Form 10-K
period 2001-12-31
UNITEDGLOBALCOM INC
filed 2002-04-15
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FISCAL YEAR ENDED DECEMBER 31, 2001
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                          to

Commission File No. 000-496-58

UnitedGlobalCom, Inc.
(formerly known as New UnitedGlobalCom, Inc.)
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1602895 (I.R.S. Employer Identification No.)

4643 South Ulster Street, Suite 1300
Denver, CO 80237
(address of principle executive offices)

Registrant's telephone number, including area code: (303) 770-4001

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on April 10, 2002, was approximately $561.6 million.

The number of shares outstanding of the Registrant's common stock as of April 10, 2002 was:

    Class A common stock – 109,670,878 shares of a total authorized of 1,000,000,000
    Class B common stock –    8,870,332 shares of a total authorized of 1,000,000,000
    Class C common stock – 303,123,542 shares of a total authorized of  400,000,000

i

PART I

ITEM 1. BUSINESS

(a) General Development of Business

UnitedGlobalCom, Inc. was formed under Delaware law on February 5, 2001, to effectuate the merger on January 30, 2002 with UGC Holdings, Inc. We refer to this merger and related restructuring transaction as the "merger transaction". Stockholders of UGC Holdings, Inc. became our stockholders as a result of the merger transaction. We now own a 99.5% economic interest, 50.0% voting interest in the election of directors and 99.5% voting interest in other matters in UGC Holdings, Inc. Immediately following the merger transaction, we changed our name to "UnitedGlobalCom, Inc." from "New UnitedGlobalCom, Inc." and UGC Holdings, Inc. changed its name to "UGC Holdings, Inc." from "UnitedGlobalCom, Inc." When we use the terms "we", "us", "our" or similar terms, or the term "United", we refer to UnitedGlobalCom, Inc. and, where appropriate, to UGC Holdings, Inc., or "UGC Holdings".

Risks, Uncertainties and Liquidity

Each of our major operating subsidiaries has net working capital deficiencies as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements, summarized as follows:

  •
  UGC Holdings' 53.1%-owned European operating company, United Pan-Europe Communications, N.V. ("UPC"), determined that it would not make interest payments on certain of its senior notes as they fell due on February 1, 2002, which constituted an event of default under the indentures related to such notes. The occurrence of these events of default constituted cross events of default under the indentures related to the remaining series of senior notes, senior discount notes and certain of UPC's bank facilities, raising substantial doubt about its ability to continue as a going concern.

  •
  UGC Holdings' 100%-owned Chilean operating company, VTR GlobalCom S.A. ("VTR"), does not have sufficient operating cash flow to service its indebtedness over the next year, raising substantial doubt about its ability to continue as a going concern. VTR's ability to continue as a going concern is dependent on a successful refinancing of its $176.0 million bank facility that is due April 29, 2002.

  •
  UGC Holdings' 50.0%-owned holding company, United Australia/Pacific, Inc. ("UAP"), failed to make the required interest payment due November 15, 2001 on its senior discount notes, and failed to cure this event of default. UAP's working capital and projected operating cash flow are not sufficient to fund its expected expenditures and repay the UAP notes over the next year, raising substantial doubt about its ability to continue as a going concern. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP.

  •
  UAP's majority-owned operating subsidiary, Austar United Communications Limited, ("Austar United"), has a net working capital deficiency and its projected cash flows are insufficient to fund its expected expenditures and pay its liabilities when due over the next year, raising substantial doubt about its ability to continue as a going concern.

  Based on the above events, there is substantial doubt about UGC Holdings' ability to continue as a going concern. For further discussion see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, included elsewhere herein.

Merger Transaction

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty Media Corporation and certain of its affiliates, or "Liberty", contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United. In exchange for these contributions, we issued Liberty approximately 21.9 million shares of our Class C common stock;

  •
  Certain long-term stockholders of UGC Holdings (the "Founders") transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies.

As a result of the merger transaction:

  •
  UGC Holdings became our 99.5%-owned subsidiary;

  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;

  •
  The shares of UGC Holdings' preferred stock outstanding immediately prior to the merger, other than UGC Holdings' Series E preferred stock, were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;

  •
  The shares of UGC Holdings' Series E preferred stock outstanding immediately prior to the merger were converted into an aggregate of 1,500 shares of UGC Holdings' Class A common stock;

  •
  Liberty has the right to elect four of our 12 directors;

  •
  The Founders have the effective voting power to elect eight of our 12 directors; and

  •
  We have the right to elect half of UGC Holdings' directors and four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle, have the right to elect the other half of UGC Holdings' directors.

Immediately following the merger transaction:

  •
  Liberty contributed to us notes issued by two of our Dutch subsidiaries (the "Belmarken Notes" or "Exchangeable Loan") and, as a result, these Dutch subsidiaries owe the amounts payable under such notes, which had an accreted value of $891.7 million as of January 30, 2002, to us rather than to Liberty;

  •
  Liberty contributed $200.0 million in cash to us;

  •
  Liberty contributed to us $1.435 billion face amount of UPC senior notes and €263.1 million face amount of UPC senior discount notes (collectively the "Liberty UPC Bonds") and, as a result, UPC owes the obligations represented by such senior notes and senior discount notes to us rather than to Liberty; and

  •
  In exchange for the contribution of these assets to us, we issued an aggregate of approximately 281.3 million shares of our Class C common stock to Liberty.

In December 2001, IDT United Inc. ("IDT United") commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior notes of UGC Holdings. This tender offer expired at 5:00 p.m., New York City time, on February 1, 2002. As of the expiration of the tender offer, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United.

Prior to the merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the senior notes of UGC Holdings, as well as all of Liberty's interest in IDT United. The purchase price for the senior notes and Liberty's interest in IDT United was:

  •
  Our assumption of approximately $304.6 million of indebtedness owed by Liberty to UGC Holdings (due January 30, 2004); and

  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, LBTW I, Inc., a subsidiary of Liberty, loaned United Programming Argentina II, Inc., a subsidiary of ours ("United Argentina"), approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Argentina an additional approximately $85.4 million, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002. We have used the proceeds of these loans to purchase additional shares of preferred stock and promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary.

(b) Financial Information about Industry Segments

Financial information about industry segments appears in our financial statements and the financial statements of UGC Holdings included in Item 8 "Financial Statements and Supplementary Data".

In the following tables, we show certain operating data for the systems we own through UGC Holdings for each of the last two years:

Grand Total Triple Play (Video, Voice and Internet) Revenue Generating Units

December 31, 2001
GRAND TOTAL AGGREGATE RGUs	12,906,700

GRAND TOTAL CONSOLIDATED RGUs (1)	9,084,200

GRAND TOTAL PROPORTIONATE RGUs (2)	5,814,600

Operating System Data – Video

	December 31, 2001
	UGC Holdings Ownership	System Ownership	Homes in Service Area	Homes Passed	Two-way Homes Passed	Analog Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,646,000	2,516,000	2,211,300	2,341,500	50,200	–	2,391,700
Germany (3)	13.3-27.1%	25.0-51.0%	2,748,100	2,681,300	458,300	1,895,300	11,900	–	1,907,200
Poland	13.3-53.1%	25.0-100.0%	1,851,800	1,851,800	181,000	1,010,900	–	660,100	1,671,000
Hungary	52.5-53.1%	98.9-100.0%	1,001,100	937,200	455,400	663,500	–	59,100	722,600
Austria	50.4%	95.0%	1,081,400	923,300	920,100	499,200	4,400	–	503,600
Israel	24.7%	46.6%	680,000	665,900	425,000	418,800	146,700	–	565,500
Czech Republic	53.0-53.1%	99.9-100.0%	913,000	786,400	237,300	329,800	–	42,300	372,100
France	48.9%	92.0%	2,656,600	1,311,700	610,900	433,400	9,500	–	442,900
Norway	53.1%	100.0%	529,000	478,100	158,700	334,600	9,500	–	344,100
Slovak Republic	50.4-53.1%	95.0-100.0%	517,800	375,000	17,300	304,400	–	11,700	316,100
Romania	27.1-37.2%	51.0-70.0%	648,700	485,400	–	315,800	–	–	315,800
Sweden	53.1%	100.0%	770,000	421,600	249,400	265,400	4,600	–	270,000
Belgium	53.1%	100.0%	530,000	152,600	152,600	123,200	–	–	123,200
Malta	26.6%	50.0%	184,500	183,500	82,000	92,500	–	–	92,500

Total			16,758,000	13,769,800	6,159,300	9,028,300	236,800	773,200	10,038,300

Latin America:
Chile	100.0%	100.0%	2,350,000	1,666,200	856,100	439,800	–	8,500	448,300
Mexico	90.3%	90.3%	395,300	288,900	111,400	78,700	–	–	78,700
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	16,600	–	–	16,600
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	390,000	–	16,100	–	–	16,100
Peru	100.0%	100.0%	140,000	64,500	17,200	9,700	–	–	9,700

Total			3,418,500	2,477,500	984,700	560,900	–	8,500	569,400

Asia/Pacific:
Australia	55.8%	100.0%	2,085,000	2,083,100	–	54,000	–	378,100	432,100
Philippines	19.6%	49.0%	600,000	517,500	29,500	173,900	–	–	173,900
New Zealand	23.2%	41.6%	140,300	140,300	140,300	27,300	–	–	27,300

Total			2,825,300	2,740,900	169,800	255,200	–	378,100	633,300

AGGREGATE VIDEO			23,001,800	18,988,200	7,313,800	9,844,400	236,800	1,159,800	11,241,000

CONSOLIDATED VIDEO (1)			16,881,600	13,076,200	6,084,700	7,678,100	78,200	121,600	7,877,900

PROPORTIONATE VIDEO (2)			12,076,100	9,655,300	3,910,000	4,508,000	78,800	367,200	4,954,000

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.
(3)
Includes 301,200 subscribers in The Netherlands.

Operating System Data – Voice

	December 31, 2001
				Subscribers		Lines
	UGC Holdings Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.1%	100.0%	1,539,100	168,300	–	209,700	–
Austria	50.4%	95.0%	899,700	139,000	–	140,200	–
Hungary	52.5-53.1%	98.9-100.0%	84,900	67,000	–	72,400	–
France	48.9%	92.0%	610,900	56,300	–	58,300	–
Norway	53.1%	100.0%	123,500	20,600	–	22,500	–
Czech Republic	53.0-53.1%	99.9-100.0%	17,700	3,300	–	3,300	–
Germany	27.1%	51.0%	1,300	100	–	100	–
Priority Telecom	42.0%	79.1%	7,800	7,800	–	7,800	–

Total			3,284,900	462,400	–	514,300	–

VTR:
Chile	100.0%	100.0%	856,100	183,200	1,900	203,500	3,600

Austar United:
New Zealand	23.2%	41.6%	1,300,000	171,700	45,100	178,900	53,500
Australia	55.8%	100.0%	–	13,000	–	13,000	–

Total			1,300,000	184,700	45,100	191,900	53,500

AGGREGATE VOICE			5,441,000	830,300	47,000	909,700	57,100

CONSOLIDATED VOICE (1)			4,141,000	645,600	1,900	717,800	3,600

PROPORTIONATE VOICE (2)			2,848,000	469,000	12,400	518,300	16,000

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Internet

	December 31, 2001
	UGC Holdings Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,211,100	238,200
Austria	50.4%	95.0%	920,100	141,100
Sweden	53.1%	100.0%	249,400	48,200
Germany	13.3-27.1%	25.0-51.0%	458,300	34,500
Norway	53.1%	100.0%	158,700	24,600
Belgium	53.1%	100.0%	152,600	21,400
France	48.9%	92.0%	610,900	21,700
Hungary	52.5-53.1%	98.9-100.0%	331,200	13,800
Czech Republic	53.0-53.1%	99.9-100.0%	177,300	6,200
Poland	53.1%	100.0%	181,000	8,500
Malta	26.6%	50.0%	82,000	7,200
chello broadband subscribers outside of UPC's network	53.1%	100.0%	8,900	8,900

Total			5,541,500	574,300

Latin America:
Chile	100.0%	100.0%	802,400	24,800
Mexico	90.3%	90.3%	111,400	2,100
Uruguay	100.0%	100.0%	6,000	400
Peru	100.0%	100.0%	17,200	600

Total			937,000	27,900

Austar United:
Australia	55.8%	100.0%	–	72,200
New Zealand	23.2%	41.6%	1,300,000	114,000

Total			1,300,000	186,200

AGGREGATE INTERNET			7,778,500	788,400

CONSOLIDATED INTERNET (1)			5,844,200	558,800

PROPORTIONATE INTERNET (2)			3,918,100	379,200

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	December 31, 2001
	UGC Holdings Ownership	System Ownership	Subscribers
UPC:
UPCtv	53.1%	100.0%	9,015,000
Spain/Portugal	26.6%	50.0%	8,341,000
Ireland	42.5%	80.0%	5,901,000
MTV Joint Venture	26.6%	50.0%	2,857,000
Poland	53.1%	100.0%	945,000
Hungary	53.1%	98.9-100.0%	16,000

Total			27,075,000

MGM Networks LA:
Latin America	50.0%	50.0%	15,214,300

Austar United:
Australia	27.9%	50.0%	7,154,400

AGGREGATE CONTENT			49,443,700

CONSOLIDATED CONTENT (1)			15,877,000

PROPORTIONATE CONTENT (2)			20,380,300

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Grand Total Triple Play (Video, Voice and Internet) Revenue Generating Units

December 31, 2000
GRAND TOTAL AGGREGATE RGUs	11,649,000

GRAND TOTAL CONSOLIDATED RGUs (1)	9,403,700

GRAND TOTAL PROPORTIONATE RGUs (2)	5,545,300

Operating System Data – Video

	December 31, 2000
	UGC Holdings Ownership	System Ownership	Homes in Service Area	Homes Passed	Two-way Homes Passed	Analog Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	52.6%	100.0%	2,569,700	2,458,800	2,025,200	2,258,700	14,700	–	2,273,400
Germany	13.1-26.8%	25.0-51.0%	2,697,900	2,697,900	419,900	1,871,700	5,400	–	1,877,100
Poland	52.6%	100.0%	1,950,000	1,850,700	149,300	1,064,300	–	414,700	1,479,000
Hungary	52.0-52.6%	98.9-100.0%	1,001,100	843,400	182,400	624,400	–	29,100	653,500
Austria	50.0%	95.0%	1,168,700	917,300	914,000	484,300	–	–	484,300
Israel	24.5%	46.6%	649,000	649,000	396,600	453,700	–	–	453,700
Czech Republic	52.6%	100.0%	913,000	786,400	179,300	401,500	–	21,500	423,000
France	48.4%	92.0%	2,591,200	1,224,400	322,500	395,600	9,100	–	404,700
Norway	52.6%	100.0%	529,000	473,400	139,500	333,400	–	–	333,400
Slovak Republic	50.0-52.6%	95.0-100.0%	517,800	377,200	17,300	323,100	–	8,700	331,800
Romania	26.8-36.8%	51.0-70.0%	648,500	450,700	–	285,200	–	–	285,200
Sweden	52.6%	100.0%	770,000	421,600	233,400	252,800	–	–	252,800
Belgium	52.6%	100.0%	530,000	152,100	152,100	124,300	–	–	124,300
Malta	26.3%	50.0%	183,000	183,000	–	82,800	–	–	82,800

Total			16,718,900	13,485,900	5,131,500	8,955,800	29,200	474,000	9,459,000

Latin America:
Chile	100.0%	100.0%	2,350,000	1,613,800	622,800	413,000	–	9,700	422,700
Mexico	90.3%	90.3%	395,300	258,700	12,000	70,500	–	–	70,500
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	17,700	–	–	17,700
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	301,000	–	15,000	–	–	15,000
Peru	100.0%	100.0%	140,000	63,900	–	7,700	–	–	7,700

Total			3,418,500	2,305,300	634,800	523,900	–	9,700	533,600

Asia/Pacific:
Australia	72.9%	100.0%	2,085,000	2,083,100	–	63,200	–	358,000	421,200
Philippines	19.6%	49.0%	600,000	517,500	–	193,300	–	–	193,300
New Zealand	36.5%	50.0%	141,000	95,400	95,400	21,000	–	–	21,000

Total			2,826,000	2,696,000	95,400	277,500	–	358,000	635,500

AGGREGATE VIDEO			22,963,400	18,487,200	5,861,700	9,757,200	29,200	841,700	10,628,100

CONSOLIDATED VIDEO (1)			19,008,000	14,798,800	4,946,700	7,616,500	23,800	841,700	8,482,000

PROPORTIONATE VIDEO (2)			12,393,700	9,658,900	3,045,000	4,425,900	12,800	520,000	4,958,700

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Voice

	December 31, 2000
				Subscribers		Lines
	UGC Holdings Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	52.6%	100.0%	1,409,900	132,700	–	159,600	–
Austria	50.0%	95.0%	893,900	103,400	–	105,000	–
Hungary	52.0%	98.9%	84,900	66,400	–	68,000	–
France	48.4%	92.0%	322,500	37,500	–	39,700	–
Norway	52.6%	100.0%	110,200	14,300	–	15,600	–
Czech Republic	52.6%	100.0%	17,700	3,600	–	3,600	–
Germany	26.8%	51.0%	1,300	100	–	100	–
Priority Telecom	52.6%	100.0%	3,500	3,500	–	3,500	–

Total			2,843,900	361,500	–	395,100	–

VTR:
Chile	100.0%	100.0%	622,800	120,200	1,000	132,900	2,600

Austar United:
New Zealand	36.5%	50.0%	95,400	32,100	1,500	37,700	4,300
Australia	72.9%	100.0%	–	7,600	–	7,600	–

Total			95,400	39,700	1,500	45,300	4,300

AGGREGATE VOICE			3,562,100	521,400	2,500	573,300	6,900

CONSOLIDATED VOICE (1)			3,466,700	489,300	1,000	535,600	2,600

PROPORTIONATE VOICE (2)			2,114,600	322,000	1,500	354,200	4,200

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Internet

	December 31, 2000
	UGC Holdings Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	52.6%	100.0%	2,012,400	163,400
Austria	50.0%	95.0%	912,700	97,200
Sweden	52.6%	100.0%	233,400	33,100
Germany	13.1%	25.0%	7,700	20,600
Belgium	52.6%	100.0%	152,100	15,500
Norway	52.6%	100.0%	139,500	14,900
France	48.4%	92.0%	337,000	13,600
Hungary	52.6%	100.0%	108,300	3,000
Czech Republic	52.6%	100.0%	114,700	2,500
Poland	52.6%	100.0%	149,300	–

Total			4,167,100	363,800

Latin America:
Chile	100.0%	100.0%	622,800	8,400

Austar United:
Australia	72.9%	100.0%	–	79,700
New Zealand	36.5%	50.0%	95,400	45,100

Total			95,400	124,800

AGGREGATE INTERNET			4,885,300	497,000

CONSOLIDATED INTERNET (1)			4,789,900	431,400

PROPORTIONATE INTERNET (2)			2,809,300	263,100

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	December 31, 2000
	UGC Holdings Ownership	System Ownership	Subscribers
UPC:
Ireland	42.1%	80.0%	4,422,000
Spain/Portugal	26.3%	50.0%	1,605,000
Poland	52.6%	100.0%	1,167,600
Hungary	52.6%	100.0%	29,100
Czech Republic	52.6%	100.0%	21,500
Slovak Republic	52.6%	100.0%	8,700

Total			7,253,900

MGM Networks LA:
Latin America	50.0%	50.0%	11,863,000
Austar United:
Australia	36.5%	50.0%	5,457,700

TOTAL			24,574,600

TOTAL BASED ON CONSOLIDATED SYSTEMS (1)			5,648,900

TOTAL BASED ON PROPORTIONATE DATA (2)			10,849,100

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

(c) Narrative Description of Business

We, together with our operating subsidiaries and affiliates, are the largest broadband communications provider outside the United States. We provide video services, via traditional cable and direct to home ("DTH") systems, in 26 countries worldwide and telephone and Internet access services in a growing number of our international markets, which together we refer to as "Distribution". Our operations are grouped into three major geographic regions – Europe, Latin America and Asia/Pacific. Our European operations are held through UPC. UPC is the largest pan-European broadband communications company, providing video, telephone and Internet access services in 17 countries in Europe and Israel. UPC's shares are publicly traded on the official segment of the stock market of Euronext Amsterdam, N.V. under the symbol "UPC" and on The Nasdaq National Market under the symbol "UPCOY". Our primary Latin American operation is our 100%-owned Chilean operating company, VTR. VTR is Chile's largest multi-channel television provider and a growing provider of telephone services. Our Asia/Pacific operations are primarily held through our 55.8%-owned publicly-traded affiliate Austar United. Austar United owns the largest provider of video services in regional Australia, various Australian programming interests and a 41.6% interest in the only full-service provider of broadband communications in New Zealand. Austar United's shares are publicly traded on the Australian Stock Exchange under the symbol "AUN".

Our operating companies consist primarily of highly penetrated, mature broadband systems as well as a number of earlier-stage broadband businesses. Our primary goal in the majority of these markets is to capitalize on the opportunity to increase revenues and cash flows through the introduction of new and expanded video services and the delivery of telephone and Internet access services over our broadband communications networks. Today we are a full-service provider of these video, voice and Internet access services in most of our Western European markets and in Chile and New Zealand.

Europe

UPC's operations are organized into three principal divisions. UPC Distribution Holding B.V. ("UPC Distribution"), through its subsidiaries and affiliates, delivers video and, in many of UPC's Western European systems, the triple play, to residential customers. UPC Media comprises UPC's Internet access business and converging Internet content and programming businesses, which provide their products and services to UPC, as well as third parties. UPC's residential, wireless local loop, or "WLL", and competitive local exchange carrier, or "CLEC" businesses are conducted through its majority owned subsidiary Priority Telecom, N.V. ("Priority Telecom"). Priority Telecom CLEC is the provider of telephone and data network solutions to the business market. UPC's subscriber base is one of the largest of any group of broadband communications networks operated across Europe. UPC's goal is to enhance its position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone, Internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. UPC plans to reach this goal by increasing the penetration of its new services, such as digital video, telephone and Internet, primarily within its existing customer base.

UPC Distribution

UPC's distribution division delivers video services, and in many of its Western European systems, telephone and Internet services to the residential market. UPC's distribution division also offers residential Internet and telephone services in some of its Eastern European systems. Over the past few years, UPC has been upgrading its cable television systems to high-speed, two-way capacity. In addition to enabling UPC to offer telephone and Internet services, the upgraded network will provide UPC with technology to offer enhanced digital video services, such as near video on demand ("NVOD") and interactive television. As of December 31, 2001, approximately 74.1% of the network in UPC's Western European systems, excluding Germany, had been upgraded, as well as approximately 20.1% of its Eastern Europe systems.

In 2001, UPC launched digital video in The Netherlands, Austria, France, Norway and Sweden. UPC expects that full digitalization of its television signals will be made possible by its network upgrade to full two-way capability. The roll out of digital services via set-top computers installed in customers' homes will involve significant capital investment and the use of new technologies. UPC cannot provide assurance that it will be able to complete the roll out of digital services on the planned schedule.

During 2000 and 2001, UPC undertook a significant project of upgrading and integrating its information technology systems, creating a pan-European infrastructure to support the delivery of its services. The primary purpose of the project is the integration of software applications and processes into a complete information technology ("IT") and business solution. Various modules, such as billing and collection, customer care, activation and provisioning, capacity management and reporting were linked to a pan-European data center based in The Netherlands. By the end of 2001, UPC had migrated more than 1.0 million customers of UPC France and UPC Netherlands to the new platform.

UPC Distribution – Video

As of December 31, 2001, UPC's operating companies had approximately 7.2 million consolidated subscribers to their basic tier video services, excluding an additional approximately 113,100 consolidated subscribers to its DTH service in Hungary, the Czech Republic and the Slovak Republic. In 2001, UPC launched digital video services commercially in The Netherlands, Austria, France, Norway and Sweden. At December 31, 2001, UPC had approximately 78,200 consolidated digital video subscribers in those countries. UPC plans to continue increasing its revenue per subscriber by expanding its video services program offerings through digital and expanded basic tier services, pay-per-view and digital audio.

UPC offers its subscribers some of the most advanced analog video and digital services available today and a large choice of radio programs. In many systems, for example, UPC has introduced impulse pay-per-view services. UPC plans to continue to improve its expanded basic tier offerings by adding new channels. In addition, UPC offers subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings. Generally, basic tier pricing is regulated by media laws and local licenses, while the expanded basic tier is not specifically price regulated, although it is subject to the general rules of competition law.

The increased channel capacity provided by digitalization will enable UPC to offer digital subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization allows UPC to provide value added services such as digital music, walled garden, interactive television and basic email functionality. The increased channel capacity provided by digitalization enables digital subscribers to customize their subscriptions for UPC's products and services to suit their lifestyles and personal interests. UPC also provides its digital subscribers with customizable programming guides that enable them to program their favorite channels and also allows parents to restrict their children's viewing choices. Because many of these products and services are new and have not achieved market acceptance, there can be no assurance when or if UPC will be able to market them successfully.

UPC Distribution – Voice

UPC offers residential telephone services, branded as Priority Telecom, over its networks in its Austrian, Dutch, French and Norwegian systems. UPC's operating companies generally do not offer telephone services to business customers in those countries in which its business telephone activities have been spun-off to Priority Telecom. UPC also has a traditional switched telephone network in Hungary and the Czech Republic. UPC offers its residential telephone customers local, national and international voice services, in addition to several value added features.

Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that UPC is using allows telephone traffic to be carried over its upgraded network without requiring the installation of twisted copper pair. This technology requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. UPC is currently working in close cooperation with some suppliers to develop the possible introduction of alternative telephony technologies, including Voice over Internet Protocol ("VoIP"). VoIP is well-suited for many of UPC's networks, as the technology used is similar to UPC's existing Internet service. Because of these similarities, UPC believes it can decrease significantly its capital expenditures for the introduction of VoIP as compared to other technologies. Since VoIP is in the relatively early stages of development and VoIP services are not rolled out on any significant scale in the world, there can be no assurances that UPC will be able to successfully launch VoIP services to its customers.

UPC generally prices its telephone service at a discount compared to services offered by incumbent telecommunications operators. UPC is, however, reviewing this strategy in order to improve its gross margin. Because of the relatively high European local tariff rates, UPC believes potential customers will be receptive to its telephone services, especially in a bundled offer with any of its other services. In addition to offering competitive pricing, UPC offers a full complement of services to telephone subscribers including custom local area signaling services or "CLASS". CLASS offers caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. UPC also provides voice mail and second lines. The introduction of number portability in some of UPC's markets, including The Netherlands, Norway and France, provides an even greater opportunity, as potential customers will be able to subscribe to UPC's service without having to change their existing telephone numbers.

Each operating company that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though UPC has secured these interconnection arrangements, UPC may still experience difficulty operating under them. In Austria, UPC's interconnection arrangement is subject to a dispute with the incumbent telecommunications service provider, which is pending in the administrative court. Priority Telecom manages UPC's interconnection relationships.

UPC Distribution – Internet

UPC initially launched its broadband Internet business in a few of its operating systems in September 1997, and has continued to roll out its Internet service while in the process of upgrading its network. UPC currently offers Internet services in ten countries through its wholly-owned subsidiary chello broadband, N.V. ("chello broadband").

Cable modem technology allows access to the Internet over UPC's existing upgraded network. This data communication is transformed into signals capable of transmission over fiber and coaxial cable by the addition of incremental electronic equipment, including servers, routers and switches at the master telecom center. Cable modems allow Internet access at speeds significantly faster than traditional dial-up access, although UPC cannot guarantee the speed over its networks since it is a shared medium. A number of different technologies designed to provide much faster access than traditional dial-up modems have been proposed and are being introduced, such as Integrated Services Digital Network ("ISDN") and asymmetric digital subscriber line ("ADSL"), which compete with UPC's cable modem access technology. Cable modem technology, unlike most other high-speed technologies, is based on the widely used Transmission Control Protocol/Internet Protocol ("TCP/IP"), which is used on local area networks and the Internet. A global standard for TCP/IP has been created and accepted.

UPC's local operating companies have entered into franchise arrangements with chello broadband that provide UPC's operating companies with product development, customer support, local language broadband portals and marketing support for a fee based upon a percentage of subscription revenue. In December 2001, the assets and employees relating to the technical network and systems access to the Internet were transferred from chello broadband to the UPC Distribution operating companies.

To achieve cost efficiencies and synergies across the UPC operating groups, the chello broadband technology group, which is managing the Internet services, and associated network assets, including the Always On Ready To Access backbone ("AORTA"), were integrated into UPC Distribution in 2001. As part of this transfer, certain elements of the chello broadband franchise agreement with UPC's operating companies were revised to reflect the changes in cost and operational responsibilities. chello broadband is expected to enter into a separate framework operating agreement and service level agreements with companies within the UPC Distribution group with regard to certain operational matters.

The primary components of the transferred network assets and systems are the network operations center, the AORTA backbone infrastructure, and Internet related equipment and assets at master and regional data centers containing servers, routers and associated software. This infrastructure allows Internet traffic to be rerouted if parts of the network are congested or impaired. The core infrastructure connects Amsterdam, Stockholm, Vienna, Paris, Brussels, London, Oslo and New York. The network operations center is used to monitor the quality of services. This center, located in Amsterdam, operates 24 hours per day, 7 days per week, and manages the infrastructure, regional data centers, regional networks, head end facilities, servers and other components of the network infrastructure. During 2001, bandwidth monitoring tools were introduced in conjunction with UPC Distribution, which are critical for effective network cost control. The bandwidth monitoring tools will enable UPC to introduce pricing policies, under which, Internet users pay fees based on their use of the Internet, rather than a fixed fee.

Western Europe

Austria: UPC Telekabel Group. UPC Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. UPC owns 95.0% of, and manages, each UPC Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5.0% interest in each company. The UPC Telekabel Group provides cable television and communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt. UPC Telekabel Group's largest subsidiary, Telekabel Wien, serves Vienna and represents approximately 87.0% of UPC Telekabel Group's total subscribers. Telekabel Wien owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

UPC intends to capitalize on UPC Telekabel Group's strong market position and positive perception by its customers by expanding UPC Telekabel Group's service offerings as its network is approximately 99.6% upgraded to full two-way capability. The upgraded network enabled UPC Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and Internet access services in 1997. UPC Telekabel Group launched Priority Telecom's cable telephone service in Vienna on a commercial basis in early 1999, and the chello broadband service in June 1999. UPC Telekabel Group launched digital video services in Austria in the second half of 2001.

In connection with UGC Holdings' acquisition of Philips Electronics, N.V.'s ("Philips") interest in UPC in December 1997, the City of Vienna and Philips agreed that Philips will continue to guarantee the capital level to be maintained by Telekabel Wien. Philips has also agreed to guarantee the continued fulfillment of the agreements that were originally concluded between the city and Philips that were assigned by Philips to UPC. These agreements have a term until 2022, with an extension option. UPC has agreed to indemnify Philips for any liability under Philips' guarantee. Due to its position as a guarantor, Philips has the right to appoint one member to UPC's Supervisory Board. This Supervisory Director has a veto right that is limited to fundamental decisions and exceptional business matters, such as the sale or disposition of UPC's interests in Telekabel Wien, if certain threshold values are met.

The City of Vienna's approval is required for any change of control over UPC, which approval cannot be unreasonably withheld if the buyer is a reputable telecommunications and/or cable television operator. In the absence of such approval, the City of Vienna can require UGC Holdings to own Telekabel Wien separately from UPC.

Belgium: UPC Belgium. UPC Belgium, UPC's wholly-owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven. UPC Belgium plans to increase revenues through the continued introduction of new services that currently are not subject to price regulation. UPC Belgium offers expanded basic tier cable television, and also distributes three premium channels, two in Brussels and one in Leuven, which are provided by Canal+ Group, the television and film division of Vivendi Universal ("Canal+"). UPC Belgium's network is fully upgraded to two-way capability and UPC Belgium will continue to introduce expanded service offerings. UPC Belgium began offering Internet access services in September 1997 and introduced the chello broadband service in early 1999.

France: UPC France. UPC has been constructing and operating cable television and communications systems in France since 1996. During 1999, UPC acquired several additional major cable television systems and UPC France is now one of the largest cable television providers in France. UPC France's initial operating companies constructed their networks with technology and capacity that enabled them to offer integrated video, voice and Internet services. UPC is continuing to upgrade certain of the networks of its acquired French systems to be able to offer cable telephone and Internet services in these systems as well. UPC France's major operations are located in suburban Paris, the Marne laVallee area east of Paris, Lyon and in other towns and cities throughout France. UPC currently owns through UPC France approximately 92.0% of Médiaréseaux S.A., which in turn holds all UPC's interests in the distribution activities in France.

Most of UPC's French systems offer various tiers of cable television service. To increase its average monthly revenue per subscriber, UPC France began offering pay-per-view services in May 1998. UPC is expanding these revenue-generating services across its acquired systems. In addition, UPC France launched a digital video product commercially in 2001.

In June 1998, UPC France obtained a 15-year telephone and network operator license for an area that includes approximately 1.5 million homes in the eastern suburbs of Paris. UPC France began offering telephone services, under the Priority Telecom brand in its existing cable television franchise area in March 1999 and has continued to roll out telephone services in 2000 and 2001 in suburban Lyon and Limoges.

UPC France launched chello broadband's Internet access services over the upgraded portions of its network in 1999. UPC launched chello broadband's Internet access service in its systems in the suburban Lyon and Limoges areas in the second quarter of 2000.

Germany: UPC Germany. In October 2000, UPC's approximately 51.0%-owned subsidiary, UPC Germany, acquired EWT/TSS Group ("EWT/TSS"), the fourth largest independent German broadband cable operator. EWT/TSS has cable operations throughout Germany, with the greatest concentration in Nordrhein-Westfalen, Berlin/Brandenburg and Sachsen/Thueringen. EWT/TSS is the second largest cable provider in Berlin, and has introduced cable telephone services in Berlin on a trial basis. Under the UPC Germany shareholders agreement, the 49.0% shareholder has an option to put its interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its shares or the equivalent value of cash on such date. Pursuant to the agreement to acquire EWT/TSS, UPC is required to fulfill a contribution obligation no later than March 2003, by contribution of certain assets amounting to approximately €358.8 million. If UPC fails to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49.0% owner in UPC Germany may call for 22.0% of the outstanding shares of UPC Germany for nominal consideration. On March 5, 2002, UPC received the holders' notice of exercise. Upon settlement of the exercise, UPC's interest in UPC Germany would be reduced to 29.0% and UPC would no longer consolidate UPC Germany. UPC believes delivery of the UPC Germany shares would extinguish the contribution obligation.

UPC also owns approximately 25.0% of PrimaCom AG ("PrimaCom"), which owns and operates cable television networks in Germany. PrimaCom's footprint shares a significant geographic overlap with EWT/TSS.

The Netherlands: UPC Nederland. UPC's Dutch systems are its largest group of cable television and communications systems. UPC has had operations in The Netherlands since it was formed in 1995. UPC began upgrading a portion of its Dutch networks in 1997 and as of December 31, 2001, approximately 87.9% of its network was fully upgraded. As UPC's subscribers are located in large clusters, including the major cities of Amsterdam, Rotterdam, and Eindhoven, UPC has constructed a national fiber backbone to interconnect these regional networks. In addition to television services, UPC Nederland offers Internet and telephone services over its upgraded network.

As a result of the high penetration in UPC's Dutch systems and the rate regulation of the basic tier in many of UPC Nederland's franchise areas, UPC has focused its efforts on increasing revenue per subscriber in these systems through the introduction of new video, telephone and Internet services. Many of UPC's Dutch systems have offered an expanded basic tier since late 1996 through the introduction of an analogue decoder. UPC initially launched impulse pay-per-view services in April 1997. In 2001, UPC commenced the roll out of digital video services in its Dutch systems.

UPC Nederland launched its cable telephone service in Amsterdam in July 1997 and its Priority Telecom cable telephone service in many other parts of its network in May 1999. In some of UPC's acquired systems, it launched cable telephone services in 2000 and 2001.

Some of UPC's Dutch systems had Internet access services as early as 1997. UPC launched chello broadband's Internet services in UPC Nederland's existing systems in early 1999. In 2000, UPC launched chello broadband in Rotterdam.

During 2000 and 2001, UPC continued to integrate its Dutch acquisitions. UPC began the process of rationalizing the eleven legacy billing systems and four call centers inherited from its Dutch acquisitions. In 2001, UPC continued to focus on the bundling of its new services to achieve increased revenue per subscriber and UPC also achieved additional cost savings through continuing rationalization of operating activities.

Norway: UPC Norge. UPC Norge is Norway's largest cable television operator. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge has been upgrading its network to two-way capacity since 1998.

UPC Norge offers cable television subscribers four tiers of video services. UPC's goals for UPC Norge's cable television business are to continue to increase its penetration rate and improve its revenue per subscriber by providing additional programming and services.

UPC Norge introduced Priority Telecom's cable telephone service in April 1999 in the upgraded portions of its network. UPC Norge launched an Internet access service in March 1998 and introduced chello broadband service in April 1999. In 2001, UPC commenced the roll out of digital video services.

Sweden: UPC Sweden. UPC Sweden operates cable television and communications systems servicing the greater Stockholm area. UPC Sweden launched Internet services in 1999. UPC commenced the roll out of digital video services in Stockholm during the fourth quarter of 2001.

UPC Sweden leases the fiber optic cables it uses to link to its main headend under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications or broadcast services in the City of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement, which expires in January 2019. Additional fiber optic cables are leased under several short-term agreements, most of which have three year terms but some of which have ten year terms.

Central and Eastern Europe

In addition to the video, Internet and telephone services UPC offers in Central and Eastern Europe, UPC provides DTH services in the Czech Republic, Hungary and the Slovak Republic. In December 2001, UPC merged its Polish and United Kingdom DTH businesses into Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a subsidiary of Canal+. UPC is reviewing the strategic position of the DTH businesses in the Czech Republic, Hungary and the Slovak Republic.

Czech Republic: UPC Ceska' republika as. UPC's Czech Republic subsidiary provides cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. On October 27, 1999, UPC acquired 94.6% of Kabel Plus, the leading provider of cable television services in the Czech Republic. On September 24, 2000, UPC acquired DattelKabel, a Prague-based cable television operator.

UPC offers a number of tiers of programming services in the Czech Republic. UPC launched DTH service during the third quarter of 2000, leveraging its then existing DTH platform in Poland. During 2001 UPC launched Internet services.

Hungary: UPC Magyarorszag. UPC has owned and operated systems in Hungary for nearly a decade. UPC's network in Hungary is approximately 49.0% two-way upgraded. UPC launched DTH service in the third quarter of 2000, leveraging off its then existing DTH platform in Poland. In the fourth quarter of 2000, UPC Magyarorszag launched chello broadband Internet services. UPC Magyarorszag currently offers a number of tiers of programming services.

Monor Telefon Tarsasag Rt. ("Monor"), one of UPC's Hungarian operating companies, has offered traditional switched telephone services since December 1994. Monor has the exclusive, local-loop telephone concession for the Monor region of Hungary, which expires in the second half of 2003. UPC has an economic ownership interest in Monor of approximately 98.9%.

Poland: UPC Polska. In August 1999 UPC acquired @Entertainment, Inc., now called UPC Polska, which owns and operates the largest cable television system in Poland. UPC Polska's subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. In addition, until December 7, 2001, UPC Polska had a DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area. On August 10, 2001, UPC and Canal+ announced the signing of definitive agreements to merge UPC's and Canal+'s respective Polish DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In December 2001, UPC Polska merged its Polish and United Kingdom DTH assets with TKP, a subsidiary of Canal+, and funded TKP with a loan of €30.0 million in the first quarter of 2002. In return, UPC received a 25.0% ownership interest in TKP and €150.0 million in cash. As part of this transaction, through a carriage agreement, the Canal+ Polska premium channel is available on UPC Polska's cable network. TKP is managed and controlled by Canal+, which owns the remaining 75.0% of TKP.

UPC Polska currently offers cable subscribers three packages of cable television service. Some areas are offered a package of up to 60 channels. For an additional monthly charge, certain of UPC's cable networks have offered two premium television services, the HBO Poland service and Wizja Sport. As part of the restructuring of UPC Polska's programming segment, UPC Polska discontinued Wizja Sport in December 2001. In February 2002, UPC Polska began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement governing the joint venture with Canal+. UPC Polska and TKP are currently negotiating the definitive long-term channel carriage agreement for carriage of Canal+Multiplex.

UPC Polska launched chello broadband Internet service in the fourth quarter of 2000.

UPC Polska has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with TPSA (the Polish national telephone company), which permit UPC Polska to use TPSA's infrastructure for an indefinite period or, in some instances, for fixed periods up to 20 years. Over 80.0% of UPC Polska's cable television plant has been constructed using pre-existing conduits from TPSA. A substantial portion of these contracts permit termination by TPSA without penalty upon breaches of specified regulations. Any termination by TPSA of such contracts could result in UPC Polska losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. In addition, some conduit agreements with TPSA provide that cables can be installed in the ducts only for the use of cable television. If UPC Polska uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

UPC Romania. Since 1993, when UPC first entered the Romanian market, UPC has widened its customer base through acquisition and marketing activities in conjunction with build out. UPC entered into a joint venture with the owners of two Romanian cable television companies (collectively, "AST") to which UPC's and AST's Romanian assets were contributed. Through 2001, UPC held a 70.0% interest in the joint venture and the former owners of AST held the remaining 30.0%. In February 2002, UPC acquired the remaining 30.0% of the partnership for €24.1 million, effective December 31, 2001. UPC's Romanian systems offer subscribers two or three different tiers of programming.

Slovak Republic: UPC Slovensko. UPC is the largest cable operator in the Slovak Republic. UPC offers subscribers three tiers of cable television service. In the fourth quarter of 2000, UPC launched DTH service in the Slovak Republic leveraging its existing DTH platform in Poland.

UPC Media

UPC's division, UPC Media, operates UPC's converging Internet and video content and programming businesses, including digital video products, through chello broadband, UPCtv and other of UPC's subsidiaries. UPC Media focuses on four key areas: (i) chello broadband Internet access; (ii) interactive television services; (iii) transactional television services, such as pay-per-view movies, and (iv) pay television channels.

chello broadband

In 1998, UPC founded its chello broadband business for the purpose of developing a global broadband Internet operation. The chello broadband product provides high-speed access to the Internet gateway, as well as local language content through the chello broadband portal. chello broadband products are offered to residential customers through UPC Distribution operating companies and to business customers in The Netherlands, Austria and Scandinavia through Priority Telecom. In addition, chello broadband offers its products to residential and business customers through the Austrian company Telesystems Tyrol.

chello broadband has long-term agreements with UPC operating companies for the distribution of broadband Internet services to residential customers using the cable television infrastructure of the local companies, covering approximately 5.0 million homes in Europe. chello broadband currently provides its services to residential customers through UPC's subsidiaries in Austria, Belgium, France, The Netherlands, Norway, Sweden, Hungary and Poland. chello broadband's agreements with UPC operating companies generally cover all the homes in their territory. Therefore, as the operating companies' networks expand, chello broadband's exclusive rights to distribute its services will expand as well. Until the fourth quarter of 2001, chello broadband had similar franchise arrangements with affiliates of UGC Holdings. However, as part of a strategic review, chello broadband agreed with UGC Holdings to cease operations and withdraw as service provider in New Zealand, Australia and Chile, where it had previously agreed to develop Internet services for affiliates of UGC Holdings. As a result, UPC believes chello broadband will be able to better focus on its core markets in Europe. There is a separate arrangement in place with Priority Telecom for provision of chello broadband services to business customers. Priority Telecom is marketing the chello broadband brand name for this range of customers and chello broadband has a revenue sharing agreement in place for this.

Interactive Services

UPC expects the development of interactive television ("iTV") services to play an important role in the take up of its digital television product. UPC's Interactive Services Group within UPC Media is responsible for core digital products, such as electronic program guide ("EPG"), walled garden, television-based email, and PC / TV portals as well as other television and PC-based applications supporting various areas, including communications services and enhanced television ("ETV") services. UPC expects to offer increasing support and services built upon the core platform to enable areas such as on-screen betting, broadcast synchronous interactive applications and games services. UPC has successfully completed the initial launch of its base set of services (such as EPG and walled garden) in both The Netherlands and Austria. Because these are new products that have not yet received significant customer acceptance, UPC is unable to predict when or if it will be able to market these products successfully.

Transactional Television

Transactional television, consisting of NVOD and video on demand ("VOD"), is another important component of UPC's digital services. UPC's current digital product in The Netherlands includes 36 channels of NVOD programming. In addition, UPC launched NVOD in Austria in 2001. UPC Media is in the process of developing VOD services for its affiliates and, potentially, third-party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming, and adult programming. However, since the VOD product is still under development, no assurance can be given that the service will become successful.

Pay Television

UPC Media markets its own pay television products, consisting of a thematic channel bouquet launched by UPCtv in 1999. The current channels include various genres, such as extreme sports and lifestyles ("Extreme"), visual arts, style and design ("Expo"), premium films ("Film I"), local sports programming ("Sport 1"), mind, body and spirit ("Innergy"), men's information and entertainment ("Avante"), women's information and entertainment ("Club") and real life documentaries ("Reality TV"). The channels are distributed from UPC's digital media center ("DMC") located in Amsterdam. UPC distributes these channels through the UPC systems, and also distributes certain of these channels to entities that are not affiliated with it and in countries where it does not currently operate. UPC currently has contracts with over 40 third parties enabling it to distribute other pay television programs. At the end of 2001, UPC undertook a strategic review of its thematic channels that resulted in the decision to rationalize its original thematic bouquet of eight to a thematic bouquet of four and cease operations of Expo, Sport 1, Innergy and Film I during the fourth quarter of 2001 and during 2002.

The DMC is a technologically advanced production facility that provides UPCtv and other broadcasters with production and post-production play out and transmission facilities. The DMC combines the ability to produce high-quality, customized programming by integrating various video segments, language dubbing, subtitling and special effects, with up and down-link facilities for delivery to customers.

In addition to the UPCtv channels and the third party distribution contracts, UPC has been involved in branded equity ventures for the development of country specific programming, including Iberian Programming Services, Xtra Music, Cinenova, MTV Networks Polska and ATV. UPC is currently reviewing, and may decide to divest, certain of its investments in such equity ventures.

UPC also owns approximately 21.2% of SBS Broadcasting SA ("SBS"), which creates, acquires, packages and distributes programming and other media content in many of UPC's territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the Internet.

Priority Telecom

In 1998, UPC founded Priority Telecom for the purpose of providing telephone services to customers passed by its upgraded networks. Due to the potential value of its business customers, UPC decided to establish Priority Telecom as a separate CLEC, which would operate as its primary vehicle for providing telecommunication services to business customers and to spin off the business customers of its local operating companies into Priority Telecom. Through Priority Telecom, UPC's CLEC business is currently operating in metropolitan areas in The Netherlands, Austria and Norway. UPC Distribution's local operating companies continue to provide telephone services to residential customers using the Priority Telecom brand. As of December 31, 2001, Priority Telecom had approximately 7,800 customers.

In November 2000, a subsidiary of Priority Telecom merged with Cignal Global Communications ("Cignal"), a global carriers' carrier. As consideration for the merger between Priority Telecom and Cignal, the former shareholders of Cignal received approximately 16.0% of the shares of Priority Telecom. Priority Telecom was listed on the Euronext Amsterdam stock exchange ("Euronext") in September 2001. In connection with the public listing, the capital structure of Priority Telecom was restructured, and UPC contributed additional equity to Priority Telecom. UPC holds an approximate 79.1% interest in Priority Telecom and the interest of the former Cignal shareholders is approximately 11.8%. The balance of Priority Telecom shares is held by a foundation reserving such shares for issuance pursuant to employee benefit plans.

Priority Telecom has developed a product portfolio for advanced telecommunication solutions, including VoIP, interconnection of a customer's local area networks at different sites ("InterLAN"), IP-virtual private network ("IP-VPN") services and Application Service Provider ("ASP") enabling services. UPC believes these products will help it anticipate and meet changing business customer requirements. Some of these, such as VoIP, are new products using emerging technologies. Accordingly, UPC cannot predict when or if it will be able to market such products successfully.

The metropolitan, national and backbone networks used by Priority Telecom are based on 25-year Indefeasible Rights of Use ("IRUs") granted to the UPC Distribution operating companies. As part of the IRU agreements, Priority Telecom pays UPC Distribution operating companies an annual administration, operations and maintenance fee. In addition to the IRU agreements Priority Telecom has access to the local tail circuits of UPC Distribution. Given the density of this fiber network, it is possible for Priority Telecom to connect business customers directly to the core metropolitan area networks that could only be connected by the incumbents in the past. UPC believes this provides strategic advantages for Priority Telecom. In addition, the dense network enables Priority Telecom to execute a "smart build" strategy. It allows "regular" CLEC extensions to the current footprint and addition of local tails for limited capital expenditure with a short execution time. UPC expects Priority Telecom to be able to leverage substantially from this existing infrastructure allowing for efficient, cost-effective growth.

UPC and its operating companies have also signed an operating agreement with Priority Telecom, whereby Priority Telecom offers a range of services to UPC's operating companies and UPC's operating companies offer a range of services to Priority Telecom. The services which UPC provides to Priority Telecom include equipment, local loop and other capacity leases, human resources, billing, information technology and co-location services.

UPC and its operating companies intend to provide Priority Telecom with a variety of services and facilities made available under the operating agreements and IRU agreements in support of Priority Telecom's telecommunications business, up to an aggregate value of €50.0 million. Priority Telecom intends to finance these services as follows:

  •
  The operating agreements for Austria, The Netherlands and Norway will be subject to an addendum which amends the payment terms of the operating agreements to allow payments, to an aggregate of €30.0 million, to be made in Series 1 Convertible Shares, cash or securities for services provided through December 2003.

  •
  Under the IRU agreements for The Netherlands, Austria and Norway, certain subsidiaries of Priority Telecom may purchase services and facilities over a 27-month period, up to a value of €20.0 million. The value of services received plus interest at a rate equal to the three-month Euro Interbank Offer Rate ("EURIBOR") plus 3.75%, compounded quarterly, will be payable in cash 36 months from the date of invoice.

Priority Telecom revised its strategic plans for using within Priority Telecom certain assets acquired in the Cignal transaction because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public offering of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal.

Under the terms of a Shareholders Agreement, entered into with the former shareholders of Cignal, UPC granted the Cignal shareholders an option to put their interest in Priority Telecom back to UPC if an initial public offering for Priority Telecom was not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put was the greater of the fair market value of the Cignal shareholders' interest in Priority Telecom or $200.0 million. The arrangement provided UPC with the option to pay for the put, if exercised, in either its shares or cash. UPC received a notice purporting to exercise certain option rights of the former shareholders of Cignal. UPC believes these option rights did not exist at the time of the purported exercise, since they were granted subject to the condition that no initial public offering of Priority Telecom take place prior to October 1, 2001. UPC believes a successful initial public offering of Priority Telecom was completed prior to that date and, accordingly, the notice was not effective and UPC disregarded it.

Latin America

VTR

Video.    Our largest operation in Latin America is our 100%-owned Chilean operation, VTR. We hold our interest in VTR indirectly through United Latin America, Inc. ("ULA"). Through VTR we are the largest provider of video services in Chile. VTR also uses multi-channel multi-point distribution systems, or "MMDS", and satellite delivered DTH technologies to supply video services to its subscribers. Wireline cable is VTR's primary business representing approximately 94.9% of VTR's video subscribers. VTR has an approximate 60.0% market share of cable television services throughout Chile and an approximate 50.0% market share within Santiago, Chile's largest city. VTR's channel lineup consists of 50 to 65 channels segregated into two tiers of service – a basic service with 40 to 54 channels and a premium service with 14 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United

States plus more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to VTR's existing premium service package is limited because VTR's basic cable package contains similar channels. In order to better differentiate VTR's premium service and increase the number of subscribers to premium service and, therefore, average monthly revenues per subscriber, VTR anticipates gradually moving some channels out of its basic tier and into premium tiers or pay-per-view events, offering additional movies and additional adult programming on premium tiers in the future. For the programming services necessary to compile its channel lineups, VTR relies mainly on international sources, including suppliers from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches.

Voice.    VTR began marketing cable telephone service to residential customers in several communities within Santiago in 1997, and today continues its wide-scale rollout of residential cable telephone service in 21 communities within Santiago and five cities outside Santiago. As of December 31, 2001, approximately 51.4% of the homes passed by VTR's cable television systems were capable of using VTR's telephone services. VTR's plan is to be technologically capable of providing telephone service to approximately 1.0 million homes by the end of 2002, although achieving this objective depends on several factors, many of which are outside the control of VTR. VTR offers basic dial tone service as well as several value-added services, including voice mail, caller ID, 3-way calling, speed dial, wake-up service, call waiting, call forwarding, local bill detail, unlisted number and directory assistance. VTR primarily provides service to residential customers who require one or two telephone lines. VTR also provides service to small businesses and home offices requiring up to 12 telephone lines. In general, VTR has been able to achieve approximately 20.0% to 25.0% penetration of its new telephone markets within the first year of marketing. VTR has the necessary interconnect agreements with local carriers, cellular operators and long distance carriers to allow VTR to provide its telephone services. Interconnect agreements are mandatory for all local carriers.

Internet.    In 1999, VTR began offering high-speed Internet access over its Santiago network to limited areas using one-way cable modem technology with telephone return. While waiting for completion of its two-way network upgrade, low computer penetrations, low Internet usage, high international bandwidth and construction costs did not justify a full scale rollout until 2001. Now with a two-way network passing approximately 48.2% of homes passed, VTR offers an always-on, unlimited-use, high-speed (up to 300 kbs) service to residences and small/home offices. To a moderate to heavy Internet user, VTR's Internet service is generally less expensive than a dial-up service with its metered usage. Given VTR's first mover advantage in residential high-speed Internet and recent deployments in the large regional cities of Antofagasta, Concepcion and Valparaiso, customers increased approximately 194.0% to 24,812 in 2001. Because of video theft concerns, all Internet customers must take VTR's video service. The profitability of VTR's Internet business continues to improve as volume increases and bandwidth costs decrease. VTR is also considering launching a separate commercial Internet service in 2002.

Other

We have ownership interests in two systems in Brazil – a 49.0% interest in Jundiai, which holds nonexclusive cable television licenses for the city of Jundiai in southern Brazil and a 100.0% interest in TV Show Brasil, an owner and operator of a 31-channel exclusive license MMDS system in Fortaleza, on the northeast coast of Brazil. We also have a 90.3% interest in Telecable, a regional cable television system based in Cuernavaca, Mexico, a 100% interest in Star GlobalCom, a cable television system in Peru and a 100% interest in a wireless data business in Uruguay.

We provide content to various Latin American countries through our 50.0% ownership interest in MGM Networks LA. MGM Networks LA currently produces and distributes three pan-regional channels including: MGM Gold, a Portuguese language movie and television series channel for Brazil; MGM, a

Spanish language movie and television series channel; and Casa Club TV, a Spanish and Portuguese language lifestyle channel dedicated to home, food and lifestyle programming featuring a significant block of original productions. These three channels are currently distributed on most major cable and satellite systems in 17 countries throughout Latin America.

Asia/Pacific

Austar United (Australia)

Austar United is a leading provider of pay television services in regional Australia with a service area encompassing approximately 2.1 million homes, or approximately one-third of Australia's total homes. Austar United is the only pay television provider in substantially all of its service area. We reduced our total indirect interest in Austar United from 81.3% to 55.8% effective November 15, 2001, upon the sale of 49.99% of our interest in UAP. Of this 55.8% interest, 25.5% is held through UAP. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP.

Distribution Systems.    Austar United primarily uses digital DTH and, to a lesser extent, wireless cable technologies to deliver its subscription television services. At present, approximately 87.5% of Austar United's subscribers are serviced by digital DTH technologies, while the remainder receive service via wireless cable and wireline cable. Austar United currently uses the Optus B3 satellite, and has plans to migrate to the new Optus C1 satellite when operational by the end of 2002. This is expected to increase Austar United's footprint by up to approximately 200,000 homes. Austar United plans to migrate all wireless subscribers to DTH by mid 2003.

Programming and Pricing.    Austar United offers some of the widest range of programming in Australia. Its programming agreements allow Austar United to establish different service levels at multiple price points. By tiering its services, Austar United permits its subscribers to select programming that is customized to their interests, which Austar United believes is a valuable tool in ensuring its product meets customer value expectations. Tiering also provides customers with a lower priced basic service that both enhances sales opportunities for additional services in the future and helps reduce the level of customer churn. For some additional programming, Austar United charges customers on a pay-per-evening or pay-per-event basis.

Austar United provides subscribers up to 39 television channels and 24 digital radio channels. Austar United's basic video package consists of channels of a variety of genres. These include news, sports, general entertainment, music and weather. Austar United's higher tiers offer additional sports, entertainment and movie channels.

Austar United has a programming agreement with Foxtel Cable Television Pty Limited ("Foxtel") that provides it with the exclusive rights to distribute Showtime, Encore and TV-1 via digital DTH and wireless cable throughout Austar United's service area until December 2007. The March 1999 programming agreement between Austar United and Foxtel gave Austar United the non-exclusive right to deliver Fox8, UKTV and f/x in its service area until March 2004 as part of a premium tier currently called "Deluxe". In addition, Austar United has an agreement with a News Corporation Limited subsidiary pursuant to which Austar United has the exclusive right to distribute Fox Sports and Fox Sports Two over the same technologies throughout Austar United's service area until June 2006. Austar United has also entered into an agreement with Cable and Wireless Optus Limited ("C&W Optus") that provides Austar United with non-exclusive distribution rights for the three movie channels, Movie Network, Movie Greats and Movie Extra, until May 2006. Austar United has exclusive rights in its service area to distribute, via DTH and wireless cable, six channels of programming supplied by XYZ Entertainment-Discovery Channel, Nickelodeon, The Lifestyle Channel, Channel [V], MusicMAX and arena. Additional programming is supplied by a number of independent sources, such as Time Warner, Crown Media, Buena Vista, Seven Network, ESPN, Sky Racing, National Geographic, Sky News Australia, CNBC Australia, Bloomberg, the

comedychannel and PAN TV. In November 2001, Austar United began carrying ABC TV and ABC's youth channels, ABC Kids and Fly. Austar United's rights to distribute certain programming are dependent on its supplier's ability to provide such programming to Austar United. In the event that any of Austar United's programming suppliers are unable to supply programming to Austar United, it is confident that it will be able to secure alternative sources of programming.

Interactive Television.    Austar United's strategy with iTV is to provide a platform for non-Internet users to access interactive services, to boost sales and reduce churn through an enhanced pay television viewing experience and to build on customer relationships through commerce and advertising. Austar United launched the first of its iTV services in early 2000 and now counts among its iTV offerings interactive games, interactive advertising, television e-mail, weather channel enhancement, Channel [V] enhancement, information service, Nickelodeon channel enhancement and impulse retail. Austar United's iTV platform uses software developed by OpenTV, Inc., a worldwide leader in interactive television software for the digital receiver. Austar United has over 300,000 set top boxes deployed which are interactive capable. As of December 31, 2001, Austar United had approximately 105,000 of those set top boxes two-way enabled for its iTV services.

Other Businesses.    Austar United launched high-speed and traditional Internet access services in its markets in early 2000 using wireless cable technologies, and began delivering such services in some of its operating areas via digital DTH at the end of 2000. In late 2001, the provision of these services was reviewed and it was determined that the high-speed broadband service should be cancelled and the network terminated. Austar United will continue to provide a traditional Internet service, to complement the pay television service, using a third-party network. In late 2000, Austar United also began reselling a mobile telephone service.

TelstraClear (New Zealand)

In October 2001, Austar United announced that it had restructured the shareholders agreement with Telstra Holding Pty Limited ("Telstra") whereby Telstra agreed to fund TelstraSaturn Limited ("TelstraSaturn") by way of subordinated debt. In addition, subsequent to 2004, Austar United will have the right to sell its shares in TelstraSaturn to Telstra and Telstra will have the right to acquire Austar United's shares. In December 2001, TelstraSaturn initiated a cash call to its shareholders for NZ$50.0 million. Austar United declined to participate and Telstra contributed Austar United's NZ$25.0 million share, diluting Austar United's direct and indirect interest to 41.6%. Also in December 2001, TelstraSaturn acquired Clear Communications Limited from British Telecommunications plc, and changed its name to TelstraClear Limited ("TelstraClear"). TelstraClear is New Zealand's second largest full service communications company, providing telephone, cable television and Internet services to its residential and commercial customers. These services are currently provided in the greater Wellington area over a hybrid fiber cable network with an overlay of traditional telephone lines. TelstraClear plans to create a state-of-the-art national broadband network, which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch during the next five years.

Other

We also provide multi-channel television services via wireline cable in the Philippines, through our 19.6% economic interest in Pilipino Cable Corporation.

Competition

In areas where our cable television franchises are exclusive, our operating companies generally face competition only from DTH satellite service providers and terrestrial television broadcasters. We have faced the most competition from DTH providers in France, Poland and Sweden. In those areas where our cable television franchises are nonexclusive, including Chile, New Zealand, France, Sweden and Poland, our operating companies face competition from other cable television service providers, DTH satellite service providers and television broadcasters.

In the provision of telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from other new telephone service providers like us, including traditional wireline providers, other cable telephone providers, wireless telephone providers and indirect access providers.

In the provision of Internet access services and online content, we face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non-cable based Internet service providers and Internet portals. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed access services. We have recently encountered competition from a new technology, ADSL, which provides high-speed Internet access over traditional telephone lines. Both incumbent and alternative providers offer ADSL services. We expect ADSL to be a strong competitor to our Internet service in the future.

In the provision of CLEC services, Priority Telecom faces competition from incumbent telecommunications operators and from other CLEC operators in the countries in which it does business. Certain of these operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services.

Employees

As of December 31, 2001, we, together with UGC Holdings' and its consolidated subsidiaries, had approximately 12,500 employees. Certain of our operating subsidiaries, including our Austrian, Dutch, Norwegian and Australian systems are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are good.

Regulation

The distribution of video, telephone and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in UPC's Western European markets is harmonized under the regulatory structure of the European Union, or "EU". Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnect obligations, open-network provision obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

In general, the regulatory environment in the EU countries in which we operate is, to an increasing degree, shaped by the EU framework. Since January 1, 1998, EU directives have set out a framework for telecommunications regulation, which all EU member states must follow. These directives are the subject of regular implementation reports from the European Commission, the EU's executive body, which assesses the compliance of EU member states with the various requirements of the directives. In addition, the European Commission has taken action to enforce compliance on EU member states.

The EU is taking steps to substantially increase the level of harmonization across the whole range of communications and broadcasting services by January 1, 2003.

In addition, all EU legislation is required to be implemented in those countries seeking EU membership as part of their accession to the EU. Thus, EU rules have a strong influence and foreshadowing effect in almost all UPC's countries of operation.

Set forth below is an overview of the types of regulation affecting our various businesses, as well as a summary of the regulatory environment in the EU and certain countries where we operate a significant proportion of our major systems.

European Union

Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements EU directives. Although not an EU member state, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and the Slovak Republic, which are in the process of negotiating their membership in the EU, have started adjusting their regulatory system to EU requirements. As a result, most of the markets in which UPC operates have been significantly affected by regulation initiated at the EU level.

On December 12, 2001, the European Council of Ministers, the EU's legislative body, reached an informal agreement following the European Parliament's, the EU's elected body, second reading vote on a proposed suite of new directives which will revise the regulatory regime concerning communications services across the EU. These four directives were adopted by the Council of Ministers on February 14, 2002. EU member states will be required to transpose them into their national law within 15 months after their publication in the European Official Journal, which publication will follow shortly after the agreement by the Council of Ministers. Additionally, there is one further directive still in an earlier stage dealing with data protection in the communications sector, which, it is thought, will be adopted in the near future.

The new regulatory framework seeks, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies will seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The trend seems to be to use general competition laws rather than regulation to prevent dominant carriers from abusing their market power.

Conditional Access for Video Services.    EU member states may regulate the offering of conditional access systems, such as set-top computers used for the expanded basic tier services offered by many of UPC's operating companies. Under EU law, providers of such conditional access systems may be required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

Separation of Video and Telephone Operations.    In June 1999, the European Commission adopted a directive requiring EU member states to enact legislation directing certain telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is intended to aid the development of the cable television sector and to encourage competition and innovation in local telecommunications and high speed Internet access. The directive includes competition safeguards to deter anticompetitive cross-subsidies or discrimination by incumbent telecommunications operators as they enter into cable television or broadband services. UPC's operations do not fall within the ambit of this directive. These provisions will be carried over into the new regulatory framework.

Telephone Interconnection.    An EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to allow interconnection with their networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power, which, although it may vary, is generally presumed when an operator has 25.0% or more of the relevant market, are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection and carriage of telephone traffic. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards. As a result, if the principles in the directive are fully applied, UPC's operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on reasonable terms in order to provide their services. Following the entry into force of the new regulatory package, interconnection rules will be subsumed into a wider access and interconnection directive.

Telephone Licensing.    EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. Licensing conditions and procedures must be objective, transparent and non-discriminatory. In addition, telecommunications operators with significant market power, typically 25.0% of the relevant markets, may be required by EU member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. License fees can only include administrative costs, except in the case of scarce resources where additional fees are allowed. Following the entry into force of the new regulatory package, licensing rules will be subsumed into a new authorization directive. This will see a move to general authorizations rather than individual licenses in almost all cases.

Broadcasting.    Generally, broadcasts emanating from and intended for reception within a country must respect the laws of that country. EU member states are required to allow broadcast signals of broadcasters in other EU member states to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU member state. An international convention extends this right beyond the EU's borders into the majority of territories in which UPC operates. An EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.

EU member states are required to permit a satellite broadcaster to obtain the necessary copyright license for its programs in just one country (generally, the country in which the broadcaster is established), rather than obtaining copyright licenses in each country in which the broadcast is received. This concession does not apply to cable distribution.

Distribution Infrastructure and Video Business

Licenses.    Our operating companies are generally required to either obtain licenses, permits or other governmental authorizations from, or notify or register with relevant local or regulatory authorities to own and operate their respective distribution systems. Generally, these licenses are non-exclusive. In many countries, licenses are granted for a specified number of years. For example, most of the licenses of UPC's Israeli operating company expire in 2002 and UPC will seek renewal.

The businesses of UPC's operating companies are dependent on these licenses, permits and authorizations and the loss or non-continuation of them, as a result of noncompliance with their terms or otherwise, could have a material adverse effect on UPC. UPC believes it is in material compliance with the material terms of such licenses, permits and authorizations.

In some countries, including Austria, France and Israel, UPC pays annual franchise fees based on the amount of UPC's revenues. In other countries, the fee consists of a payment upon initial application and/or nominal annual payments.

Video "Must Carry" Requirements.    In most countries where UPC provides video and radio service, UPC is required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. Certain countries have adopted additional programming requirements. For example, in France various laws restrict the content of programming UPC is allowed to offer. In parts of Belgium, UPC must seek authorization for distribution of non-EU programming. In Israel, cable television providers must obtain an authorization from the relevant regulatory authority to add or remove channels from their cable programming offerings and must spend at least 15.0% of their programming expenses on local programming.

Pricing Restrictions.    Local or national regulatory authorities in many countries where UPC provides video services also impose pricing restrictions. Often, the relevant local or national authority must approve basic tier price increases. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices. These price restrictions are generally not applied to expanded basic tier or digital programming.

Telephone

The liberalization of the telecommunications market in Europe and Chile allowed new entrants like us to enter the telephone services market. The regulatory situation in most of the Eastern European markets in which UPC operates and in Israel currently precludes us from offering traditional switched telephone services.

Generally, our operating companies are required to obtain licenses to offer telephone services, although, in some countries we need only register with the appropriate regulatory authority. UPC's operating companies and Priority Telecom are dependant on these licenses for the conduct of their telephone businesses and the loss or non-continuation of them, as a result of noncompliance with their terms or otherwise, could have a material adverse effect on UPC. Our operating companies have, to date, generally not been subject to telephone rate regulation but would become subject to such regulation in a number of jurisdictions if they are deemed to hold significant market power, typically defined as at least 25.0% market share in a relevant market. In some countries, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

Incumbent telephone providers in each EU market are required to offer new entrants into the telephone market interconnection with their networks. Interconnection must be offered on a non-discriminatory basis and in accordance with certain principles set forth in the relevant EU directive, including cost-based pricing.

Content Business

Internet.    UPC's chello broadband subsidiary and most of its operating companies must comply with both EU regulation and with relevant domestic law in the provision of Internet access services and on-line content. In several countries, including Norway and France, the provision of Internet access services does not require any sort of license or notification to a regulatory body. Other countries, including Austria, Belgium and The Netherlands, require that providers of these services register with or notify the relevant regulatory authority of the services they provide and, in some cases, the prices charged to subscribers for such services.

Our operating companies that provide Internet services must comply with both Internet-specific and general legislation concerning data protection, content provider liability and electronic commerce. As regulation in this area develops, it will likely have a significant impact on the provision of Internet services by our operating companies. For example, in June 2000, the EU issued a directive establishing several principles for the regulation of e-commerce activities, including that companies providing network services or storage of information have limited obligations and liability for information transmitted or stored on their systems.

Programming.    The Independent Television Commission in the United Kingdom licenses the Polish programming we produce and one of our UPCtv channels as satellite television services. Some of our UPCtv channels are licensed in The Netherlands. This programming is then retransmitted under the European Convention on Transfrontier Broadcasting.

Competition Law and Other Matters

EU directives and national consumer protection and competition laws in UPC's Western European and certain other markets impose limitations on the pricing and marketing of integrated packages of services, such as video, telephone and Internet access services. These limitations are common in developed market economies and are designed to protect consumers and ensure a fair competitive market. While UPC may offer its services in integrated packages in its Western European markets, UPC is generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephone, that a subscriber might not otherwise take. In addition, we must not abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization between our business lines that would have this effect would be prohibited.

As we become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, we may face regulatory scrutiny. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

In a number of non-EU jurisdictions where our operating companies have a significant market presence, we are subject to certain limitations. For example, in Hungary a single cable operator may not provide service to homes exceeding, in the aggregate, one-sixth of the Hungarian population.

The Netherlands

In The Netherlands, debates are ongoing about if, when and how third parties should be allowed access to cable networks given the high penetration of cable infrastructure in The Netherlands (exceeds 90.0%). In the summer of 2000, the Dutch government committed to produce a law on access to cable, in line with the EU framework, within two years. This law was finally sent to the Dutch Parliament in January 2002. There can be no certainty as to the final form of any such law, if passed, nor of the way in which it will be implemented by the regulatory authorities should it come into force. UPC expects debate on this issue at the national and European level to continue for some time. Furthermore, it is unclear which economic model would support such access, especially given the early stage of the introduction of Internet services on cable networks in The Netherlands and the small market share Internet access via cable has in the overall Internet access market.

Poland

In addition to many of the issues discussed above, Poland has certain foreign ownership restrictions. In Poland, cable television permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49.0% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. Programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33.0% of the share capital, ownership interest and voting rights. The majority of the management and supervisory boards of any company holding a broadcasting license must be comprised of Polish citizens residing in Poland. UPC believes that the ownership structure of UPC Polska and its subsidiaries complies with Poland's regulatory restrictions on foreign ownership.

Television operators, including cable and DTH operators, in Poland are subject to the provisions of the Polish Copyright Act. Recent legislation has increased the rights of authors in their copyrighted materials, which could lead to a significant increase of fees to be paid by television operators.

On January 1, 2001, the Polish Parliament passed a new Telecommunications Law. Under the new Telecommunications Law, only the operation of public telephone networks and the operation of public networks used for the broadcasting or distributing of radio and TV programs are required to obtain a telecommunications permit to be issued by a new regulatory authority, the Office of Telecommunications Regulation, or "OTR." Other types of telecommunications activities, such as data transmission and Internet access services, are subject to registration with the OTR.

The new Telecommunications Law may affect UPC Polska's ability to obtain required radio frequencies allocations in case such frequencies would be assigned by way of public tenders. The new Telecommunications Law also contains provisions regarding the access to networks and infrastructure sharing, and eliminates foreign ownership limitations with respect to the provision of cable television and domestic telecommunications services.

Chile

Cable and telephone applications for concessions and permits are submitted to the Ministry of Transportation and Telecommunications, which, through the Subsecretary of Telecommunications, is the government body in Chile responsible for regulating and granting concessions and registering all telecommunications. Wireline cable television licenses are non-exclusive and granted for indefinite terms, based on a business plan for a particular geographic area. There is an 18.0% value added tax levied on multi-channel television services but no royalty or other charges associated with the re-transmission programming from broadcasting television networks. Wireless licenses have renewable terms of 10 years. VTR has cable permits in most major and medium sized markets in Chile. Cross ownership between cable television and telephone is also permitted.

The General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunications infrastructure without geographic restriction or exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international and local long distance telecommunications services. Regulatory authorities currently determine prices for local services until the market is determined to be competitive. The maximum rate structure is determined every five years. Local service providers with concessions are obligated to provide service to all concessionaires who are willing to pay for an extension to get service. Local providers must also give long distance service providers equal access to their network connections.

Australia

Subscription television services are regulated in Australia by a number of Commonwealth statutes. In addition, state and territory laws, including environmental and consumer protection legislation, have the ability to impact the construction and maintenance of a transmission system for subscription television services, the content of those services, as well as on various aspects of the subscription television business itself.

The Australian Broadcasting Services Act 1992, or "BSA," regulates the ownership and operation of all categories of television and radio services in Australia. The technical delivery of broadcasting services is separately licensed under the Radiocommunications Act 1992 or the Telecommunications Act 1997, depending on the delivery technology utilized.

The BSA regulates subscription television broadcasting services through a licensing regime. Austar United and related companies hold the broadcasting licenses required under the BSA. Subscription television broadcasting licenses are for an indefinite period. Each subscription television broadcasting license is issued subject to general license conditions, including a prohibition on cigarette or other tobacco advertising; a requirement that subscription fees must be the predominant source of revenue for the service; a requirement that the licensee must remain a "suitable" licensee under the BSA; and a requirement to comply with provisions relating to anti-siphoning and the broadcast of R-rated material.

Specific conditions may also be included in the subscription television broadcasting license. The government may vary or revoke license conditions or may, by written notice, specify additional conditions.

Other obligations on subscription television licensees include the obligation to invest in new "eligible drama programs." An "eligible drama program" is a drama program that is an Australian program, an Australian/New Zealand program, a New Zealand program or an Australian official co-production. Austar United has made the required investments in such programming.

Further, under the BSA, a foreign person must not have "company interests" of more than 20.0% in a subscription television broadcasting license and foreign persons must not, in aggregate, have "company interests" of more than 35.0% in a subscription television broadcasting license. The companies which hold the BSA licenses used by Austar United to deliver its pay television services meet these requirements. The foreign ownership restrictions in the BSA are currently under legislative review. It is not possible at this stage to predict if any changes will be made to the foreign ownership restrictions.

In addition to licenses issued under the BSA, companies in the Austar United group hold the required spectrum licenses and apparatus licenses. Spectrum licenses can be issued for up to 15 years. Those held by Austar United expire in 2015. Apparatus licenses can be issued for a period of up to five years. The majority of the apparatus licenses held by Austar United expire in July 2002. Austar United expects to renew only a small number of its apparatus licenses as the government has reallocated the relevant spectrum for other uses. Austar United has begun migrating its customers currently served by MMDS technology, which is dependant on these licenses, to service by Austar United's DTH satellite technology. Spectrum licenses and apparatus licenses are issued under and regulated by the Radiocommunications Act 1992. Similar to the BSA, licenses issued under the Radiocommunications Act are subject to general license conditions and may be subject to specific license conditions, which can be added to, revoked or varied by written notice during the term of the license. There are no specific conditions but general conditions for apparatus licenses include a requirement to operate on specified frequencies and operate consistently with the frequency band plan, without the likelihood of interference. Spectrum licenses must comply with core conditions of the license and be compatible with the technical framework for the bands. Further, a subsidiary of Austar United also holds a carrier license issued under the Telecommunications Act 1997 and a number of Austar United companies operate as carriage service providers. These companies are required to comply with Australian telecommunications legislation, including legislation that establishes various access regimes. For example, companies associated with Austar United provide dial-up Internet services. Internet service providers ("ISPs") are considered carriage service providers for the purposes of the Telecommunications Act. ISPs must observe statutory obligations relating to access, law enforcement, national security and interception and must become members of the Telecommunications Industry Ombudsman scheme. ISPs and Internet content hosts must also observe various industry codes of practice relating to Internet content and Internet gambling.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Substantially all of our operations are conducted outside the United States. For further information applicable to this item, see the notes to the financial statements contained in Item 8 "Financial Statements and Supplementary Data".

ITEM 2. PROPERTIES

We lease our executive offices in Denver, Colorado, as well as our regional corporate offices. Our various operating companies lease or own their respective administrative offices, headend facilities, tower sites and other property necessary for their operations.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no votes by security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Class A Common Stock trades on The Nasdaq National Market under the symbol "UCOMA." Prior to the merger transaction, UGC Holdings' Class A common stock also traded on The Nasdaq National Market under the same symbol. The following table shows the range of high and low sales prices of UCOMA reported on The Nasdaq National Market for the periods indicated:

	High	Low
Year ended December 31, 2001:
First Quarter	$22.61	$8.38
Second Quarter	$17.44	$7.07
Third Quarter	$9.09	$1.35
Fourth Quarter	$5.25	$0.50
Year ended December 31, 2000:
First Quarter	$114.63	$56.06
Second Quarter	$74.38	$31.31
Third Quarter	$62.00	$26.31
Fourth Quarter	$33.81	$11.50

(b) Holders

As of March 15, 2002, there were 105 holders of record of our Class A common stock, 16 holders of record of our Class B common stock and 3 holders of record of our Class C common stock.

(c) Dividends

Neither we nor UGC Holdings have paid cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide selected historical consolidated financial data of UGC Holdings. We acquired a 99.5% economic interest in UGC Holdings on January 30, 2002. Because we do not control the Board of Directors of UGC Holdings, we will account for this interest in UGC Holdings using the equity method of accounting until we do obtain control of the Board of Directors. We prepared this information using UGC Holdings' audited consolidated financial statements as of the dates indicated and for each of the years ended December 31, 2001, 2000 and 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998. The financial data presented below is not necessarily comparable from period to period as a result of several transactions, including acquisitions and dispositions of consolidated and equity investees. For this and other reasons, you should read it together with UGC Holdings' historical financial statements and related notes and also with management's discussion and analysis of financial condition and results of operations included elsewhere herein.

	Year Ended December 31,			Ten Months Ended December 31, 1998	Year Ended February 28, 1998
	2001	2000	1999
	(In thousands, except per share amounts and number of shares)
UGC Holdings Statement of Operations Data:
Revenue	$1,561,894	$1,251,034	$720,762	$254,466	$98,622
Operating expense	(1,062,394)	(893,682)	(458,748)	(122,811)	(65,631)
Selling, general and administrative expense	(698,954)	(682,633)	(618,925)	(299,993)	(91,356)
Depreciation and amortization	(1,147,176)	(815,522)	(418,714)	(159,045)	(91,656)
Impairment and restructuring charges	(1,525,069)	–	–	–	–

Operating loss	(2,871,699)	(1,140,803)	(775,625)	(327,383)	(150,021)
Interest income	104,700	133,297	54,375	10,681	7,806
Interest expense	(1,070,830)	(928,783)	(399,999)	(163,227)	(124,288)
Foreign currency exchange (loss) gain, net	(148,192)	(215,900)	(39,501)	1,582	(1,419)
Proceeds from litigation settlement	194,830	–	–	–	–
(Loss) gain on sale of investments in affiliates, net	(416,803)	6,194	–	–	90,020
Provision for loss on investments	(342,419)	(5,852)	(7,127)	(9,686)	(14,793)
Gain on issuance of common equity securities by subsidiaries	–	127,731	1,508,839	–	–
Other expense, net	(117,923)	(4,305)	(14,641)	(3,518)	(3,669)

(Loss) income before other items	(4,668,336)	(2,028,421)	326,321	(491,551)	(196,364)
Income tax benefit (expense), net	40,661	2,897	(198)	(610)	–
Minority interests in subsidiaries	496,515	934,548	360,444	1,410	1,568
Share in results of affiliates, net	(386,441)	(129,914)	(50,249)	(54,781)	(68,645)
Extraordinary gain (charge) on early retirement of debt	3,447	–	–	–	(79,091)
Cumulative effect of change in accounting principle	20,056	–	–	–	–

Net (loss) income	$(4,494,098)	$(1,220,890)	$636,318	$(545,532)	$(342,532)

Net (loss) income per common share:
Basic net (loss) income	$(45.53)	$(13.24)	$7.53	$(7.43)	$(4.46)

Diluted net (loss) income	$(45.53)	$(13.24)	$6.67	$(7.43)	$(4.46)

Weighted-average number of common shares outstanding:
Basic	99,834,387	96,114,927	82,024,077	73,644,728	77,033,786

Diluted	99,834,387	96,114,927	95,331,929	73,644,728	77,033,786

	Year Ended December 31,			Ten Months Ended December 31, 1998	Year Ended February 28, 1998
	2001	2000	1999
	(In thousands)
Other Financial Data of UGC Holdings:
Operating loss	$(2,871,699)	$(1,140,803)	$(775,625)	$(327,383)	$(150,021)
Depreciation and amortization	1,147,176	815,522	418,714	159,045	91,656
Stock-based compensation	8,818	(43,183)	223,734	164,793	–
Impairment and restructuring charges	1,525,069	–	–	–	–

Consolidated Adjusted EBITDA (1)	$(190,636)	$(368,464)	$(133,177)	$(3,545)	$(58,365)

(1)
Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' regular and phantom stock option plans. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

	December 31,
					February 28, 1998
	2001	2000	1999	1998
	(In thousands)
UGC Holdings Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term liquid investments	$1,085,711	$2,235,524	$2,573,821	$94,321	$358,122
Other current assets, net	858,151	701,807	329,450	94,206	52,877
Investments in affiliates, net	231,625	756,322	309,509	429,490	341,252
Property, plant and equipment, net	3,692,485	3,880,657	2,462,832	451,442	440,735
Goodwill and other intangible assets, net	2,843,922	5,154,907	2,944,802	424,934	409,190
Other non-current assets	327,357	417,735	382,439	47,702	77,659

Total assets	$9,039,251	$13,146,952	$9,002,853	$1,542,095	$1,679,835

Current liabilities	$10,223,125	$1,553,765	$908,700	$326,552	$291,390
Senior notes and other long-term debt	1,643,893	9,699,121	5,989,455	1,939,289	1,702,771
Other non-current liabilities	456,447	66,615	95,502	184,928	30,204

Total liabilities	12,323,465	11,319,501	6,993,657	2,450,769	2,024,365
Minority interests in subsidiaries	1,240,665	1,884,568	867,970	18,705	15,186
Preferred stock	29,990	28,117	26,920	56,286	32,564
Stockholders' (deficit) equity	(4,554,869)	(85,234)	1,114,306	(983,665)	(392,280)

Total liabilities and stockholders' (deficit) equity	$9,039,251	$13,146,952	$9,002,853	$1,542,095	$1,679,835

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in February 2001 and did not commence material operations until the completion of the merger transaction on January 30, 2002. Accordingly, we have included a discussion and analysis of the financial condition and results of operations of UGC Holdings, our 99.5%-owned subsidiary through which we now conduct our operations. Consequently, when we use the term "we", "us", "our" or similar terms in this section, we refer, as the context requires, to the business, financial condition and operations of us and/or UGC Holdings and subsidiaries. The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 2001, 2000 and 1999 and should be read together with UGC Holdings' consolidated financial statements and related notes included elsewhere herein. These UGC Holdings consolidated financial statements provide additional information regarding our financial activities and condition.

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by, among other things, statements concerning our and our subsidiaries' and affiliates' plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost and effectiveness of technological developments, competitive factors, subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venturers. Certain of our subsidiaries and affiliates are in breach of covenants with respect to their indebtedness, have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and/or are planning to restructure their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceeding and the planned restructuring is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructuring. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based.

For the year ended December 31, 2001, we consolidated the results of operations from UPC, our systems in Australia (until November 15, 2001), Chile (from May 1, 1999), Peru, Brazil (Fortaleza) and Uruguay. Unconsolidated systems include our interests in certain systems in UPC, Brazil (Jundiai), Mexico, Australia (after November 15, 2001), New Zealand, the Philippines and China and our interests in companies that provide video content to the Spanish, Australian and Latin American markets. UGC Holdings accounts for these unconsolidated systems using the equity method of accounting.

Risks, Uncertainties and Liquidity

Each of our major operating subsidiaries has net working capital deficiencies as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements, summarized as follows:

  •
  UPC determined that it would not make interest payments on certain of its senior notes as they fell due on February 1, 2002, which constituted an event of default under the indentures related to such notes. The occurrence of these events of default constituted cross events of default under the indentures related to the remaining series of senior notes, senior discount notes and certain of UPC's bank facilities, raising substantial doubt about its ability to continue as a going concern.

  •
  VTR does not have sufficient operating cash flow to service its indebtedness over the next year, raising substantial doubt about its ability to continue as a going concern. VTR's ability to continue as a going concern is dependent on a successful refinancing of its $176.0 million bank facility that is due April 29, 2002.

  •
  UAP failed to make the required interest payment due November 15, 2001 on its senior discount notes and failed to cure this event of default. UAP's working capital and projected operating cash flow are not sufficient to fund its expected expenditures and repay the UAP notes over the next year, raising substantial doubt about its ability to continue as a going concern. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP.

  •
  Austar United has a net working capital deficiency and its projected cash flows are insufficient to fund its expected expenditures and pay its liabilities when due over the next year, raising substantial doubt about its ability to continue as a going concern.

Based on the above events, there is substantial doubt about UGC Holdings' ability to continue as a going concern. For further discussion see Liquidity and Capital Resources included herein.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and judgments that affected the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see the notes to the UGC Holdings consolidated financial statements included elsewhere herein.

Revenue Recognition

We recognize revenue from the provision of video, voice and Internet access services to customers in the period the related services are provided. We recognize initial installation fees related to cable television services as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. For DTH, initial installation fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Recoverability of Tangible and Intangible Assets

We assess the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends.

When we determine that the carrying value of long-lived tangible assets, identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate the future cash flows to determine if we need to take an impairment charge. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, we recognize an impairment loss. The measurement of the impairment loss is based on the fair value of the asset, which we generally determine using a discounted cash flow approach and recent comparable transactions in the market.

Investments in Affiliates, Accounted for under the Equity Method

For those investments in unconsolidated subsidiaries and companies in which our voting interest is 20.0% to 50.0%, our investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or we exert significant influence through Board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. Our proportionate share of net earnings or losses of affiliates includes the amortization of the excess of our cost over our proportionate interest in each affiliate's net assets.

We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock ("APB 18") and Staff Accounting Bulletin No. 59 Accounting for Noncurrent Marketable Equity Securities ("SAB 59"). A decline in value of an investment which is other than temporary is recognized as a realized loss, establishing a new carrying value for the investment. Factors considered in making this evaluation include the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and our intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon our assessment of probable loss related to overdue accounts receivable. Upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained on the books until either receipt of payment or the account is deemed uncollectable for a maximum of three years.

Services

To date, our primary source of revenue has been video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephone, Internet access services and digital video services within the residential and business markets. The introduction of telephone and Internet access services had a significant negative impact on Adjusted EBITDA during 2000 and 2001. We expected this negative impact due to the high costs associated with obtaining subscribers, branding, and launching these new services against the incumbent operators. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the services, but there can be no assurance this will occur. We believe that increasing the number of subscribers to such services will continue to have a negative impact on Adjusted EBITDA, due to the costs of developing such services in new areas and the one-time costs associated with obtaining new customers for these services.

Distribution

Video.    Our operating systems generally offer a range of video service subscription packages including a basic tier and an expanded basic tier. In some systems, we also offer mini tiers and other premium programming. Historically, video services revenue has increased as a result of acquisitions of systems, subscriber growth from both well established and developing systems, and increases in revenue per subscriber from basic rate increases and the introduction of impulse pay-per-view services which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control.

Voice.    Our operating systems that have launched telephone service generally offer a full complement of telephone products, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

Internet.    Many of our local operating companies provide subscribers with high-speed Internet access services via their cable modem for a fee. In 2001, we introduced network monitoring tools which allow us to monitor our stated fair-use pricing policy under which heavy Internet users pay fees based on their Internet use rather than a fixed fee, as well as offer more sophisticated products for heavy users.

Content

We provide content for video service providers in Europe, Latin America, Australia and New Zealand. In addition to being provided on our systems, the content we develop is also sold to third-party operators.

Priority Telecom

Priority Telecom is UPC's CLEC business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telecommunications services to residential customers through UPC Distribution. Services vary per country, covering the range of voice, data, IP and hosting. Priority Telecom also offers Internet services to business customers, using chello broadband and UPC Distribution operating companies as preferred suppliers.

Pricing

Distribution

Video.    We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered and incremental amounts for those subscribers purchasing pay-per-view and premium programming.

Voice.    Revenue from residential telephone service usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve high growth from early market entry, we typically price our telephone service at a discount compared to services offered by incumbent telecommunications operators.

Internet.    Our Internet services are offered to residential subscribers at flat subscription fees. For business subscribers to services other than our standard broadband Internet access services, we generally agree on the pricing with local operators on a case-by-case basis, depending on the size and capacity requirements of the businesses.

Content

We charge video service providers a per-subscription fee for our programming channels.

Priority Telecom

Pricing is dependent on the type of service used. Revenue from voice service usually consists of a flat monthly fee plus a usage-based charge. Data, IP and hosting services are typically billed at a flat rate per month.

Costs of Operations

Distribution

Video.    Operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide the service to the subscriber. Direct costs of programming vary depending on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other indirect operating expenses include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses include branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

Voice.    Operating costs include interconnect costs, portability fees, network operations, customer operations and customer care. Interconnect costs are variable based upon usage as determined through negotiated interconnect agreements. Selling, general and administrative expenses include branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expenses, legal and accounting, human resources, office facilities and other overhead costs.

Internet.    Operating costs for Internet connectivity consist primarily of leased-line and network related costs for connecting subscribers to the Internet. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

Content

Operating costs include distribution costs such as transponder fees. A significant portion of these costs are fixed in nature through contractual commitments. Selling, general and administrative expenses include salaries, marketing and subscription acquisition costs, legal and accounting, office facilities and other overhead costs.

Priority Telecom

Operating costs include installation, ownership and management of the network. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

Results of Operations

Revenue

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$1,233,188	$918,634	$473,422
VTR(1)	166,590	148,167	87,444
Austar United(2)	155,631	177,313	151,722
Other Latin America	6,044	6,818	7,655
Other	441	102	519

Consolidated revenue	$1,561,894	$1,251,034	$720,762

(1)
Represents 100% of the operating results of VTR subsequent to May 1, 1999, when we began consolidating the results of operations of VTR.
(2)
Represents 100% of the operating results of Austar United for all three years, through November 15, 2001. As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Revenue increased $310.9 million, or 24.8%, during the year ended December 31, 2001, and increased $530.3 million or 73.6%, during the year ended December 31, 2000, the detail of which is as follows:

	Year Ended December 31,
	2001		2000		1999
	(In thousands)
UPC revenue:
Triple Play Distribution		$987,822		$770,738		$453,508
DTH		75,609		53,648		8,176
Content		2,890		1,625		2,741
Other		7,879		4,838		1,473

Total Distribution		1,074,200		830,849		465,898

Priority Telecom		144,551		80,829		–
chello broadband		3,209		615		–
UPC Media		7,446		2,981		1,112
Other		3,782		3,360		6,412

Consolidated UPC revenue		$1,233,188		$918,634		$473,422

Consolidated UPC revenue in euros		€1,378,764		€1,000,825		€447,501

VTR revenue (1):
Triple Play Distribution		$166,590		$148,167		$127,560

Consolidated VTR revenue		$166,590		$148,167		$127,560

Consolidated VTR revenue in Chilean pesos	CP	105,833,894	CP	80,028,241	CP	65,026,482

Austar United revenue (2):
Triple Play Distribution		$164,699		$172,903		$150,988
Content		12,016		2,000		–
Other		256		2,410		734

Consolidated Austar United revenue		$176,971		$177,313		$151,722

Consolidated Austar United revenue in A$	A$	342,599	A$	305,260	A$	234,790

(1)
Represents 100% of the operating results of VTR for all three years. We began consolidating the results of operations of VTR effective May 1, 1999.
(2)
Represents 100% of the operating results of Austar United for all three years. As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

2001 Compared to 2000.    Revenue for UPC in U.S. dollars increased $314.6 million, or 34.2%, from $918.6 million for the year ended December 31, 2000 to $1,233.2 million for the year ended December 31, 2001. On a functional currency basis, UPC's revenue increased €378.0 million, or 37.8%, from €1,000.8 million for year ended December 31, 2000 to €1,378.8 million for the year ended December 31, 2001. UPC Distribution accounted for €295.8 million, or 78.3% of this increase for the year ended December 31, 2001, primarily due to the increase in Triple Play Distribution revenue of €264.7 million. Video revenue accounted for €109.8 million of this Triple Play Distribution revenue increase for the year ended December 31, 2001, due to organic subscriber growth, increases in average revenue per subscriber, new revenue from UPC's acquisition of K&T Group (The Netherlands), which we included in our consolidated results effective March 31, 2000, and the acquisition of EWT/TSS (Germany), which we included in our consolidated results effective October 1, 2000. Voice revenue accounted for €59.8 million of the Triple Play Distribution increase for the year ended December 31, 2001, primarily due to organic subscriber growth (approximately 454,600 consolidated subscribers at December 31, 2001 compared to approximately 358,000 consolidated subscribers at December 31, 2000). Internet revenue accounted for €95.1 million of the Triple Play Distribution increase for the year ended December 31, 2001, primarily due to organic subscriber growth (approximately 524,100 consolidated subscribers at December 31, 2001 compared to approximately 343,300 consolidated subscribers at December 31, 2000) and increased average revenue per subscriber. In addition, UPC launched Internet services in Poland, Hungary and the Czech Republic in the second half of 2000. UPC Distribution revenue also increased due to the launch of DTH services in Hungary, the Czech Republic and the Slovak Republic in the second half of 2000. UPC deconsolidated the results of its DTH operations in Poland upon the merger with Canal+ effective December 7, 2001. Revenue from Priority Telecom increased €73.6 million for the year ended December 31, 2001 due to the acquisition of Cignal in the fourth quarter of 2000 and, to a lesser extent, growth in the core business.

Revenue for VTR in U.S. dollars increased $18.4 million, or 12.4%, from $148.2 million for the year ended December 31, 2000 to $166.6 million for the year ended December 31, 2001. On a functional currency basis, VTR's revenue increased CP25.8 billion, or 32.3%, from CP80.0 billion for the year ended December 31, 2000 to CP105.8 billion for the year ended December 31, 2001. Voice revenue accounted for CP15.9 billion of this increase for the year ended December 31, 2001, representing an 88.7% increase in telephone revenue compared to the prior year, primarily due to telephone subscriber growth (approximately 185,100 subscribers at December 31, 2001 compared to approximately 121,200 subscribers at December 31, 2000), as well as an increase in the average monthly revenue per telephone subscriber from CP15,407 for the year ended December 31, 2000 to CP16,113 for the year ended December 31, 2001. Video revenue accounted for CP6.9 billion of the total revenue increase for the year ended December 31, 2001, representing an 11.2% increase in video revenue compared to the prior year, primarily due to an increase in the number of video subscribers from approximately 422,700 subscribers as of December 31, 2000 to approximately 448,300 subscribers as of December 31, 2001. Average monthly revenue per video subscriber remained relatively flat on a functional currency basis, due to increased competition.

Revenue for Austar United in Australian dollars increased A$37.3 million, or 12.2%, from A$305.3 ($177.3) million for the year ended December 31, 2000 to A$342.6 ($177.0) million for the year ended December 31, 2001, due primarily to the launch of its mobile telephony business in the fourth quarter of 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000. Video revenue accounted for A$9.1 million of this increase, due to organic subscriber growth (average of approximately 431,400 subscribers for the year ended December 31, 2001 compared to an average of approximately 411,100 subscribers for the year ended December 31, 2000). The average monthly revenue per video subscriber increased from A$53.68 ($30.92) per subscriber for the year ended December 31, 2000 to A$54.39 ($27.99) per subscriber for the year ended December 31, 2001. The remaining increase was due to the launch of wireless data services in the first quarter of 2000. The total increase in revenue for the year ended December 31, 2001 compared to the prior year was offset by a

A$7.9 ($4.9) million reduction in revenue as a result of the deconsolidation of TelstraClear effective April 1, 2000.

2000 Compared to 1999.    Revenue for UPC in U.S. dollars increased $445.2 million, or 94.0%, from $473.4 million for the year ended December 31, 1999 to $918.6 million for the year ended December 31, 2000. On a functional currency basis, UPC's revenue increased €553.3 million, or 123.6%, from €447.5 million for the year ended December 31, 1999 to €1,000.8 million for the year ended December 31, 2000. UPC Distribution revenue accounted for €464.8 million of this increase for the year ended December 31, 2000, primarily due to an increase in Triple Play Distribution revenue of €411.0 million. Video revenue accounted for €276.6 million of this increase in Triple Play Distribution revenue, due to acquisitions which totaled 90.3% of the total video revenue increase. Voice revenue accounted for €75.5 million of the total increase in Triple Play Distribution revenue for the year ended December 31, 2000, primarily due to acquisitions, which totaled 51.2% of the total voice revenue increase. The increase in Internet revenue for the year ended December 31, 2000 compared to the prior year was primarily due to organic subscriber growth. The increase in DTH revenue was primarily due to the acquisition of UPC Polska in August 1999.

Revenue for VTR in U.S. dollars increased $20.6 million, or 16.1%, from $127.6 million for the year ended December 31, 1999 to $148.2 million for the year ended December 31, 2000. On a functional currency basis, VTR's revenue increased CP15.0 billion, from CP65.0 billion for the year ended December 31, 1999 to CP80.0 billion for the year ended December 31, 2000. Voice revenue accounted for CP11.0 billion of this increase for the year ended December 31, 2000, primarily due to telephone subscriber growth (approximately 121,200 subscribers at December 31, 2000 compared to approximately 63,400 subscribers at December 31, 1999), as well as an increased average monthly revenue per telephone subscriber from CP13,332 per subscriber for the year ended December 31, 1999 to CP15,407 per subscriber for the year ended December 31, 2000. Video revenue accounted for CP3.3 billion of the total revenue increase for the year ended December 31, 2000, representing a 5.7% increase in video revenue compared to the prior year, primarily due to an increase in the number of video subscribers from approximately 387,000 subscribers as of December 31, 1999 to approximately 422,700 subscribers as of December 31, 2000, as well as a 7.9% increase in the average monthly revenue per video subscriber.

Revenue for Austar United in Australian dollars increased A$70.5 million, or 30.0%, from A$234.8 ($151.7) million for the year ended December 31, 1999 to A$305.3 ($177.3) million for the year ended December 31, 2000, primarily due to Austar United's video subscriber growth (average of approximately 411,100 subscribers for the year ended December 31, 2000 compared to an average of approximately 345,600 subscribers for the year ended December 31, 1999). The average monthly revenue per video subscriber remained flat from an average of A$53.71 ($34.71) per subscriber for the year ended December 31, 1999 to an average of A$53.68 ($30.92) per subscriber for the year ended December 31, 2000.

Adjusted EBITDA (1)

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(144,452)	$(334,498)	$(125,763)
VTR (2)	26,860	12,582	15,140
Austar United (3)	(41,847)	(45,304)	(16,511)
Corporate and other	(31,994)	(13,020)	(12,037)
Eliminations and other	797	11,776	5,994

Consolidated Adjusted EBITDA	$(190,636)	$(368,464)	$(133,177)

(1)
Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' regular and phantom stock option plans. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2)
Represents 100% of the operating results of VTR subsequent to May 1, 1999, when we began consolidating the results of operations of VTR.
(3)
Represents 100% of the operating results of Austar United for all three years, through November 15, 2001. As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Adjusted EBITDA increased $177.8 million during the year ended December 31, 2001 and decreased $235.3 million during the year ended December 31, 2000, the detail of which is as follows:

	Year Ended December 31,
	2001		2000		1999
	(In thousands)
UPC Adjusted EBITDA:
Triple Play Distribution		$173,641		$71,660		$64,921
DTH		(8,064)		(17,918)		(27,776)
Content		(34,840)		(48,508)		(36,110)
Other		6,546		(8,562)		(1,188)

Total Distribution		137,283		(3,328)		(153)

Priority Telecom		(79,758)		(37,817)		(5,705)
chello broadband		(46,028)		(116,525)		(61,165)
UPC Media		(54,571)		(58,710)		(16,471)
Corporate and other		(101,378)		(118,118)		(42,269)

Consolidated UPC Adjusted EBITDA		$(144,452)		$(334,498)		$(125,763)

Consolidated UPC Adjusted EBITDA in euros		€(161,786)		€(363,197)		€(119,827)

VTR Adjusted EBITDA (1):
Triple Play Distribution		$29,860		$25,432		$25,555
Management fees and other		(3,000)		(12,850)		(5,219)

Consolidated VTR Adjusted EBITDA		$26,860		$12,582		$20,336

Consolidated VTR Adjusted EBITDA in Chilean pesos	CP	17,297,258	CP	6,775,815	CP	10,410,205

Austar United Adjusted EBITDA (2):
Triple Play Distribution		$(39,718)		$(37,432)		$(12,083)
Content		(7,662)		(1,179)		–
Management fees and other		(2,957)		(6,693)		(4,428)

Consolidated Austar United Adjusted EBITDA		$(50,337)		$(45,304)		$(16,511)

Consolidated Austar United Adjusted EBITDA in A$	A$	(97,495)	A$	(80,879)	A$	(25,551)

(1)
Represents 100% of the operating results of VTR for all three years. We began consolidating the results of operations of VTR effective May 1, 1999.
(2)
Represents 100% of the operating results of Austar United for all three years. As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

2001 Compared to 2000.    Adjusted EBITDA for UPC in U.S. dollars increased $190.0 million, from negative $334.5 million for the year ended December 31, 2000 to negative $144.5 million for the year ended December 31, 2001. On a functional currency basis, UPC's Adjusted EBITDA increased €201.4 million from negative €363.2 million for the year ended December 31, 2000 to negative €161.8 million for the year ended December 31, 2001. UPC Distribution accounted for €157.4 million of this increase for the year ended December 31, 2001, primarily due to aggressive cost cutting and cost control, as well as improved operating margins. chello broadband's Adjusted EBITDA increased €75.0 million for the year ended December 31, 2001, primarily due to cost control and lower start-up and development costs. These increases were offset by a decrease in Priority Telecom's Adjusted EBITDA of €48.3 million, due primarily to the acquisition of Cignal and associated costs for the development and launch of products within new markets.

Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $4.5 million from $25.4 million for the year ended December 31, 2000 to $29.9 million for the year ended December 31, 2001. On a functional currency basis, VTR's Adjusted EBITDA for Triple Play Distribution increased CP5.5 billion, or 40.1%, from CP13.7 billion for the year ended December 31, 2000 to CP19.2 billion for the year ended December 31, 2001. The increase in VTR's voice Adjusted EBITDA accounted for CP6.9 billion of this increase, primarily due to telephone subscriber growth outpacing development and marketing costs. This increase was offset by a decrease of CP2.4 billion in video Adjusted EBITDA. Although VTR experienced video revenue growth, additional promotional and marketing costs were incurred as a result of increased competition for video subscribers. VTR's Internet Adjusted EBITDA increased CP1.0 billion for the year ended December 31, 2001 due to improving margins from a reduction in development costs that have already been incurred and are fixed in relation to subscriber volumes.

Adjusted EBITDA for Austar United in Australian dollars decreased A$16.6 million, from negative A$80.9 ($45.3) million for the year ended December 31, 2000 to negative A$97.5 ($50.3) million for the year ended December 31, 2001, primarily due to an incremental increase in video programming costs payable in U.S. dollars, as the Australian dollar continued to weaken from period to period and development and start-up costs associated with TVSN, offset by the reduction of programming costs per subscriber effective July 1, 2001, as a result of negotiations with XYZ Entertainment.

2000 Compared to 1999.    Adjusted EBITDA for UPC in U.S. dollars decreased $208.7 million, from negative $125.8 million for the year ended December 31, 1999 to negative $334.5 million for the year ended December 31, 2000. On a functional currency basis, UPC's Adjusted EBITDA decreased €243.4 million from a negative €119.8 million for the year ended December 31, 1999 to negative €363.2 million for the year ended December 31, 2000. UPC Distribution accounted for €3.5 million of this decrease for the year ended December 31, 2000. Priority Telecom accounted for €35.6 million of this decrease for the year ended December 31, 2000, due primarily to the acquisition of Cignal and additional costs for the separation of UPC's CLEC business. chello broadband accounted for €68.2 million of this decrease for the year ended December 31, 2000, due to increased operating costs for transmission capacity, portal content updates as well as sales and marketing related to the launch of chello broadband in new franchise areas. UPC Media accounted for €48.1 million of this decrease for the year ended December 31, 2000, due to the continued costs associated with the development of UPCtv channels. UPC Corporate and other accounted for €88.0 million of this decrease for the year ended December 31, 2000, due to costs incurred for the start-up and development of UPC's digital set-top computer, as well as the investigation of new technologies. UPC also continued to incur costs for the development of its pan-European IT platform, as well as increased facilities costs.

Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars remained flat for the year ended December 31, 2000 compared to the prior year. On a functional currency basis, VTR's Adjusted EBITDA for Triple Play Distribution increased CP0.6 billion, or 0.5%, from CP13.1 billion for the year ended December 31, 1999 to CP13.7 billion for the year ended December 31, 2000. The increase in VTR's video Adjusted EBITDA accounted for CP1.1 billion of this increase, primarily due to video subscriber growth outpacing development and marketing costs, offset by increasing negative Adjusted EBITDA from its newer telephone and Internet services.

Adjusted EBITDA for Austar United in Australian dollars decreased A$55.3 million, from negative A$25.6 ($16.5) million for the year ended December 31, 1999 to negative A$80.9 ($45.3) million for the year ended December 31, 2000. This decrease in Adjusted EBITDA is primarily due to Austar United's development and start-up costs associated with the launch of its Internet business, increased programming costs payable in U.S. dollars, as the Australian dollar continued to weaken during the year, higher costs for new branding and product launch, higher costs for marketing and advertising during the Olympics held in Sydney, Australia in 2000, increased churn following the Olympics and increased churn from partial absorption of the new Australian goods and services tax.

Stock-Based Compensation

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$4,082	$(68,616)	$202,227
VTR	2,165	7,970	–
Austar United	4,281	9,439	4,910
Other	(1,710)	8,024	16,597

Total stock-based compensation	$8,818	$(43,183)	$223,734

Stock-based compensation increased $52.0 million and decreased $266.9 million during the years ended December 31, 2001 and 2000, respectively, compared to the corresponding periods in the prior year. These variations are due to fluctuations in the value of the common stock of our subsidiaries as well as changes in exchange rates. Stock-based compensation is recorded as a result of applying variable plan accounting to our subsidiaries' stock-based compensation plans. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Priority Telecom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable plan accounting, increases in the fair market value of these vested options result in non-cash compensation charges to the statement of operations, while decreases in the fair market value of these vested options will cause a reversal of previous charges taken.

Depreciation and Amortization

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(981,895)	$(657,470)	$(280,442)
VTR	(54,467)	(47,352)	(28,505)
Austar United	(99,544)	(104,451)	(102,648)
Other	(11,270)	(6,249)	(7,119)

Total depreciation and amortization	$(1,147,176)	$(815,522)	$(418,714)

UPC's depreciation and amortization expense in U.S. dollars increased $324.4 million, from $657.5 million for the year ended December 31, 2000 to $981.9 million for the year ended December 31, 2001. On a functional currency basis, UPC's depreciation and amortization expense increased €379.1 million, or

52.7%, from €718.7 million for the year ended December 31, 2000 to €1,097.8 million for the year ended December 31, 2001, primarily due to increased depreciation and amortization resulting from acquisitions completed during 2000 as well as increased depreciation expense on capital expenditures to upgrade UPC's network in Western Europe.

UPC's depreciation and amortization expense in U.S. dollar terms increased $377.1 million, from $280.4 million for the year ended December 31, 1999 to $657.5 million for the year ended December 31, 2000. On a functional currency basis, UPC's depreciation and amortization expense increased €452.6 million, or 170.1%, from €266.1 million for the year ended December 31, 1999 to €718.7 million for the year ended December 31, 2000. The increase resulted primarily from goodwill created in connection with acquisitions completed during 1999 in The Netherlands, Poland and Sweden, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

Impairment and Restructuring Charges

The following table details these impairment and restructuring charges by type and related segment of the business:

	Employee Severance and Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
	(In thousands)
UPC:
UPC Distribution	$35,081	$12,523	$31,281	$37,820	$682,633	$799,338
Priority Telecom	7,829	3,548	11,505	–	418,413	441,295
UPC Media	2,164	–	50,767	9,515	–	62,446
Swiss wireless license	–	–	–	–	91,260	91,260
Microsoft contract acquisition rights	–	–	–	–	59,831	59,831
Corporate	1,861	233	–	–	46,590	48,684
Austar United	–	–	–	–	22,215	22,215

Total impairment and restructuring charges	46,935	16,304	93,553	47,335	1,320,942	1,525,069
Cash paid during 2001	(13,497)	(6,386)	(14,814)	(3,294)	–	(37,991)
Cumulative translation adjustment	127	38	346	55	–	566
Non-cash impairment charges	–	–	12,122	(29,592)	(1,320,942)	(1,338,412)

Impairment and restructuring liability as of December 31, 2001	$33,565	$9,956	$91,207	$14,504	$–	$149,232

UPC implemented a company-wide restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts.

Employee Severance and Termination Costs.    These costs included salaries, benefits, outplacement and other costs related to employee terminations. The total workforce reduction was effected through a combination of involuntary terminations and a reorganization of operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

Office Closures.    In addition to the reduction of employee positions, UPC's restructuring plan included reductions in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs and other related costs.

Programming and Lease Contract Termination Costs.    These costs included restructuring and/or cancellation of excess capacity of certain contracts.

UPC Distribution Impairment Charge.    This charge is primarily related to UPC's investment in UPC GmbH. UPC has a 51.0% interest in UPC GmbH, which in turn holds a 100% interest in EWT/TSS. During 2001, UPC pursued merger opportunities with respect to UPC GmbH that ultimately did not materialize. Because UPC lacks the financial resources to fully develop the triple play in Germany, and due to the inability of UPC to find a partner to help implement this strategy, the long range plans of UPC GmbH were revised to provide for a "care and maintenance" program, meaning that the business plan will be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, and in accordance with UPC's policy regarding recoverability of tangible and intangible assets, UPC determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair market value of the investment in EWT/TSS using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

Priority Telecom Impairment Charge.    During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally IRUs and related goodwill, within its CLEC subsidiary Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. UPC revised its strategic plans for using these assets because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.

Swiss Wireless License.    This license was acquired by UPC during 2000. Since its acquisition, UPC has been evaluating various alternatives to develop this license. During the fourth quarter of 2001, in connection with UPC's overall strategic review, it was determined that UPC was not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.

Microsoft Contract Acquisition Rights.    As a result of issuing warrants to Microsoft Corporation during 1999 and 2000, UPC recorded €150.2 ($146.0) million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

In December 2001, Austar United reviewed all of its activities and restructured its business to focus on the core pay television business and augment it with interactive television services. This restructuring included outsourcing a number of existing functions, ceasing operation of its own Internet network, streamlining sales and customer service processes and reducing general corporate overhead. In conjunction with this restructuring, Austar United analyzed the carrying value of its tangible and intangible assets in accordance with SFAS 121, and determined there was an impairment in the value of certain of its assets, primarily the spectrum licenses and goodwill related to its Internet business. These assets were written down to fair value as of December 31, 2001. The impairment and restructuring charges for Austar United totaled $146.2 million, and due to the deconsolidation of Austar United effective November 15, 2001, this amount is included in share in results of affiliates. In addition, Asia/Pacific recorded an impairment of the carrying value of goodwill on its books of $22.2 million related to its investment in Austar United.

The following table summarizes the number of employees terminated as of December 31, 2001 and to be terminated during 2002 in connection with UPC's restructuring (by division and function):

	Number of Employees
	2001	2002
Division:
UPC Distribution	449	873
Priority Telecom	88	23
UPC Media	26	86
Corporate	13	4

Total	576	986

Function:
Programming	133	1
Network Operations	143	498
Customer Operations	58	112
Customer Care	84	92
Billing and Collection	1	4
Customer Acquisition and Marketing	73	164
Administration	84	115

Total	576	986

It is possible that UPC may incur significant additional impairment and restructuring charges in 2002. Such charges could arise as a result of its contemplated debt restructuring, a rationalization of its investments or the application of accounting standards used to value and adjust to carrying value long-lived assets, goodwill and other intangibles. Because of uncertainties concerning UPC's proposed debt restructuring, UPC is not able to estimate whether it will need to incur such charges in 2002 and thereafter, or, if such charges are necessary, the likely amount of the charges.

Interest Income

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$44,516	$42,134	$29,458
VTR	766	483	–
Austar United	4,469	15,429	6,213
Other	54,949	75,251	18,704

Total interest income	$104,700	$133,297	$54,375

Interest income decreased $28.6 million and increased $78.9 million during the years ended December 31, 2001 and 2000, respectively, compared to the corresponding periods in the prior year. During 2001, our consolidated cash balance decreased $956.7 million, resulting in lower interest income compared to the prior year. During 2000, debt and equity issuances increased cash and short-term investment balances and thus interest income.

Interest Expense

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(822,205)	$(682,321)	$(194,512)
VTR	(20,192)	(28,242)	(18,507)
Austar United	(19,229)	(21,159)	(17,453)
Other	(209,204)	(197,061)	(169,527)

Total interest expense	$(1,070,830)	$(928,783)	$(399,999)

Interest expense increased $142.0 million and $528.8 million during the years ended December 31, 2001 and 2000, respectively, the detail of which is as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Cash Pay:
UPC senior notes	$(254,103)	$(258,752)	$(57,556)
UPC bank facilities	(256,912)	(155,001)	(48,643)
UPC other	–	(25,127)	(5,522)
UAP senior discount notes	(35,607)	–	–
VTR bank facility	(16,284)	(19,166)	(16,918)
Austar United bank facility	(14,297)	(18,463)	(13,426)
Other	(1,240)	(5,218)	(559)

	(578,443)	(481,727)	(142,624)

Non Cash:
UPC senior discount notes accretion	(247,234)	(208,479)	(59,475)
UGC Holdings senior discount notes accretion	(147,090)	(134,513)	(114,052)
Amortization of deferred financing costs	(39,879)	(44,952)	(20,503)
UPC Exchangeable Loan	(30,506)	–	–
UAP senior discount notes accretion	(24,189)	(58,296)	(51,305)
Other	(3,489)	(816)	(12,040)

	(492,387)	(447,056)	(257,375)

Total interest expense	$(1,070,830)	$(928,783)	$(399,999)

Foreign Currency Exchange Loss

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(37,906)	$(178,065)	$(13,714)
VTR	(69,395)	(35,445)	(25,599)
Austar United	255	(759)	(208)
Other	(41,146)	(1,631)	20

Total foreign currency exchange loss	$(148,192)	$(215,900)	$(39,501)

Foreign currency exchange loss decreased $67.7 million, from $215.9 million for the year ended December 31, 2000 to $148.2 million for the year ended December 31, 2001. This decrease was primarily due to the improved performance of certain of UPC's derivatives, offset by the strengthening of the U.S. dollar to the euro and Chilean peso during 2001 compared to 2000, as well as a loss of $42.9 million related to our entering into foreign currency exchange forward contracts during 2001 to reduce our currency exposure to the euro. Foreign currency exchange loss increased $176.4 million, from $39.5 million for the year ended December 31, 1999 to $215.9 million for the year ended December 31, 2000. This increase was primarily due to the strengthening of the U.S. dollar to the euro during 2000 compared to 1999.

Proceeds from Litigation Settlement

In May 2001, the United States Supreme Court affirmed the decision of the 10th Circuit U.S. Court of Appeals, which in April 2000 found in favor of us in our lawsuit against Wharf Holdings Limited ("Wharf"). The lawsuit consisted of our claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to us in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The United States Supreme Court's decision affirms the 1997 U.S. District Court judgment in our favor, which, together with accrued interest, totaled gross and net proceeds of approximately $201.2 million and $194.8 million, respectively.

(Loss) Gain on Sale of Investments in Affiliates

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC Polska merger	$(416,898)	$–	$–
Other UPC	(1,669)	–	–
Other	1,764	6,194	–

Total (loss) gain on sale of investments in affiliates	$(416,803)	$6,194	$–

In December 2001, UPC and Canal+ merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to TKP, the Polish subsidiary of Canal+, and placed €30.0 million cash in an escrow account, which was used to fund TKP with a loan of €30.0 million in January 2002. In return, UPC Polska received a 25.0% ownership interest in TKP and €150.0 ($134.1) million in cash. TKP is managed and controlled by Canal+, which owns the remaining 75.0% interest. UPC Polska's investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

Provision for Loss on Investments

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(334,660)	$–	$–
VTR	–	–	–
Austar United	–	(938)	(4,949)
Other	(7,759)	(4,914)	(2,178)

Total provision for loss on investments	$(342,419)	$(5,852)	$(7,127)

Based on our analysis of specific quantitative and qualitative factors in accordance with APB 18 and SAB 59 during the third quarter of 2001, we determined a decline in the market value of SBS and PrimaCom to be other than temporary, and as a result, we reduced the carrying value of these investments to market value and recorded a loss of $102.1 million and $232.6 million, respectively.

Gain on Issuance of Common Equity Securities by Subsidiaries

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Austar United secondary offering	$–	$66,771	$–
Conversion of note into shares of UPC	–	54,085	–
UPC initial public offering	–	–	822,067
UPC secondary offering	–	–	403,500
Austar United initial public offering	–	–	248,361
Other	–	6,875	34,911

Total gain on issuance of common equity securities by subsidiaries	$–	$127,731	$1,508,839

2000.    In March 2000, Austar United sold 20.0 million shares to the public, raising gross and net proceeds at $5.20 per share of $104.0 million and $102.4 million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step up in the carrying amount of our investment in Austar United. In August 2000, a note holder of UPC exercised its option to convert its $100.0 million note into approximately 4.1 million ordinary shares of UPC. Based on the carrying value of our investment in UPC as of August 23, 2000, we recognized a gain of $54.1 million from the resulting step up in the carrying amount of our investment in UPC. No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

1999.    In February 1999, UPC successfully completed an initial public offering, selling approximately 133.8 million shares on Euronext and Nasdaq, raising gross and net proceeds at $10.93 per share of $1,463.0 million and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step up in the carrying amount of our investment in UPC. In October 1999, UPC completed a second public offering of approximately 45.0 million ordinary shares, raising gross and net proceeds at $21.58 per share of $970.9 million and $922.4 million, respectively. Based on the carrying value of our investment in UPC as of October 19, 1999, we recognized a gain of

$403.5 million from the resulting step up in the carrying amount of our investment in UPC. In July 1999, Austar United successfully completed an initial public offering, selling approximately 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at $3.03 per share of $313.6 million and $292.8 million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $248.4 million from the resulting step up in the carrying amount of our investment in Austar United. No deferred taxes were recorded related to these gains due to our intent to hold our investment in UPC and Austar United indefinitely.

Other Expense

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(117,561)	$2,701	$(7,872)
VTR	(2,942)	(1,951)	364
Austar United	157	(5,333)	(2,778)
Other	2,423	278	(4,355)

Total other expense	$(117,923)	$(4,305)	$(14,641)

Other expense increased $113.6 million from $4.3 million for the year ended December 31, 2000 to $117.9 million for the year ended December 31, 2001, primarily due to the mark-to-market valuation of certain of UPC's derivative instruments effective in 2001 with the adoption of Statement of Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended.

Minority Interests in Subsidiaries

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$54,050	$862,663	$344,185
Accrual of dividends on UPC convertible preference shares	(89,202)	–	–
Subsidiaries of UPC	484,780	21,160	1,719
Austar United	43,473	49,781	13,610
Other	3,414	944	930

Total minority interests in subsidiaries	$496,515	$934,548	$360,444

The minority interests' share of losses decreased $438.0 million, from $934.5 million for the year ended December 31, 2000 to $496.5 million for the year ended December 31, 2001, primarily due to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001, as well as the accrual of dividends on UPC's convertible preference shares, which increases the minority interests' basis in UPC. We cannot allocate a portion of UPC's net losses to the minority shareholder once the minority shareholders' common equity basis has been exhausted. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity, or until additional common equity is contributed by third-party investors. The decrease in 2001 was offset by the allocation of significant net losses from UPC Germany to the minority shareholder, as a result of the impairment charge of $682.6 million in December 2001. During 2000, the minority interests' share of losses increased $574.1 million, from $360.4 million for the year ended December 31, 1999 to $934.5 million for the year ended December 31, 2000, primarily due to increased net losses by UPC and Austar United.

Share in Results of Affiliates

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC	$(167,103)	$(106,099)	$(31,908)
Austar United	(40,203)	(18,068)	(2,425)
Other	(179,135)	(5,747)	(15,916)

Total share in results of affiliates	$(386,441)	$(129,914)	$(50,249)

The increase in loss from recording our share in results of affiliates of $256.5 million for the year ended December 31, 2001 compared to the prior year was primarily due to increased loss from UPC affiliates SBS, PrimaCom and Tevel, recognition of a full year of loss from TelstraSaturn and loss recognized from November 15, 2001 through December 31, 2001 from UAP of $177.2 million.

Merger Transaction

United was formed in February 2001 as part of a series of planned transactions with UGC Holdings and Liberty, which are intended to accomplish a restructuring and recapitalization of our business. On January 30, 2002, we completed a transaction with Liberty and UGC Holdings, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United. In exchange for these contributions, we issued Liberty approximately 21.9 million shares of our Class C common stock;

  •
  The Founders transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies.

As a result of the merger transaction:

  •
  UGC Holdings became our 99.5%-owned subsidiary;

  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;

  •
  The shares of UGC Holdings' preferred stock outstanding immediately prior to the merger, other than UGC Holdings' Series E preferred stock, were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;

  •
  The shares of UGC Holdings' Series E preferred stock outstanding immediately prior to the merger were converted into an aggregate of 1,500 shares of UGC Holdings' Class A common stock;

  •
  Liberty has the right to elect four of our 12 directors;

  •
  The Founders have the effective voting power to elect eight of our 12 directors; and

  •
  We have the right to elect half of UGC Holdings' directors and four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle, have the right to elect the other half of UGC Holdings' directors.

Immediately following the merger transaction:

  •
  Liberty contributed to us the Belmarken Notes and, as a result, two of our Dutch subsidiaries owe the amounts payable under such notes, which had an accreted value of $891.7 million as of January 30, 2002, to us rather than to Liberty;

  •
  Liberty contributed $200.0 million in cash to us;

  •
  Liberty contributed to us the Liberty UPC Bonds and, as a result, UPC owes the obligations represented by the Liberty UPC Bonds to us rather than to Liberty; and

  •
  In exchange for the contribution of these assets to us, we issued an aggregate of approximately 281.3 million shares of our Class C common stock to Liberty.

In December 2001, IDT United commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior notes of UGC Holdings. This tender offer expired at 5:00 p.m., New York City time, on February 1, 2002. As of the expiration of the tender offer, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United.

Prior to the merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the senior notes of UGC Holdings, as well as all of Liberty's interest in IDT United. The purchase price for the senior notes and Liberty's interest in IDT United was:

  •
  Our assumption of approximately $304.6 million of indebtedness owed by Liberty to UGC Holdings (due January 30, 2004); and

  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, LBTW I, Inc., a subsidiary of Liberty, loaned United Argentina approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Argentina an additional approximately $85.4 million, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002. We have used the proceeds of these loans to purchase additional shares of preferred stock and promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary.

We have no independent operations of our own other than those attributable to our 99.5% common stock interest in UGC Holdings. Our Board of Directors and the Board of Directors of UGC Holdings recently approved the conversion of the 0.5% economic interest held by the Founders into UGC Holdings Class C non-voting common stock, which would result in 100% voting control over UGC Holdings' Board of Director elections by us. Following conversion, we would consolidate UGC Holdings and its subsidiaries. The timing of that conversion is uncertain, but is expected to occur as soon as practicable.

We plan to account for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership, followed by a preferred stock conversion at historical cost, and then a share issuance to Liberty for financial assets at fair value. Accordingly, our investment in UGC Holdings and share in results of UGC Holdings are expected to be based on historical cost, using the equity method of accounting. Effective with the merger transaction, we anticipate reflecting a negative investment in UGC Holdings equal to the deficit in stockholders' equity of UGC Holdings at the effective time of the merger transaction, reduced by the UGC Holdings senior notes acquired directly from Liberty and through IDT United and by the conversion of Series B convertible preferred stock previously reflected in temporary equity. We plan to continue to record our share of UGC Holdings' losses because we believe it is probable that we will obtain 100% voting control over UGC Holdings' Board of Director elections in the foreseeable future, at which time we would consolidate UGC Holdings.

The issuance of our new shares of Class C common stock for cash, Liberty UPC Bonds and Belmarken Notes was recorded at the fair value of our common stock at closing. The estimated fair value of the Liberty UPC Bonds and the Belmarken Notes was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. We will recognize interest income on these securities using the effective interest method. Equity method accounting will result in recognition by us of 100% of the interest expense on these securities through our share in the results of UGC Holdings. If we consolidate UGC Holdings in the future, we expect to recognize extraordinary gains from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our amortized cost. While we are using the equity method of accounting, this gain will effectively be recognized over time through the additional accretion under the effective interest method.

We believe the accounting for the merger transaction and the subsequent application of the equity method of accounting discussed herein and as presented below is appropriate in our circumstances. This accounting will present our post merger and restructuring financial statements on a basis generally consistent with what would have been reported as stockholders' equity (deficit) and net income (loss) had we consolidated UGC Holdings subsequent to the merger transaction date. However, it is possible that the Staff of the Securities and Exchange Commission ("SEC") may not agree with our conclusions regarding the accounting for the merger transaction and the subsequent application of the equity method of accounting because the circumstances are unique and subject to judgment and interpretation. If the SEC were to disagree with our conclusions with respect to the accounting for the merger transaction and our expected application of the equity method of accounting subsequent to the merger transaction date, our future historical financial statements could differ materially from the unaudited pro forma financial information presented herein. For example, under APB 18, an investor typically suspends loss recognition at the point in time in which its investment account is reduced to zero and there exists no contractual funding commitments, explicit or implied, and where a return to profitable operations is not anticipated in the foreseeable future. Furthermore, the SEC could view the transaction as the effective formation of us by Liberty wherein we then "acquire" the non-Liberty interests of UGC Holdings at fair value and the historical Liberty interests of UGC Holdings. If so, the Belmarken Notes and the Liberty UPC Bonds contributed to us by Liberty would be recorded at Liberty's historical cost basis. In this alternative wherein we would be deemed to be the "acquiror" of UGC Holdings, future loss recognition related to our investment in UGC Holdings may not be appropriate under APB 18 for the reasons set forth above and because we would establish a new "cost basis" at fair value with respect to the approximate 79.3% non-Liberty interest in UGC Holdings "acquired" by us through the issuance of common shares. We do not believe this approach is reflective of the form and substance of the merger transaction since there are various agreements between Liberty, us and the Founders which could preclude Liberty from exercising majority control over the election of our directors until June 2010. We intend to discuss and resolve this issue with the Staff prior to the issuance of any historical financial statements subsequent to the date of the merger transaction which closed on January 30, 2002.

The following unaudited pro forma consolidated statement of operations for the period from January 1, 2001 through December 31, 2001 and the unaudited pro forma consolidated balance sheet as of December 31, 2001, provide an analysis of what our operations might have looked like had we and Liberty consummated the merger transaction as of January 1, 2001, and what our financial position might have looked like had we consummated the merger transaction as of December 31, 2001. This unaudited pro forma financial information is derived from, and should be read together with, our and UGC Holdings' historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K, in addition to certain assumptions and adjustments, which are described in the accompanying notes to the unaudited pro forma information. This unaudited pro forma financial information may not be indicative of the historical results that we would have had or the future results that we will experience after the merger transaction. The actual financial position and results of operations may differ, perhaps significantly, from the pro forma amounts reflected herein because of a variety of factors, including access to additional information, changes in value not currently identified, changes in operating results between the dates of the pro forma financial information and January 30, 2002 and as a result of the matters discussed in the preceding paragraphs.

Unaudited Pro Forma Consolidated Balance Sheet

	December 31, 2001
	United (1)	Pro Forma Adjustments		United Pro Forma
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$–	$81,098	(2)	$81,098

Total current assets	–	81,098		81,098
Investment in debt securities of related parties, at amortized cost	–	1,206,441	(3)	1,206,441

Total assets	$–	$1,287,539		$1,287,539

Liabilities and Stockholders' Deficit
Current liabilities
Accrued interest	$4	$–		$4
Note payable to UGC Holdings	607	–		607
Notes payable to Liberty	–	102,728	(4)	102,728

Total current liabilities	611	102,728		103,339
Investment in UGC Holdings	–	3,988,651	(5)	3,988,651
Note payable to UGC Holdings	–	304,598	(6)	304,598

Total liabilities	611	4,395,977		4,396,588

Minority interest in IDT United	–	10,000	(7)	10,000

Stockholders' deficit	(611)	(3,118,438	) (8)	(3,119,049)

Total liabilities and stockholders' deficit	$–	$1,287,539		$1,287,539

Unaudited Pro Forma Consolidated Statement of Operations

	Year Ended December 31, 2001
	United (1)	Pro Forma Adjustments		United Pro Forma
	(In thousands, except per share amounts and number of shares)
Revenue	$–	$–		$–
General and administrative expense	(607)	–		(607)

Operating loss	(607)	–		(607)
Interest (expense) income, net	(4)	308,369	(9)	308,365

Loss before income taxes and other items	(611)	308,369		307,758
Share in results of UGC Holdings	–	(4,468,532	)(10)	(4,468,532)

Net loss	$(611)	$(4,160,163)		$(4,160,774)

Basic and diluted net loss from continuing operations per common share	$–			$(11.87)

Weighted-average common shares – basic and diluted	1			350,601,594	(11)

(1)
Represents the financial position and historical results of operations of United.

(2)
Represents the pro forma effect on United's cash as follows (in thousands):

Cash balance as of December 31, 2001	$–
Cash received from Liberty for United Class C common stock	200,000
Cash consideration for a portion of Liberty's interest in IDT United	(143,869)
Proceeds from notes payable to Liberty	17,270
Cash paid to purchase preferred stock and promissory notes issued by IDT United	(2,303)
Consolidation of IDT United	10,000

$81,098

(3)
Represents the Belmarken Notes (estimated fair value of $851.8 million) and Liberty UPC Bonds (estimated fair value of $354.7 million) as of January 30, 2002.

(4)
Represents loans from Liberty, the proceeds from which were used to purchase Liberty's residual interest in IDT United and preferred stock and promissory notes issued by IDT United. These notes bear interest at 8.0% per annum and are due on or about January 30, 2003.

(5)
Represents the pro forma effect on United's negative investment in UGC Holdings as follows (in thousands):

Stockholders' deficit of UGC Holdings as of December 31, 2001	$4,554,869
UGC Holdings Series C and D preferred stock not held by United	712,500

Negative investment in UGC Holdings as of December 31, 2001, equal to UGC Holdings' common stockholders' deficit as of such date	5,267,369
Issuance of approximately 23.3 million shares of United Class A common stock to existing holders of UGC Holdings Series B, C and D preferred stock	(742,490)
Acquisition of UGC Holdings senior notes held directly by Liberty	(300,480)
Purchase of Liberty's interest in UGC Holdings senior notes held by IDT United	(235,748)

$3,988,651

(6)
Represents the assumption by United of the loans from UGC Holdings to Liberty. These loans bear interest at 8.0% per annum and are due on January 30, 2004.

(7)
Represents the minority interest's share of the net assets of IDT United upon consolidation of IDT United by United.

(8)
Represents the pro forma effect on stockholders' equity as follows (in thousands):

Stockholders' deficit of UGC Holdings as of December 31, 2001	$(4,554,869)
UGC Holdings Series C and D preferred stock not held by United	(712,500)

Negative investment in UGC Holdings as of December 31, 2001, equal to UGC Holdings' common stockholders' deficit as of such date	(5,267,369)
Issuance of approximately 23.3 million shares of United Class A common stock to existing holders of UGC Holdings Series B, C and D preferred stock	742,490
Issuance of approximately 281.3 million shares of United Class C common stock to Liberty, valued at $5.00 per share (fair value at closing January 30, 2002) in consideration for:
Belmarken Notes (at approximate fair value as of January 30, 2002)	851,791
Liberty UPC Bonds (at approximate fair value as of January 30, 2002)	354,650
Cash	200,000

$(3,118,438)

(9)
Represents the pro forma effect on interest (expense) income, net, as follows (in thousands):

Interest expense from:
Assumption of the loan from UGC Holdings to Liberty	$(32,971)
Notes payable to Liberty ($102,728 at 8.0%)	(8,218)
Interest income from:
Liberty UPC Bonds	162,007
UGC Holdings senior notes	152,987
Belmarken Notes	34,564

$308,369

(10)
Represents the pro forma effect on share in results of UGC Holdings as follows (in thousands):

Historical net loss from continuing operations of UGC Holdings	$(4,494,098)
Elimination of historical interest expense as a result of the redemption on December 3, 2001 of UGC Holdings' senior notes issued in 1999 by UGC Holdings as one of the conditions to the consummation of the merger transaction	25,566

$(4,468,532)

(11)
The unaudited pro forma weighted-average common shares – basic and diluted is computed as follows:

Historical weighted-average shares of UGC Holdings for the year ended December 31, 2001	99,834,387
Treasury shares held by UPC, added back due to equity method of accounting	5,569,240
New shares of UGC Holdings issued to Liberty in exchange for $20.0 million on December 3, 2001	11,976,048
United Class C common stock issued to Liberty for:
$200.0 million in cash	40,000,000
Belmarken Notes (issued May 30, 2001)	100,347,937
Liberty UPC Bonds	70,930,033
United Class A common stock issued to holders of Series B, C and D preferred stock of UGC Holdings	23,342,968
UGC Holdings common shares previously issued for preferred dividends, included in historical weighted-average shares of UGC Holdings	(1,399,019)

350,601,594

Liquidity and Capital Resources

Sources and Uses

We have financed our acquisitions and funding of our video, voice and Internet access businesses in the three main regions of the world in which we operate primarily through public and private debt and equity of UGC Holdings as well as cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. UGC Holdings' subsidiaries have supplemented contributions from UGC Holdings with the sale of debt and equity, bank financing and operating cash flow. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") for UGC Holdings (parent only) from inception to date:

UGC Holdings (Parent Only)	Inception to December 31, 2000	Year Ended December 31, 2001	Total
	(In millions)
Financing Sources:
Gross bond proceeds	$1,347.0	$–	$1,347.0
Gross equity proceeds	1,697.4	20.3	1,717.7
Asset sales, dividends and note payments	369.9	6.7	376.6
Interest income and other	181.5	55.9	237.4

Total sources	3,595.8	82.9	3,678.7

Application of Funds:
UPC	(717.8)	–	(717.8)
Asia/Pacific	(320.3)	(101.9)	(422.2)
Latin America	(806.9)	(155.0)	(961.9)
Other	(44.5)	(45.3)	(89.8)

Total	(1,889.5)	(302.2)	(2,191.7)
Loan to Liberty	(242.4)	(45.2)	(287.6)
Repayment of bonds	(532.1)	(261.3)	(793.4)
Offering and merger costs	(105.1)	(13.5)	(118.6)
Litigation settlement	–	195.4	195.4
Corporate and other	(194.1)	(28.0)	(222.1)

Total uses	(2,963.2)	(454.8)	(3,418.0)

Period change in cash	632.6	(371.9)	260.7
Cash, beginning of period	–	632.6	–

Cash, end of period	$632.6	$260.7	260.7

UGC Holdings' Subsidiaries
Cash, end of period:
UPC			796.6
Latin America			27.8
Other			0.6

	Total UGC Holdings' subsidiaries		825.0

	Total consolidated cash, cash equivalents, restricted cash and short-term liquid investments		$1,085.7

United Parent.    As a result of the merger transaction on January 30, 2002, we received a net $71.1 million in cash. We intend to use this cash during the next year for general corporate purposes. To the extent we pursue new acquisition or development opportunities, we will need to raise additional capital or seek strategic partners.

UGC Holdings Parent.    Each of UGC Holdings' major operating subsidiaries has net working capital deficiencies as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements. These events raise substantial doubt about UGC Holdings' ability to continue as a going concern. UGC Holdings had $260.7 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 2001. Additional sources of cash in 2002 may include the raising of additional private or public debt and/or equity and/or proceeds from the disposition of non-strategic assets. Uses of cash in the next year will include funding to the Latin America region to meet the existing growth plans of our systems and a $15.8 million contingent cash account (funded March 25, 2002) as part of the refinancing of the Austar United bank facility. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries and cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC.    UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of December 31, 2001, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of the events of default described below, the majority of UPC's indebtedness has been classified as current. These factors raise substantial doubt about UPC's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, its Exchangeable Loan and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes. As of April 12, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

On February 1, 2002, UPC signed a "Memorandum of Understanding" with us and UGC Holdings. The Memorandum of Understanding describes a non-binding agreement in principle with us and UGC

Holdings to enter into negotiations with the holders of UPC's senior notes and senior discount notes to attempt to reach agreement on a means to restructure UPC's indebtedness at the holding company level. As of February 1, 2002, we held approximately $1.7 billion face amount of UPC's senior notes and senior discount notes, in addition to the Exchangeable Loan.

UPC's failure to make the February 1, 2002 interest payment on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010 gave rise to cross events of default under the following credit and loan facilities:

  •
  Senior secured credit facility among UPC Distribution as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  Revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  Exchangeable Loan.

The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under such facilities gave the creditors under such facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

On March 4, 2002, UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payment due on February 1, 2002 on UPC's outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010, failure by UPC to make the interest payment due on May 1, 2002 on its outstanding 10.875% Senior Notes due 2007 and 11.25% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults.

Each of these waivers will remain effective until the earlier of:

  •
  June 3, 2002;

  •
  The occurrence of any other event of default under the respective credit or loan facility that is not covered by the waiver; or

  •
  In the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC ordinary shares in accordance with the terms of the Memorandum of Understanding or five business days after United has given notice to UPC that, in its judgment, restructuring negotiations with the holders of the senior notes and senior discount notes are not progressing satisfactorily.

In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a €100.0 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

As of April 12, 2002, UPC had not made the interest payment on the 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. None of the notes or facilities described above have been accelerated or subjected to enforcement actions and none of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

The occurrence of the events of default described above also triggered the right of the holders of a minority interest in UPC's 51.0%-owned subsidiary, UPC Germany, to acquire from UPC, for nominal consideration, shares of UPC Germany representing 22.0% of UPC Germany's outstanding shares. On March 5, 2002, UPC received the holders' notice of exercise. Upon settlement of the exercise, UPC's interest in UPC Germany would be reduced to 29.0%.

During March 2002, UPC met with us and a steering committee representing the holders of UPC's senior notes and senior discount notes (other than us) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of such notes and the Exchangeable Loan. We and our advisors and the note holders' steering committee and its advisors are currently conducting due diligence about UPC and UPC's current financial condition. UPC has not reached any decisions with either us or the note holders' steering committee regarding the terms or timing of a debt restructuring. UPC expects that this process will take a number of months to complete. If completed, the restructuring would result in substantial dilution of UPC's existing shareholders, a loss of some or all of the fair value of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes and the Exchangeable Loan, and could include material changes in the nature of UPC's business. Since UPC is in preliminary discussions with us and the note holders' steering committee, UPC cannot predict the terms or the timing of its restructuring. In addition, UPC cannot be assured that it will be able to reach agreement with either us or the note holders on mutually satisfactory terms for the debt restructuring.

If UPC is unable to reach agreement on the terms of the debt restructuring or is otherwise unable to successfully complete a restructuring plan for its debt, UPC may seek relief under a debt moratorium leading to a suspension of payments, or a bankruptcy proceeding under applicable Dutch laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to UPC, holders of UPC's outstanding securities, including UPC's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in UPC's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or UPC's liquidation.

During 2001, UPC reviewed its current and long-range plan for all segments of its business and hired a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

In 2002 and thereafter, UPC anticipates that sources of capital available to them will include working capital and operating cash flows, proceeds from the disposal of non-core investments and further internal reorganization and alignment of businesses, availability under the UPC Distribution Bank Facility and vendor financing. UPC does not anticipate access to the capital markets as a source of funding unless UPC is able to restructure its existing indebtedness. If UPC is able to complete its planned debt restructuring satisfactorily and is able to implement a rationalization of its non-core investments and improve its operating performance, UPC believes that its existing cash balance, working capital, operating cash flow and availability under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. During the period in which the waivers are in place in relation to the cross events of default under the UPC Distribution Bank Facility, UPC has a drawdown limitation of €100.0 million under this facility. Should the planned debt restructuring and investment rationalization program be unsuccessful, or should operating results fall behind UPC's current business plan, UPC would not have sufficient funds to meet its expenditure or debt commitments and as such would likely not be able to continue as a going concern.

As of December 31, 2001, UPC had negative shareholders equity. UPC believes this does not affect the fundamentals of its business and is a function of the significant capital investment that is typical of the telecommunications industry that results in large depreciation and amortization charges. Upon occurrence of the event, UPC reported this deficit to the Euronext. The Euronext put UPC's shares on the "penalty bench" until such time when UPC returns to positive shareholders' equity. On February 14, 2002, UPC was removed from the AEX index, which consists of the twenty-five most active securities in The Netherlands. This has not resulted in a delisting of UPC shares, which are still freely tradeable. UPC believes this trading measure will not have an impact on its business operations, although UPC believes it will have a negative effect on its stock price and could adversely affect UPC's ability to raise equity in the future.

By letter dated February 15, 2002, Euronext confirmed that once a company has been referred to the penalty bench, it is Euronext's policy not to lift the measure until such time as the financial restructuring of a company has been completed. Additionally, shareholders' equity should meet the minimum level in order to be listed on the Euronext, and other Euronext requirements according to its rules must be satisfied. Euronext confirmed that the following items would have to be satisfied in order for the penalty bench measure to be lifted: (a) receipt of unconditional commitments for a financial restructuring resulting in UPC having adequate shareholders' equity in order to safeguard that UPC's shareholders' equity will not again turn negative in the foreseeable future, (b) the consequences for the holders of shares now traded on Euronext must be known and (c) the size of the free float must meet minimum requirements. In accordance with the Dutch Civil Code, UPC will address the issue of its negative equity at the next general shareholders' meeting.

UPC's ordinary shares A are traded in the form of American Depositary Receipts ("ADRs") on The Nasdaq National Market under the symbol "UPCOY". Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. The minimum bid applicable to UPC for continued listing under Standard Two of The Nasdaq National Market is $3.00. On February 14, 2002, UPC was informed by Nasdaq that UPC would be delisted on May 15, 2002, if its ADRs do not trade for 10 consecutive trading days above $3.00 during a 90-day cure period, beginning February 15, 2002. By response letter, UPC informed Nasdaq about its restructuring process and invited Nasdaq to engage in a dialogue on the matter. Should UPC's ADRs continue to trade below the minimum bid requirement throughout the cure period, UPC would be subject to having its ADRs no longer eligible for trading on The Nasdaq National Market. Such a development could have an adverse effect on UPC's stock price.

ULA.    ULA had $27.8 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 2001, held almost exclusively by VTR. VTR's working capital as of December 31, 2001 and projected operating cash flows were sufficient to fund VTR's operations for the next year, however they were not sufficient to service its indebtedness over the next year, raising substantial doubt about its ability to continue as a going concern. VTR's ability to continue as a going concern is dependent on a successful refinancing of its $176.0 million bank facility (the "VTR Bank Facility"), which is due April 29, 2002. Though VTR believes the refinancing will be successful, there can be no assurance that it will occur on terms that are satisfactory to VTR or UGC Holdings or at all. Any refinancing that occurs on terms that are less favorable than expected could adversely affect VTR's ability or the ability of UGC Holdings and subsidiaries to obtain new or alternative financing. If VTR fails to refinance this facility, its lenders would have certain enforceable rights, including the right to commence involuntary bankruptcy proceedings or any other action available to creditors. VTR would then need to obtain funding from external sources, restructure its operations or sell assets in order to repay the VTR Bank Facility and pay its other liabilities when due. VTR needs approximately $88.5 million from us for capital expenditures to meet its growth needs through 2002, although there can be no assurance that UGC Holdings will fund all or a portion of such amount. ULA's other systems in Latin America need approximately $8.0 million from us through 2002 to continue their development. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

UAP.    Prior to November 15, 2001, United Asia/Pacific Communications, Inc., a wholly-owned subsidiary of ours ("Asia/Pacific"), owned approximately 99.99% of UAP's outstanding common stock. On November 15, 2001, Asia/Pacific entered into a series of transactions, pursuant to which it transferred an approximate 49.99% interest in UAP to an independent third party for nominal consideration. As a result of these transactions, Asia/Pacific now holds 50.00% of UAP's outstanding common stock. For accounting purposes, these transactions resulted in the deconsolidation of UAP from November 15, 2001 forward and presenting the assets and liabilities of UAP in a manner consistent with the guidance set forth in Staff Accounting Bulletin No. 30 Accounting for Divestiture of a Subsidiary or Other Business Operation ("SAB 30") as of December 31, 2001. No gain was recognized upon the deconsolidation of UAP (for the amount of our negative investment in UAP at the transaction date). For the period from November 15, 2001 to December 31, 2001, we recorded equity in losses of $177.2 million related to our investment in UAP.

UAP has $492.9 million face amount 14.0% senior discount notes due May 15, 2006. On May 15, 2001, cash interest began to accrue and was payable semi-annually on each May 15 and November 15, commencing November 15, 2001. UAP failed to make the required interest payment due November 15, 2001, and failed to cure this event of default within the 30-day cure period. As a result, an event of default under the indentures governing the UAP Notes occurred on, and has continued since, December 15, 2001. As of December 31, 2001, UAP's working capital and projected operating cash flow were not sufficient to fund its expected expenditures and repay the UAP Notes over the next year, raising substantial doubt about its ability to continue as a going concern. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding, including the successful restructuring of the UAP Notes. Without a successful restructuring, the shareholders of UAP, including Asia/Pacific, may be forced to forfeit their respective interests in UAP.

Austar United, UAP's majority-owned operating subsidiary, had a bank facility in default with an outstanding balance of A$400.0 ($204.2) million as of December 31, 2001. As of December 31, 2001, Austar United's working capital and projected operating cash flow were not sufficient to fund its expected expenditures and pay its liabilities when due over the next year, raising substantial doubt about its ability to continue as a going concern. This bank facility was refinanced in March 2002. The new facility bears interest at the professional market rate in Australia plus a margin ranging from 2.0% to 3.0% based upon certain debt to cash flow ratios. The new facility is fully repayable pursuant to an amortization schedule beginning March 31, 2005 and ending December 31, 2006. Management of Austar United believes, using cost control and other measures, that Austar United will be able to generate enough operating cash flow, access other funding sources or take such other actions as may be necessary to fund its expected expenditures and pay its liabilities when due over the next year.

Statements of Cash Flows

We had cash and cash equivalents of $920.1 million as of December 31, 2001, a decrease of $956.7 million from $1,876.8 million as of December 31, 2000. Cash and cash equivalents as of December 31, 2000 represented a decrease of $49.1 million from $1,925.9 million as of December 31, 1999.

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities	$(671,143)	$(471,690)	$(88,796)
Cash flows from investing activities	(881,367)	(3,891,399)	(4,381,652)
Cash flows from financing activities	645,434	4,416,908	6,308,415
Effect of exchange rates on cash	(49,612)	(102,906)	52,340

Net (decrease) increase in cash and cash equivalents	(956,688)	(49,087)	1,890,307
Cash and cash equivalents at beginning of period	1,876,828	1,925,915	35,608

Cash and cash equivalents at end of period	$920,140	$1,876,828	$1,925,915

Year Ended December 31, 2001.    Principal sources of cash during the year ended December 31, 2001 included proceeds from UPC's Exchangeable Loan of $856.8 million, $812.1 million of borrowings on the UPC Bank Facility, a $222.4 million payment by Liberty on their note to UGC Holdings, $215.4 million of net proceeds from the sale of short-term liquid investments, $118.8 million of net proceeds from the merger of UPC's DTH business with Canal+, $20.7 million from the issuance of common stock, $3.3 million from the exercise of stock options and $7.8 million from other investing and financing activities.

Principal uses of cash during the year ended December 31, 2001 included $1,028.3 million for the repayment of debt, $996.4 million of capital expenditures, $268.7 million in loans to Liberty, $75.0 million of cash put on deposit, $60.7 million for investments in affiliates, $49.6 million negative exchange rate effect on cash, $40.0 million for new acquisitions, $17.8 million for deferred financing costs, $671.1 million for operating activities and $6.4 million for other investing and financing activities.

Year Ended December 31, 2000.    Principal sources of cash during the year ended December 31, 2000 included $4,328.3 million of borrowings on various subsidiary facilities, $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $990.0 million in proceeds from UPC's issuance of convertible preference shares. The borrowings under subsidiary facilities includes $2,206.7 million under UPC's bank facilities, $1,151.2 million from UPC's bridge loans, $259.2 million from the UPC senior credit facility, $213.1 million from the new A2000 facility, $209.4 million under the UPC corporate facility and $136.3 million under the new France facility. Additional sources of cash included $194.9 million of net proceeds from short-term liquid investments, $102.4 million from Austar United's second public offering of common equity securities, $13.3 million from the exercise of stock options and $57.2 million from payments on notes receivable, affiliate dividends and other investing sources.

Principal uses of cash during the year ended December 31, 2000 included $2,468.9 million for repayments of debt, $1,846.6 million of capital expenditures for system upgrade and new-build activities, $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $207.4 million for EWT/TSS in Germany, $490.3 million for other acquisitions and $348.1 million for investments in affiliates, including $160.6 million for additional investments in SBS and $122.1 million for shares in PrimaCom. Additional uses of cash include $256.2 million in loans to affiliates, $149.3 million for deferred financing costs, $102.9 million negative exchange rate effect on cash and $471.7 million for operating activities.

Year Ended December 31, 1999.    Principal sources of cash during the year ended December 31, 1999 included $2,540.8 million in proceeds from the issuance of senior notes and senior discount notes by UPC, $1,409.1 million in proceeds from UPC's initial public offering and a related exercise of an option to acquire shares in UPC, $922.4 million in net proceeds from UPC's second public offering of equity securities, $571.4 million in net proceeds from the issuance of our Class A common stock in a public offering, $381.6 million in net proceeds from the issuance of our Series C convertible preferred stock, $375.3 million of borrowings on UPC's senior credit facility, $292.8 million in net proceeds from the Austar United initial public offering, $257.2 million of borrowings on the Telekabel Group facility, $259.9 million in net proceeds from the issuance of our Series D convertible preferred stock, $229.9 million of borrowings on Austar United's bank facility and Saturn's bank facility, $208.9 million in proceeds from the private issuance of our debt securities due 2009, $61.0 million of borrowings on VTR's bank facility, $141.2 million of other borrowings, $50.0 million from the exercise of stock options and warrants, $18.0 million of proceeds from the sale of UPC's Hungarian programming assets, $52.3 million positive exchange rate effect on cash and $3.1 million from other investing and financing sources.

Principal uses of cash during the year ended December 31, 1999 included $848.2 million of net cash invested in short-term liquid investments, $821.7 million of capital expenditures for system upgrade and new-build activities, $744.5 million for the acquisition of UPC Polska, $521.7 million for the repayment of UPC's existing senior revolving credit facility, $306.1 million for the repayment of an existing facility at UPC Nederland, $293.2 million for an acquisition in Sweden, $252.7 million for the acquisition of the additional 66.0% interest in VTR, $590.2 million for acquisitions in The Netherlands, $150.0 million for an acquisition in the Czech Republic, $291.2 million for other acquisitions, $373.5 million of investments in affiliates, including UPC's acquisition of an interest in PrimaCom for $227.9 million and SBS for $100.2 million, $129.1 million for the repayment of Austar United's existing bank facility, $320.1 million for the repayment of other loans, $100.7 million for deferred financing costs, $18.0 million for payment of a note, and $123.7 million for operating activities and other investing and financing uses.

Selected Quarterly Financial Data

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2001. The Company believes that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

The amounts of net loss as shown below for the first, second and third quarters of 2001 have been restated to (i) give effect to the value of a set-off provision included in certain of UPC's derivative instruments and (ii) give effect to the accrual of dividends on UPC's convertible preference shares held by persons other than UGC Holdings. These items increased the previously reported net loss for the first, second and third quarters of 2001 by approximately $59.8 million, $64.8 million and $152.3 million, respectively.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands)
Revenue	$394,745	$399,250	$391,865	$376,034

Operating loss	$(345,426)	$(592,841)	$(355,408)	$(1,578,024)

Net loss	$(663,259)	$(811,453)	$(901,020)	$(2,118,366)

Basic and diluted net loss per common share	$(6.94)	$(8.38)	$(9.19)	$(20.64)

Basic and diluted weighted average number of common shares outstanding	97,439,092	98,328,251	99,485,929	103,250,060

	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(In thousands)
Revenue	$281,856	$303,537	$316,305	$349,336

Operating loss	$(296,584)	$(198,709)	$(306,970)	$(338,540)

Net loss	$(244,938)	$(285,966)	$(353,937)	$(336,049)

Basic and diluted net loss per common share	$(2.70)	$(3.12)	$(3.81)	$(3.61)

Basic and diluted weighted average number of common shares outstanding	95,529,552	95,939,285	96,348,642	96,633,957

New Accounting Principles

In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", that is, feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, Accounting Principles Board Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill. We are currently evaluating the potential impact, if any, the adoption of SFAS 141 will have on our financial position and results of operations, as well as the impact on future business combinations that are currently being negotiated or contemplated.

In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under SFAS 121. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB 18. All recognized intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. While we have not determined what the impact of the application of SFAS 142 will be on our financial position and results of operations, it is possible a substantial cumulative effect adjustment may be required. As of December 31, 2001, net goodwill of approximately $2.8 billion is included in our consolidated balance sheet.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operations.

Matters Pertaining to Arthur Andersen

Our independent public accountants, Arthur Andersen, LLP ("Arthur Andersen") informed us that on March 14, 2002, it was indicted by the United States Department of Justice on federal obstruction of justice charges arising from its investigation of Enron Corporation. Arthur Andersen has indicated that it intends to vigorously contest the indictment. Our Audit Committee has been carefully monitoring this situation. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, so long as Arthur Andersen is able to make certain representations to its clients. Our access to the capital markets and our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us. In such a case, we would promptly seek to engage new independent public accountants or take such other actions as may be necessary to enable us to maintain access to the capital markets and continue to file reports with the SEC on a timely basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. We also place our short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. We also limit the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We do not expect, however, any material loss with respect to our investment portfolio.

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of stockholders' (deficit) equity until such time as the stock is sold, at which time the realized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at December 31, 2001 included the following:

	Number of Shares	Fair Value December 31, 2001
		(In thousands)
PrimaCom	4,948,039	$12,029

SBS	6,000,000	$108,600

We are also exposed to equity price fluctuations related to UPC's debt that is convertible into UPC ordinary shares, such as the Discount Investment Corporation Loan and the Exchangeable Loan.

Impact of Foreign Currency Rate Changes

The functional currency of our major systems UPC, Austar United and VTR is the euro, Australian dollar and Chilean peso, respectively. We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. Our exposure to foreign exchange rate fluctuations also arises from items such as notes payable, the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate			Average Rate
	Euro	Australian Dollar	Chilean Peso	Euro	Australian Dollar	Chilean Peso
December 31, 2001	1.1189	1.9591	661.1500	1.1200	1.9432	635.0556
December 31, 2000	1.0770	1.7897	573.7500	1.0858	1.7361	539.6638
December 31, 1999	0.9938	1.5244	529.7500	0.9528	1.5475	507.8951
% Devaluation:
2000 to 2001	3.9%	9.5%	15.2%	3.1%	11.9%	17.7%
1999 to 2000	8.4%	17.4%	8.3%	14.0%	12.2%	6.3%

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC:
Revenue	$1,233,188	$918,634	$473,422

Adjusted EBITDA	$(144,452)	$(334,498)	$(125,763)

Revenue based on prior year exchange rates	$1,272,030	$1,046,865	$499,531

Adjusted EBITDA based on prior year exchange rates	$(149,002)	$(381,190)	$(132,699)

Revenue impact	$(38,842)	$(128,231)	$(26,109)

Adjusted EBITDA impact	$4,550	$46,692	$6,936

VTR(1):
Revenue	$166,590	$148,167	$127,560

Adjusted EBITDA	$26,860	$12,582	$20,336

Revenue based on prior year exchange rates	$196,037	$157,435	$140,922

Adjusted EBITDA based on prior year exchange rates	$31,608	$13,369	$22,466

Revenue impact	$(29,447)	$(9,268)	$(13,362)

Adjusted EBITDA impact	$(4,748)	$(787)	$(2,130)

Austar United(2):
Revenue	$176,971	$177,313	$151,722

Adjusted EBITDA	$(50,337)	$(45,304)	$(16,511)

Revenue based on prior year exchange rates	$198,082	$198,923	$147,130

Adjusted EBITDA based on prior year exchange rates	$(56,342)	$(50,825)	$(16,011)

Revenue impact	$(21,111)	$(21,610)	$4,592

Adjusted EBITDA impact	$6,005	$5,521	$(500)

(1)
Represents 100% of the operating results of VTR for all three years. We began consolidating the results of operations of VTR effective May 1, 1999.
(2)
Represents 100% of the operating results of Austar United for all three years. As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Foreign currency translation adjustments	$11,157	$(47,625)	$(127,154)

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	December 31,
	2001	2000
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC 12.5% Senior Discount Notes due 2009 (1)	$537,221	$475,854
UPC 13.375% Senior Discount Notes due 2009 (1)	331,222	290,974
UPC 13.75% Senior Discount Notes due 2010 (1)	663,950	581,253
UPC 11.25% Senior Discount Notes due 2010 (1)	596,406	595,742
UPC Polska Senior Discount Notes (1)	343,323	300,163
Exchangeable Loan (1)	887,315	–
VTR Bank Facility (2)	176,000	176,000
Intercompany loan to VTR (2)	347,971	218,991

	$3,883,408	$2,638,977

(1)
Functional currency is Euros.
(2)
Functional currency is Chilean Pesos.

We use cross currency swaps, currency deposits and forward contracts to hedge in part our foreign currency exposure. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets.

Derivative Instruments

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating-rate debt facilities. Occasionally we will also execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. The following table details the fair value of these derivative instruments outstanding by the related borrowing (in thousands):

Borrowing	Type of Instrument	December 31, 2001
UPC July 1999 Senior Notes	Cross currency/interest rate swap	$90,893
UPC October 1999 Senior Notes	Cross currency/interest rate swap	49,602
UPC January 2000 Senior Notes	Cross currency/interest rate swap	32,800
UPC Distribution Bank Facility	Cross currency/interest rate swap	(41,975)

Total derivative assets, net		$131,320

Concurrent with the closing of the UPC senior notes offering in July 1999 (the "UPC July 1999 Senior Notes"), UPC entered into a cross-currency swap, swapping the $800.0 million, 10.875% fixed-rate senior notes into fixed and variable-rate euro notes with a notional amount totaling €754.7 million. Of the euro notes, 50.0% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15% (as of December 31, 2001 three months EURIBOR was 3.29%). The remaining 50.0% have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium UPC would pay to the $800.0 million senior note holders if the notes are called on or after August 1, 2004.

Concurrent with the closing of the UPC senior notes offering in October 1999 (the "UPC October 1999 Senior Notes"), UPC entered into a cross-currency swap, swapping the $252.0 million, 11.25% fixed-rate senior notes into fixed-rate and variable-rate euro notes with a notional amount totaling €240.2 million and swapping the $200.0 million 10.875% fixed-rate senior notes into fixed-rate and variable-rate euro notes with a notional amount of €190.6 million. One half of the total euro notes (€215.4 million) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.80%. The remaining €215.4 million have a variable interest rate of EURIBOR + 4.80% through November 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium UPC would pay to the $252.0 million and $200.0 million senior note holders if the notes were called on or after November 1, 2004.

In January 2000, UPC completed a private placement bond offering consisting of $600.0 million and €200.0 million of ten-year UPC 11.25% dollar and euro Senior Notes due 2010, $300.0 million of ten-year UPC 11.5% dollar Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year UPC 13.75% dollar Senior Discount Notes due 2010 (collectively the "UPC January 2000 Senior Notes"). The UPC 13.75% Senior Discount Notes due 2010 were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until August 2005. UPC has entered into cross-currency swaps, swapping a total of $300.0 million of the UPC 11.25% dollar Senior Notes due 2010 into 10.0% fixed euro notes with a notional amount of €297.0 million until August 2008.

Concurrent with the closing of the UPC Distribution Bank Facility in October 2000, UPC entered into cross currency and interest rate swaps, pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. UPC entered into an interest rate swap of €1,725.0 million to fix the EURIBOR portion of the interest calculation to 4.55% for the period ending April 15, 2003.

Of the above derivative instruments, only the €1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' (deficit) equity. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the consolidated statement of operations. The fair values as calculated by an independent third party consider all rights and obligations of the respective instruments, including the set-off provisions described below. For the year ended December 31, 2001, we recorded a loss of $105.8 million in connection with the mark-to-market valuations. The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Certain derivative instruments outlined above include set-off provisions that provide for early termination upon the occurrence of certain events, including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC is the defaulting party and the counter party to the swap holds bonds of UPC, these bonds may be used to settle the obligation of the counter party to UPC. In such an event of settlement, UPC would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds that must be delivered is based on the principal (i.e. face) amount of the bonds held, and not the fair value, which may be substantially less.

Effective January 31, 2002, UPC amended certain swap agreements with respect to the UPC July 1999 Senior Notes, the UPC October 1999 Senior Notes and the UPC January 2000 Senior Notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described elsewhere herein. The amendment provides that the bank's obligations to UPC under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to UPC, the bank is entitled to offset, and will deliver to UPC, approximately €400.0 ($357.5) million, subject to adjustment in certain circumstances, in aggregate principle amount of UPC's senior notes and senior discount notes held by such bank. Upon offset against, and delivery to UPC of the senior notes and senior discount notes, UPC's indebtedness will be reduced by approximately €400.0 million and UPC will recognize an extraordinary gain based on the difference in the fair value of the associated swaps and the accreted value of such bonds delivered in settlement.

In connection with the anticipated closing of the Liberty transaction and the previously anticipated rights offering of UPC, UGC Holdings entered into forward contracts with Toronto Dominion Securities to purchase €1.0 billion at a fixed conversion rate of 1.0797. These forward contracts were fully settled in the fourth quarter of 2001, resulting in a realized loss of $42.9 million.

Inflation and Foreign Investment Risk

Certain of our operating companies operate in countries where the rate of inflation is extremely high relative to that in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material.

Our foreign operating companies are all directly affected by their respective countries' government, economic, fiscal and monetary policies and other political factors. We believe that our operating companies' financial conditions and results of operations have not been materially adversely affected by these factors.

Interest Rate Sensitivity

The table below provides information about our primary debt obligations and commitments. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on the classification of indebtedness in our consolidated financial statements for the year ended December 31, 2001. Contractual maturities may differ from the information shown in the table below.

	December 31, 2001		Expected payment as of December 31,
	Book Value	Fair Value	2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 Notes (dollar)	$1,222,533	$288,750	$–	$–	$–	$–	$–	$1,222,533	$1,222,533
Average interest rate	10.75%	45.70%
Variable rate UPC Senior Notes due 2009 (dollar)	$800,032	$128,005	800,032	–	–	–	–	–	800,032
Average interest rate	10.875%	67.57%
Fixed rate UPC Senior Notes due 2009 (euro)	$268,120	$44,240	268,120	–	–	–	–	–	268,120
Average interest rate	10.875%	80.00%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$537,221	$62,477	537,221	–	–	–	–	–	537,221
Average interest rate	12.50%	56.32%
Variable rate UPC Senior Notes due 2007 (dollar)	$200,008	$31,501	200,008	–	–	–	–	–	200,008
Average interest rate	10.875%	72.90%
Fixed rate UPC Senior Notes due 2009 (euro)	$89,745	$14,808	89,745	–	–	–	–	–	89,745
Average interest rate	11.25%	81.49%
Variable rate UPC Senior Notes due 2009 (dollar)	$250,553	$38,835	250,553	–	–	–	–	–	250,553
Average interest rate	11.25%	68.75%
Fixed rate UPC Senior Notes due 2007 (euro)	$89,373	$14,747	89,373	–	–	–	–	–	89,373
Average interest rate	10.875%	84.94%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$331,222	$47,802	331,222	–	–	–	–	–	331,222
Average interest rate	13.375%	54.57%
Fixed rate UPC Senior Discount Notes due 2009 (euro)	$118,344	$15,363	118,344	–	–	–	–	–	118,344
Average interest rate	13.375%	57.66%
Fixed rate UPC Senior Notes due 2010 (dollar)	$596,406	$90,952	596,406	–	–	–	–	–	596,406
Average interest rate	11.25%	87.52%
Fixed rate UPC Senior Notes due 2010 (euro)	$177,669	$29,315	177,669	–	–	–	–	–	177,669
Average interest rate	11.25%	81.61%
Fixed rate UPC Senior Notes due 2010 (dollar)	$298,220	$47,716	298,220	–	–	–	–	–	298,220
Average interest rate	11.50%	89.27%
Fixed rate UPC Senior Discount Notes due 2010 (dollar)	$663,950	$100,004	663,950	–	–	–	–	–	663,950
Average interest rate	13.75%	52.38%

	December 31, 2001		Expected payment as of December 31,
	Book Value	Fair Value	2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UPC DIC Loan (dollar)	$48,049	$48,049	48,049	–	–	–	–	–	48,049
Average interest rate	10.00%	10.00%
Fixed rate UPC Polska Senior Discount Notes	$343,323	$91,863	–	16,750	–	–	–	326,573	343,323
Average interest rate	14.5%	50.79%
Exchangeable Loan	$887,315	$887,315	887,315	–	–	–	–	–	887,315
Average interest rate	6.00%	6.00%
Variable rate UPC Distribution Bank Facility	$2,827,629	$2,827,629	2,827,629	–	–	–	–	–	2,827,629
Average interest rate	7.48%	7.48%
Variable rate VTR Bank Facility	$176,000	$176,000	176,000	–	–	–	–	–	176,000
Average interest rate	9.25%	9.25%
Other debt	$107,675	$107,675	29,638	31,186	6,067	5,572	4,431	30,781	107,675
Average interest rate	Various	Various

Total debt	$10,033,387	$5,093,046	8,389,494	47,936	6,067	5,572	4,431	1,579,887	10,033,387

Capital lease obligations			6,454	4,871	4,561	4,376	4,379	49,424	74,065
Operating leases			76,689	61,322	48,953	38,737	37,596	152,557	415,854
Other commitments			11,000	27,000	–	–	–	–	38,000

	Total commitments		94,143	93,193	53,514	43,113	41,975	201,981	527,919

	Total debt and commitments		$8,483,637	$141,129	$59,581	$48,685	$46,406	$1,781,868	$10,561,306

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages, along with their respective position with United as of March 1, 2002 are set forth below. All officers are appointed for an indefinite term serving at the pleasure of our Board of Directors or "Board".

Name	Age	Position
Gene W. Schneider	75	Chairman of the Board and Chief Executive Officer
Michael T. Fries	39	Director, Office of the Chairman, President and Chief Operating Officer
Mark L. Schneider	46	Director and Office of the Chairman
Ellen P. Spangler	53	Senior Vice President and Secretary
Frederick G. Westerman III	36	Chief Financial Officer
Robert R. Bennett	43	Director
Albert M. Carollo	88	Director
John P. Cole, Jr.	72	Director
Gary S. Howard	51	Director
John C. Malone	61	Director
John F. Riordan	59	Director
Curtis W. Rochelle	86	Director
Tina M. Wildes	41	Director

We currently have eleven directors, with one vacancy. Holders of the Class A common stock and Class B common stock, voting as a single class, elect eight of our directors and holders of the Class C common stock, voting as a separate class, elect the remaining four directors. Our Restated Certificate of Incorporation provides for a classified Board of Directors of three classes, which may have the effect of deterring hostile takeovers or delaying changes in control or management of United. Each class has at least one director elected by the holders of the Class C common stock. Holders of the Class C common stock have currently only appointed three out of the four members they may elect to our Board. Through their ownership of Class C common stock, Liberty and its affiliates control the appointment of our Class C directors. At such time as all the shares of Class C common stock have been converted to Class A common stock or Class B common stock, all 12 directors will be elected by the holders of our Class A and Class B common stock voting as a single class.

The Class I directors, whose terms expire at our 2003 annual stockholders' meeting, include Messrs. Howard and Riordan and Ms. Wildes. The Class II directors, whose terms expire at our 2004 annual stockholders' meeting, include Messrs. Bennett, Carollo, Rochelle and M. Schneider. The Class III

directors, whose terms expire at our 2005 annual stockholders' meeting, include Messrs. Cole, Fries, Malone and G. Schneider. Each director serves for a term ending on the date of the third annual stockholders' meeting after his or her election or until his or her successor shall have been duly elected and qualified. The current Class C directors are Messrs. Bennett, Howard and Malone.

Gene W. Schneider became Chairman and Chief Executive Officer of United at its inception in February 2001. Mr. Schneider has served as Chairman of UGC Holdings since May 1989 and has served as Chief Executive Officer of that company since 1995. He also serves as an officer and/or director of various direct and indirect subsidiaries of United, including a director of ULA since 1998 and an advisor to the Supervisory Board of UPC since 1999. In addition, from 1995 until 1999, Mr. Schneider served as a member of the UPC Supervisory Board. Mr. Schneider has been with United and UGC Holdings since their inception in 2001 and 1989, respectively. Mr. Schneider is also the Chairman of the Board for Advance Display Technologies, Inc. and a director of Austar United.

Michael T. Fries became President and a director of United in February 2001, and Chief Operating Officer of United in September 2001. Mr. Fries has also served as a director of UGC Holdings since November 1999 and as President and Chief Operating Officer of that company since September 1998. In March 2002, Mr. Fries became a member of the Office of the Chairman for United and for UGC Holdings. In addition, he serves as an officer and/or director of various direct and indirect subsidiaries of United, including as a member of the UPC Supervisory Board since September 1998 and as Chairman thereof since February 1999; a member of the Priority Telecom Supervisory Board since November 2000; and President of ULA since 1998 and a director thereof since 1999. Through these positions, Mr. Fries is responsible for overseeing the day-to-day operations of United on a global basis and for the development of United's business opportunities worldwide. Mr. Fries has been with United since its inception and with UGC Holdings since 1990. Mr. Fries is also the Executive Chairman of Austar United.

Mark L. Schneider became a director of United on January 30, 2002. Mr. Schneider has served as a director of UGC Holdings since April 1993. In March 2002, Mr. Schneider became a member of the Office of the Chairman for United and for UGC Holdings. He served as the Chairman of UPC's Board of Management from April 1997 until September 2001. Mr. Schneider also has served as a member of the Supervisory Board of Priority Telecom since July 2000. From April 1997 to September 1998, he served as President of UPC and from September 1998 until September 2001, he served as Chief Executive Officer of UPC. From December 1996 until December 1999, he served as an Executive Vice President of UGC Holdings. Mr. Schneider is a director of Advance Display Technologies, Inc. and of SBS Broadcasting S.A.

Ellen P. Spangler became Senior Vice President of Business and Legal Affairs and Secretary of United in September 2001. She has also served as Senior Vice President of Business and Legal Affairs and Secretary of UGC Holdings since December 1996 and as a member of the Supervisory Board of UPC since February 1999. In addition, she serves as an officer and/or director of various direct and indirect subsidiaries of United. Ms. Spangler is responsible for the legal operations of United and UGC Holdings. Ms. Spangler has been with UGC Holdings since 1991 and with United since 2001.

Frederick G. Westerman III became Chief Financial Officer of United in September 2001. He has served as Chief Financial Officer of UGC Holdings since June 1999. His responsibilities include oversight and planning of United's and UGC Holdings' financial and treasury operations. He also serves as an officer and/or director of various direct and indirect subsidiaries of United. From December 1997 to June 1999, Mr. Westerman served as Treasurer for EchoStar Communications Corporation where he was responsible for oversight of the company's treasury operations as well as investor relations and corporate budgeting. From June 1993 to September 1997, Mr. Westerman served as Vice President of Equity Research for UBS Securities LLC (a subsidiary of Union Bank of Switzerland) where he was responsible for research coverage of cable television, satellite communications and media and entertainment industries.

Robert R. Bennett became a director of United on January 30, 2002. He serves as an officer and/or director of various direct and indirect subsidiaries of Liberty, and he has served as the President and Chief

Executive Officer of Liberty since April 1997 and as a director of Liberty since September 1994. Prior to being named President in 1997, Mr. Bennett served in numerous executive capacities at Liberty since its inception in 1990, including as principal financial officer. Mr. Bennett also served as Executive Vice President of Telecommunications, Inc. or "TCI" from April 1997 to March 1999. Mr. Bennett's directorships include: Liberty, USA Networks, Inc., Telewest Communications plc, Liberty Livewire Corporation, Liberty Satellite and Technology, Inc. or "LSAT", and Liberty Digital, Inc.

Albert M. Carollo became a director of United on January 30, 2002 and has served as a director of UGC Holdings since April 1993. Mr. Carollo is the Chairman of Sweetwater Television Co., a cable television company. He also served as President of Sweetwater Television Co. until 1997.

John P. Cole, Jr. became a director of United on January 30, 2002. Mr. Cole also serves as a director of UGC Holdings since March 1998 and as a member of the UPC Supervisory Board since February 1999. Mr. Cole is a founder of the law firm of Cole, Raywid and Braverman, which specializes in all aspects of telecommunications and media law. Over the years Mr. Cole has been counsel in many landmark proceedings before the U.S. Federal Communications Commission and U.S. Courts, reflecting the development of the cable television industry.

Gary S. Howard became a director of United on January 30, 2002. Mr. Howard has served as Executive Vice President, Chief Operating Officer and a director of Liberty since July 1998. He also serves as an officer and/or director of various direct and indirect subsidiaries of Liberty. From June 1997 to March 1999, Mr. Howard served as Chairman of the Board and Chief Executive Officer of TV Guide, Inc., and, during the past five years, he served, at different times, as Chief Executive Officer and President of LSAT. From December 1997 until March 1999, Mr. Howard served as Executive Vice President of TCI and as President and Chief Executive Officer of TCI Ventures Group, a technology business development unit of TCI. Mr. Howard is a director of Liberty, LSAT, Liberty Livewire Corporation, Liberty Digital, Inc. and On Command Corporation.

John C. Malone became a director of United on January 30, 2002, and has served as a director of UGC Holdings since November 1999. He has served as Chairman of the Board and a director of Liberty since 1990. From December 1996 to August 2000, Mr. Malone served as Chairman of the Board and a director of LSAT. Mr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999, as Chief Executive Officer of TCI from January 1994 to March 1999, and as President of TCI from January 1994 to March 1997. Mr. Malone is also a director of The Bank of New York, USA Networks, Inc. and Cendant Corporation.

John F. Riordan became a director of United on January 30, 2002. Mr. Riordan served as a director of UGC Holdings from 1998 until January 30, 2002, and has served on UPC's Board of Management since September 1998, as President of UPC since June 1999 and as Chief Executive Officer since September 2001. Mr. Riordan is also a director and officer of various subsidiaries of UPC, including a member of the Supervisory Board of Priority Telecom since November 2000 and as Chairman since August 2001. From March 1998 to June 1999, Mr. Riordan served as Executive Vice President of UPC and from September 1998 to March 1999, he also served as President of Advanced Communications for UPC. Prior to joining UPC, Mr. Riordan served as Chief Executive Officer of Princess Holdings Ltd., a multi-channel television operating company in Ireland, since 1992. Mr. Riordan is a director of Austar United.

Curtis W. Rochelle became a director of United on January 30, 2002 and has served as a director of UGC Holdings since April 1993. Mr. Rochelle is the owner of Rochelle Livestock and is a private investor.

Tina M. Wildes became a director of United on January 30, 2002 and has served as a director of UGC Holdings since November 1999. Except for one year during which Ms. Wildes served as a consultant to UGC Holdings, she has also served as Senior Vice President of Business Administration of that company since May 1998. In March 2002, Ms. Wildes became the Senior Vice President of Business Administration for United. In addition, Ms. Wildes has served as a member of the Supervisory Board of UPC since

February 1999. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for UGC Holdings, providing oversight of that company's programming operations for various European subsidiaries. Ms. Wildes has been with UGC Holdings since inception in 1989 and with United since 2001.

Gene W. Schneider is the father of Mark L. Schneider and Tina M. Wildes, who are brother and sister. No other family relationships exist between any other named executive officer or director of United.

During the past five years, neither the above executive officers nor any director of United has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2001, we did not have any registered securities. Therefore, no Section 16(a) reports were required to be filed by our executive officers, directors and greater than ten percent beneficial owners.

Committees

Our Board has an Audit Committee and a Compensation Committee. We do not have a standing nomination committee of the Board.

Audit Committee

The Audit Committee operates under a Charter adopted by our Board. The members of the Audit Committee are Messrs. Carollo, Cole and Rochelle, all of whom are independent as required by the Audit Committee Charter and the listing standards of the National Association of Securities Dealers. The Board established the Audit Committee on January 30, 2002. The Audit Committee is charged with reviewing and monitoring our financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by our independent auditors and to make such recommendations to the Board as may seem appropriate to the Audit Committee to assure that our interests are adequately protected and to review all related party transactions and potential conflict-of-interest situations. In addition, the Audit Committee, among other things, will review the independence of external auditors, monitor compliance with our internal controls and the effectiveness of such controls and review and assess conflicts of interest in related party transactions.

Compensation Committee

The members of the Compensation Committee or "Committee" are Messrs. Bennett, Carollo, Cole, Howard, Malone and Rochelle. The Board established the Committee on January 30, 2002. The Committee administers our employee stock option plans, and in this capacity approves all option grants to our executive officers and management under United's 1993 Stock Option Plan (the "Employee Plan"). It also makes recommendations to the Board with respect to the compensation of our Chairman of the Board and our Chief Executive Officer and approves the compensation paid to other senior executives.

ITEM 11. EXECUTIVE COMPENSATION

Since inception, United has paid no separate compensation to its officers. All of the officers of United are employed by UGC Holdings or its significant subsidiaries. The following table sets forth the aggregate annual compensation for United's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered during the years ended December 31, 2001, December 31, 2000, and December 31, 1999, or "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999", respectively. The information in this section reflects compensation received by the named executive officers for all services performed for United and its subsidiaries.

Summary Compensation Table

		Annual Compensation								Long-Term Compensation
Name and Principal Position	Year	Salary($)			Bonus($)		Other Annual Compensation(1)			Securities Underlying Options(#)(2)		All Other Compensation($)
Gene W. Schneider Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ $ $	603,639 558,413 498,548		$ $ $	– – –	$ $ $	31,504 – –	(3)	250,000 100,000 2,568,839	(4) (7) (8)	$ $ $	1,893,943 6,371 6,155	(5)(6) (5) (5)
Michael T. Fries Office of the Chairman (from 3/02), President and Chief Operating Officer	2001 2000 1999	$ $ $	514,406 448,173 332,365		$ $ $	– – –	$ $ $	12,576 2,714 4,497	(3) (3) (3)	500,000 200,000 6,204,285	(4) (7) (10)	$ $ $	699,859 6,371 6,155	(5)(9) (5) (5)
Mark L. Schneider Office of the Chairman (from 3/02); Executive Vice President (until 12/99); Chief Executive Officer, UPC (until 9/01)	2001 2000 1999	$ $ $	553,654 516,585 415,421		$ $ $	– – –	$ $ $	98,665 136,777 113,815	(11) (13) (15)	2,500,000 300,000 258,419	(12) (14) (16)	$ $ $	6,171 6,356 6,140	(5) (5) (5)
Ellen P. Spangler Senior Vice President and Secretary	2001 2000 1999	$ $ $	288,697 263,173 223,050		$ $ $	– – –	$ $ $	– – –		– 260,000 558,531	(17) (19)	$ $ $	6,156 55,976 6,140	(5) (5)(18) (5)
Frederick G. Westerman III Chief Financial Officer	2001 2000 1999	$ $ $	258,957 200,000 98,462	(23)	$ $ $	– – –	$ $ $	– – –		– 235,000 582,109	(22) (24)	$ $ $	233,324 6,071 2,963	(20)(21) (20) (20)

(1)
With respect to U.S. employees on foreign assignment, United tax equalizes them for taxes due at the foreign location and in the U.S. When such tax equalization results in a net payment by United for the employee in a particular year, it will be included in "Other Annual Compensation" and the benefit will be so noted in a footnote for such employee.
(2)
The number of shares underlying options have been adjusted for (i) the relinquishment of options under Asia/Pacific's phantom stock option plan in exchange for options under the Austar United Executive Share Option Plan or "Austar United Plan" in July 1999, and (ii) UPC's 3-for-1 stock split on March 20, 2000.
(3)
Represents the value of the personal use of UGC Holdings' airplane based on the Standard Industry Fare Level method for valuing flights for personal use.
(4)
Pursuant to the Austar United Plan, Mr. Schneider and Mr. Fries were each granted options to acquire ordinary shares of Austar United on May 12, 2001.
(5)
Amount includes matching employer contributions made by United under the 401(k) Plan of $5,100, $5,100 and $4,800 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively, and term life insurance premiums paid by United for such officer's benefit.
(6)
Includes $1,887,772, which consists of the amount of premium UGC Holdings paid in Fiscal 2001 pursuant to a split dollar life insurance policy for Mr. Schneider and his spouse. UGC Holdings will pay the premiums annually until the first to occur of:
(a)
the elapse of the roll-out period (approximately 15 years from the date of the policy);
(b)
death of both insureds;
(c)
the owner of the policy fails to contribute to UGC Holdings an amount equal to the annual economic benefit of the policy; or

  (d)
  the policy is otherwise terminated in accordance with its terms.

  The policy is owned by a trust, the trustees of which are the children of Mr. Schneider. The owner has granted an assignment of the policy benefits in favor of UGC Holdings in the amount of the premiums paid by UGC Holdings. At the end of such 15-year period, the entire policy vests to the sole benefit of the owner, UGC Holdings will remove or cancel the assignment in its favor against the policy, and the owner will pay UGC Holdings an amount equal to the premiums paid.

(7)
Pursuant to the ULA Stock Option Plan (the "ULA Plan"), Mr. Schneider and Mr. Fries were each granted phantom options based on shares of ULA Class A Common Stock on December 6, 2000.
(8)
Pursuant to the Employee Plan, Mr. Schneider was granted options to acquire 290,523 shares of Class A Common Stock on December 17, 1999. Pursuant to the Austar United Plan, Mr. Schneider was granted options to acquire 2,153,316 ordinary shares of Austar United on July 20, 1999. Pursuant to the chello broadband Phantom Stock Option Plan (the "chello broadband Phantom Plan"), Mr. Schneider was granted phantom options based on 125,000 ordinary shares A of chello broadband on June 11, 1999.
(9)
Amount includes $693,688 received upon exercise of phantom stock options pursuant to the ULA Plan.
(10)
Pursuant to the Employee Plan, Mr. Fries was granted options to acquire 100,000 shares of Class A common stock on December 17, 1999. Pursuant to the Austar United Plan, Mr. Fries was granted options to acquire 6,029,285 ordinary shares of Austar United on July 20, 1999. Pursuant to the chello broadband Phantom Plan, Mr. Fries was granted phantom options based on 75,000 ordinary shares A of chello broadband on June 11, 1999.
(11)
Amount includes $9,341 representing the value of the personal use of UPC's airplane based on the Standard Industry Fare Level method for valuing flights for personal use, and $89,324 consisting of a housing allowance related to Mr. Schneider's foreign assignment.
(12)
Pursuant to UPC's Stock Option Plan, as amended (the "UPC Plan"), Mr. Schneider was granted options to acquire UPC ordinary shares A on January 30, 2001.
(13)
Includes $21,270, representing the value of the personal use of UPC's airplane based on the Standard Industry Fare Level method for valuing flights for personal use. Also includes payments related to foreign assignment consisting of a housing allowance of $114,507 and tax preparation fees.
(14)
Pursuant to the Employee Plan, Mr. Schneider was granted options for shares of Class A common stock on December 6, 2000.
(15)
Includes $4,430, which represents the value of Mr. Schneider's personal use of UPC's airplane, and includes $109,385, which represents payments for living expenses, including rent, related to his foreign assignment.
(16)
Pursuant to the Employee Plan, Mr. Schneider was granted options to acquire 8,419 shares of Class A common stock on December 17, 1999, and pursuant to the chello broadband Foundation Stock Option Plan (the "chello broadband Plan"), Mr. Schneider was granted options to acquire 250,000 ordinary shares B of chello broadband on March 26, 1999.
(17)
Pursuant to the Employee Plan, Ms. Spangler was granted options to acquire 175,000 shares of Class A common stock on December 6, 2000. Pursuant to the ULA Plan, Ms. Spangler was granted phantom options based on 35,000 shares of ULA common stock on December 6, 2000. Pursuant to the Austar United Plan, Ms. Spangler was granted options to acquire 50,000 ordinary shares of Austar United on December 20, 2000.
(18)
Amount includes $49,820 received upon exercise of phantom stock options pursuant to the ULA Plan.
(19)
Pursuant to the Employee Plan, Ms. Spangler was granted options to acquire 74,000 and 50,000 shares of Class A common stock on June 11, 1999 and December 17, 1999, respectively. Pursuant to the ULA Plan, Ms. Spangler was granted phantom options based on 20,000 shares of ULA common stock on June 11, 1999. Pursuant to the Austar United Plan, Ms. Spangler was granted options to acquire 344,531 ordinary shares of Austar United on July 20, 1999. Pursuant to the UPC Phantom Stock Option Plan (the "UPC Phantom Plan"), Ms. Spangler was granted phantom options based on 45,000 ordinary shares A of UPC on March 26, 1999, and pursuant to the chello broadband Phantom Plan, Ms. Spangler was granted phantom options based on 25,000 ordinary shares of chello broadband on June 11, 1999.
(20)
Amount includes matching employee contributions made under United's employee 401(k) plan of $5,100, $5,000 and $2,308 for the Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively, with the remainder consisting of term life insurance premiums paid by United for such officer's benefit.
(21)
Amount includes $132,633 and $94,520 received upon exercise of phantom stock options pursuant to the ULA Plan and the chello broadband Phantom Plan, respectively.
(22)
Pursuant to the Employee Plan, Mr. Westerman was granted options to acquire 150,000 shares of Class A common stock on December 6, 2000. Pursuant to the ULA Plan, Mr. Westerman was granted phantom options based on 35,000 shares of ULA common stock on December 6, 2000. Pursuant to the Austar United Plan, Mr. Westerman was granted options to acquire 50,000 Austar United ordinary shares on December 20, 2000.
(23)
Mr. Westerman commenced his employment with UGC Holdings in June 1999. Accordingly, the salary information included in the table represents only six months of employment.
(24)
Pursuant to the Employee Plan, Mr. Westerman was granted options to acquire 200,000 shares of Class A common stock on June 23, 1999. Pursuant to the ULA Plan, Mr. Westerman was granted phantom options based on 25,000 shares of ULA common stock on June 23, 1999. Pursuant to the Austar United Plan, Mr. Westerman was granted options to acquire 287,109 Austar United ordinary shares on July 20, 1999. Pursuant to the UPC Plan, Mr. Westerman was granted options to acquire 45,000 ordinary shares A of UPC on June 23, 1999. Pursuant to the chello broadband Phantom Plan, Mr. Westerman was granted phantom options based on 25,000 ordinary shares of chello broadband on June 11, 1999.

The following table sets forth information concerning options granted to each of our executive officers named in the Summary Compensation Table above during Fiscal 2001. The table sets forth information concerning options to purchase ordinary shares A of UPC and ordinary shares of Austar United granted to such officers in Fiscal 2001. During Fiscal 2001, Ms. Spangler and Mr. Westerman were not granted any options.

Option Grants in Last Fiscal Year(1)

	Individual Grants
	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year					Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (2)
			Exercise Price ($/Sh)		Market Price on Grant Date	Expiration Date
Name							0% ($)	5% ($)		10% ($)
Gene W. Schneider
Austar United shares	250,000	7.95%	A$	1.75(3)	A$0.90	5/21/2011	$–	A$	–	A$146,092
Michael T. Fries
Austar United shares	500,000	15.90%	A$	1.75(3)	A$0.90	5/21/2011	$–	A$	–	A$292,184
Mark L. Schneider
UPC shares A	2,500,000	14.01%		€12.99(4)	€12.99	1/30/2006	$–		€8,972,244	€19,826,312

(1)
Except as otherwise noted, all the stock options and phantom options granted during Fiscal 2001 vest in 48 equal monthly increments following the date of the grant. Vesting of the options granted would be accelerated upon a change of control of United as defined in the respective option plans.
(2)
The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the underlying securities of the respective options, continued employment of the optionee through the term of the options and other factors.
(3)
The exercise price per share in U.S. dollars is $0.89, based on an exchange rate of 1.9591 on December 31, 2001.
(4)
The exercise price per share in U.S. dollars is $11.58 based on an exchange rate of 1.1217 on December 31, 2001.

The following table sets forth information concerning the exercise of options and concerning unexercised options held by each of our executive officers named in the Summary Compensation Table above as of the end of Fiscal 2001.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name
				Number of Securities Underlying Unexercised Options at FY-End (#) (1)		Value of Unexercised In-the-Money Options at FY-End ($) (2)
Shares Acquired on Exercise (#)
Value Realized ($)
				Exercisable	Unexercisable	Exercisable		Unexercisable
Gene W. Schneider Class A Common Stock UPC Phantom Shares (3) Austar United Shares ULA Common Stock (4) chello broadband Shares (5)	– – – – –	$ € A$ $ €	– – – – –	799,827 562,500 2,074,009 150,000 78,125	141,666 – 329,307 75,000 46,875	$ € A$ $ €	179,728 – – 1,407,500 –	$ € A$ $ €	25,154 – – – –
Michael T. Fries Class A Common Stock UPC Phantom Shares (3) Austar United Shares ULA Common Stock (4) chello broadband Shares (5)	– – – – –	$ € A$ $ €	– – – 693,688 –	401,708 178,125 5,757,225 50,000 28,025	87,500 46,875 772,060 206,250 28,125	$ € A$ $ €	62,302 – – – –	$ € A$ $ €	– – – 367,875 –
Mark L. Schneider Class A Common Stock UPC Shares chello broadband Shares (5)	– 1,925,000 –	$ € €	– 22,916,932 –	95,348 1,572,916 83,334	225,000 1,927,084 78,125	$ € €	– – –	$ € €	– – –
Ellen P. Spangler Class A Common Stock UPC Shares UPC Phantom Shares (3) Austar United Shares ULA Common Stock (4) chello broadband Shares (5)	– – – – – –	$ € € A$ $ €	– – – – – –	261,753 30,937 45,000 290,965 29,172 15,625	179,375 14,063 – 103,566 32,500 9,375	$ € € A$ $ €	77,000 – – – 167,389 –	$ € € A$ $ €	– – – – 41,938 –
Frederick G. Westerman III Class A Common Stock UPC Shares Austar United Shares ULA Common Stock (4) chello broadband Shares (5)	– – – – –	$ € A$ $ €	– – – 132,633 94,520	152,500 28,125 185,962 9,792 6,250	187,500 16,875 151,147 35,625 9,375	$ € A$ $ €	– – – 6,992 –	$ € A$ $ €	– – – 62,906 –

(1)
The number of securities underlying options have been adjusted to reflect the relinquishment of options under Asia/Pacific's phantom stock option plan in exchange for options under the Austar United Plan in July 1999, and UPC's 3-for-1 stock split on March 20, 2000.
(2)
The value of the options reported above is based on the following December 31, 2001 closing prices: $5.00 per share of Class A common stock as reported by the Nasdaq National Market; €0.52 (US$0.46 based on a 1.1217 conversion rate on December 31, 2001) per UPC ordinary share A as reported by Euronext; and A$0.275 (US$0.14 based on a 1.9591 conversion rate on December 31, 2001) per Austar United ordinary share as reported by the Australian Stock Exchange Limited. The value for the phantom options of ULA is based on the fair market value of $15.52 per share as determined by the Board at or prior to December 31, 2001, and the value for the options of chello broadband is 1.5% of the fair market value of a UPC ordinary share A on December 31, 2001.
(3)
Represents the number of shares underlying phantom stock options that UPC may pay in cash or shares of Class A common stock of United or ordinary shares A of UPC, at its election upon exercise thereof.
(4)
Represents the number of shares underlying phantom stock options that ULA may pay in cash or shares of Class A common stock of United or, if publicly traded, shares of ULA, at its election upon exercise thereof.
(5)
Represents the number of shares underlying phantom stock options, which chello broadband may pay in cash or shares of Class A common stock of United or ordinary shares A of UPC or, if publicly traded, ordinary shares of chello broadband, at its election upon exercise thereof.

Stock Option Plans

Employee Plan

On June 1, 1993, UGC Holdings' Board of Directors adopted the Employee Plan. The stockholders of UGC Holdings approved and ratified the Employee Plan, which is effective as of June 1, 1993. We adopted the Employee Plan incident to the merger transaction. The Employee Plan provides for the grant of options to purchase up to 39,200,000 shares of Class A common stock, of which options for up to 3,000,000 shares of Class B common stock may be granted in lieu of options for shares of Class A common stock, to United's employees and consultants who are selected for participation in the Employee Plan. The Employee Plan is construed, interpreted and administered by our Committee. The Committee has discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options (subject to the 3,000,000 share limit on the number of shares of Class B common stock), the exercise price of the options (which may be below fair market value of the Class A or Class B common stock on the date of grant), the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised), and certain other provisions relating to the options.

At December 31, 2001, the employees of UGC Holdings had options to purchase an aggregate of 5,141,807 shares of Class A common stock of UGC Holdings outstanding under the Employee Plan at exercise prices ranging from $2.25 per share to $86.50 per share; however, incentive options must be at least equal to fair market value of our Class A or Class B common stock on the date of grant (at least equal to 110.0% of fair market value in the case of an incentive option granted to an employee who owns common stock having more than 10.0% of the voting power). Following the merger transaction, these options are now exercisable for shares of United's Class A and Class B common stock (subject to the 3,000,000 share limit on the number of shares of Class B common stock). Options covering no more than 5,000,000 shares of our Class A and Class B common stock may be granted to a single participant during any calendar year.

UPC Stock Option Plan

UPC adopted the UPC Plan on June 13, 1996, as amended. Under the UPC Plan, UPC's Supervisory Board may grant stock options to UPC employees. At December 31, 2001, UPC had options for 24,876,770 ordinary shares A outstanding under the UPC Plan. UPC may from time to time increase the number of shares available for grant under the UPC Plan. Options under the UPC Plan are granted at fair market value at the time of the grant unless determined otherwise by UPC's Supervisory Board.

All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, the UPC Plan provides that the options are subject to repurchase rights reduced by equal monthly amounts over a "vesting" period of 36 months for options granted in 1996 and 48 months for all other options. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to UPC at the original purchase price and all vested options must be exercised within 30 days of the termination date. UPC may alter these vesting schedules in its discretion.

UPC Phantom Stock Option Plan

Effective March 20, 1998, UPC adopted the UPC Phantom Plan. Under the UPC Phantom Plan, UPC's Supervisory Board may grant employees the right to receive an amount in cash or stock, at UPC's option, equal to the difference between the fair market value of the ordinary shares A and the stated grant price for the phantom options based on a specified number of ordinary shares A. Through December 31, 2001, options based on 3,391,012 ordinary shares A remained outstanding. The phantom options have a four-year vesting period and vest 1/48th each month. The phantom options may be exercised during the period specified in the option certificate, but in no event later than 10 years following the date of the grant. Upon exercise of the phantom options, UPC may elect to issue such number of ordinary shares A or shares of United's Class A common stock as is equal to the value of the cash difference in lieu of paying the cash.

chello broadband Foundation Stock Option Plan

chello broadband adopted the chello broadband Plan on June 23, 1999. Under the chello broadband Plan, UPC's Supervisory Board may grant stock options to employees subject to approval of chello broadband's priority shareholders. To date, chello broadband has granted options for 550,000 ordinary shares under the chello broadband Plan of which options for 300,000 ordinary shares are outstanding at December 31, 2001. Options under the chello broadband Plan are granted at fair market value at the time of grant unless determined otherwise by UPC's Supervisory Board. All the shares underlying the chello broadband Plan are held by Stichting Administratiekantoor chello broadband, a stock option foundation, which administers the chello broadband Plan. Each option represents the right to acquire from the foundation a certificate representing the economic value of one share.

All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, the chello broadband Plan provides that the options are subject to repurchase rights reduced by equal monthly amounts over a "vesting" period of 48 months following the date of grant. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to the foundation at the original purchase price and all vested options must be exercised within 30 days of the termination date.

chello broadband Phantom Stock Option Plan

Effective June 19, 1998, chello broadband adopted the chello broadband Phantom Plan. The chello broadband Phantom Plan is administered by UPC's Supervisory Board. The phantom options have a four-year vesting period and vest 1/48th each month and may be exercised during the period specified in the option certificate. All options must be exercised within 90 days after the end of employment. If such employment continues, all options must be exercised not more than 10 years following the effective date of grant. The chello broadband Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share and the exercise price for the portion of the rights vested. chello broadband, at its sole discretion, may make the required payment in cash, freely tradable shares of our Class A common stock or UPC ordinary shares A, or, if chello broadband's shares are publicly traded, its freely tradable ordinary shares A. At December 31, 2001, options based on approximately 1,125,516 phantom shares remained outstanding.

Austar United Executive Share Option Plan

Austar United adopted the Austar United Plan in June 1999. Under the Austar United Plan, the Austar United Board of Directors may grant options to Austar United employees and directors. At December 31, 2001, Austar United had options for 27,903,256 ordinary shares outstanding under the Austar United Plan. The number of shares available for the granting of options is determined by the Austar United Board of Directors, subject to a maximum of 6.0% of the outstanding Austar United ordinary shares. The Austar United Board of Directors has discretion to determine the employees and directors to whom options are granted, the number of shares subject to options, the exercise price of the options, the exercise period, which may not exceed 10 years from grant date, and certain other provisions relating to the options. Any grants to directors, however, are subject to shareholder approval. In general, options granted under the Austar United Plan vest over four years in 48 equal monthly installments. If an employee's employment terminates other than in the case of death or disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date.

United Latin America Stock Option Plan

Effective June 6, 1997, ULA adopted the ULA Plan. The ULA Plan permits grants of phantom stock options and incentive stock options. To date, only phantom stock options have been granted. The ULA Plan is administered by our Board. The number of shares available for grant under the ULA Plan is 2,500,000. Phantom options may be granted for a term of up to 10 years and vest over four years in 48 equal monthly installments. Upon exercise and at the sole discretion of ULA, the options may be awarded in cash or in shares of our Class A common stock, or, if publicly traded, shares of ULA common stock. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date. At December 31, 2001, options based on 1,088,139 shares were outstanding under the ULA Plan.

Compensation of Directors

We compensate our directors similar to how UGC Holdings directors have been compensated. We compensate our outside directors at $500 per month and $1,000 per Board and committee meeting ($500 for certain telephonic meetings) attended. Directors who are also employees of United or UGC Holdings or subsidiaries of UGC Holdings receive no additional compensation for serving as directors. We reimburse all of our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. In addition, under the Stock Option Plan for Non-Employee Directors effective June 1, 1993, (the "1993 Plan"), established by UGC Holdings and assumed by United on January 30, 2002, each non-employee director receives options for 20,000 shares of Class A common stock upon the effective date of the 1993 Plan or upon election to the Board, as the case may be. Options for UGC Holdings shares granted under the 1993 Plan prior to the merger transaction are now exercisable for shares of our Class A common stock. Options for an aggregate of 960,000 shares of Class A common stock may be granted under the 1993 Plan. As of March 1, 2002, under the 1993 Plan, United has granted options for an aggregate of 860,000 shares of Class A common stock. In addition, options for 183,334 shares have been cancelled, and 283,334 are available for future grants. Options granted under the 1993 Plan vest 25.0% on the first anniversary of the respective dates of grant and thereafter in 36 equal monthly increments. Such vesting is accelerated upon a "change of control" of United.

The non-employee directors also participate in the Stock Option Plan for Non-Employee Directors effective March 20, 1998 (the "1998 Plan"), established by UGC Holdings and assumed by United on January 30, 2002. Pursuant to the 1998 Plan, Messrs. Cole and Malone have each been granted options to acquire an aggregate of 180,000 shares of Class A common stock and Messrs. Carollo and Rochelle have each been granted options to acquire an aggregate of 140,000 shares of Class A common stock. Messrs. Bennett and Howard have each been granted options for an aggregate of 80,000 shares of Class A common stock. Options for UGC Holdings shares granted under the 1998 Plan prior to the merger transaction are now exercisable for shares of our Class A common stock. All options under the 1998 Plan have been granted at the fair market value of the shares at the time of grant, except the options granted to Messrs. Bennett and Howard which were granted at greater than fair market value at the time of grant. Additional participation in the 1998 Plan is at the discretion of the Board. Options for an aggregate of 3,000,000 shares of Class A common stock may be granted under the 1998 Plan. As of March 1, 2002, under the 1998 Plan, United has granted options for an aggregate of 1,080,000 shares of Class A common stock. In addition, options for 105,417 shares have been cancelled, and 2,025,417 shares are available for future grants. All options under the 1998 Plan vest in 48 equal monthly installments commencing on the respective dates of grant.

There are no other arrangements whereby any of United's directors received compensation for services as a director during Fiscal 2001 in addition to or in lieu of that specified by the aforementioned standard arrangements.

Compensation Committee Interlocks and Insider Participation

In April 1993, UGC Holdings' Board of Directors established a compensation committee composed of members of its Board who are not employees of UGC Holdings or its subsidiaries. In June 1997, the Board of Directors passed a resolution appointing all outside directors of UGC Holdings to be members of the compensation committee. During Fiscal 2001, the UGC Holdings compensation committee consisted of Messrs. Carollo, Cole, Lawrence J. DeGeorge (until his January 2002 resignation), Malone, Rochelle and Henry P. Vigil (until his November 2001 resignation). Each of such committee members is not and has not been an officer of UGC Holdings or any of its subsidiaries. In connection with the merger transaction, our Board passed a resolution appointing all outside directors of United as members of the Committee. The current members of the Committee are Messrs. Bennett, Carollo, Cole, Howard, Malone and Rochelle. Mr. Fries, an executive officer and director of United, and Ms. Spangler, an executive officer of United, are members of UPC's compensation committee and Mr. Riordan, an executive officer of UPC, is a member of our Board. Except as stated in the foregoing sentence, none of our executive officers has served as a director or member of a compensation committee of another company that had an executive officer also serving as a director or member of our Committee.

Limitation of Liability and Indemnification

Our Restated Certificate of Incorporation eliminates the personal liability of our directors to us and our stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. Our Restated Certificate of Incorporation and Bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by law. We believe that such indemnification covers at least negligence and gross negligence on the part of indemnified parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 1, 2002, certain information concerning the beneficial ownership of all classes of common stock by (i) each stockholder who is known by us to own beneficially more than 5.0% of any class of our outstanding common stock at such date, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and named executive officers as a group. Shares of Class B common stock are convertible immediately into shares of Class A common stock on a one-for-one basis, and accordingly, holders of Class B common stock are deemed to own the same number of shares of Class A common stock and are reflected as such in the table. Also shares of Class C common stock are convertible into either shares of Class A common stock or shares of Class B common stock, as the case may be, on a one-for-one basis, and accordingly, holders of Class C common stock are deemed to own the same number of shares of Class A common stock and Class B common stock and are reflected as such in the table.

Shares issuable within 60 days upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as we know, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated below and in the notes to the table. The number of shares indicated as owned by all of the named executive officers of United, and Tina M. Wildes, a director and officer of United, includes interests in shares held by the trustee of our defined contribution 401(k) plan or "401(k) Plan" as of December 31, 2001. The shares held by the trustee of the 401(k) Plan for the benefit of these persons are voted at the discretion of the trustee.

Certain Founders, who are listed in footnote 15 of the table, are deemed to have beneficial ownership of other Founders' voting securities under a Founders Agreement dated as of March 1, 2002 or the "Founders Agreement", which provides that the parties thereto will vote their shares in favor of the election of four directors nominated by four of the Founders.

Beneficial Ownership

	Number of Shares	Percent of Number of Shares(1)	Number of Shares	Percent of Number of Shares(1)	Number of Shares	Percent of Number of Shares(1)
Beneficial Owner	Class A Common Stock		Class B Common Stock		Class C Common Stock
Gene W. Schneider(2)(16)	6,064,402	5.3%	5,216,728	58.8%	–	–
Robert R. Bennett(3)	105,000	*	–	–	–	–
Albert M. Carollo(4)(16)	340,336	*	222,420	2.5%	–	–
John P. Cole, Jr.(5)	255,761	*	–	–	–	–
Michael T. Fries(6)(16)	683,310	*	91,580	1.0%	–	–
Gary S. Howard(3)	5,000	*	–	–	–	–
John C. Malone(7)	76,666	*	–	–	–	–
John F. Riordan(8)	1,346,350	1.2%	410,000	4.6%	–	–
Curtis W. Rochelle(9)(16)	2,433,358	2.2%	2,019,308	22.8%	–	–
Mark L. Schneider(10)(16)	420,038	*	170,736	1.9%	–	–
Tina M. Wildes(11)(16)	674,800	*	416,956	4.7%	–	–
Ellen P. Spangler(12)	341,288	*	–	–	–	–
Frederick G. Westerman III(13)	182,293	*	–	–	–	–
All directors and executive officers as a group	12,518,602	10.8%	8,137,728	91.7%	–	–
Liberty Media Corporation(14)	305,969,212	75.1%	303,123,542	97.2%	303,123,542	100%
Founders(15)(16)	11,412,048	9.9%	8,870,332	100%	–	–
AXA Financial, Inc., Mutuelles AXA as a group, AXA and their subsidiaries(17)	12,778,307	11.3%	–	–	–	–
Smith Barney Fund Management LLC ("SB Fund") and parent entities(18)	12,534,094	11.1%	–	–	–	–
Capital Research and Management Company(19)	12,147,330	10.8%	–	–	–	–

*
Less than 1.0%.
(1)
The figures for the percent of number of shares are based on 104,101,638 shares of Class A common stock (after elimination of shares of United held by its subsidiaries), 8,870,332 shares of Class B common stock and 303,123,542 shares of Class C common stock, respectively, outstanding on March 1, 2002.
(2)
Includes 833,160 shares of Class A common stock that are subject to presently exercisable options and 4,345 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider. Also includes 4,806,728 shares of Class B common stock of which 3,063,512 shares are owned by the G. Schneider Holdings Co. In addition, includes 410,000 shares of Class B common stock held by The MLS Family Partnership LLLP, or the "MLS Partnership," of which Mr. Schneider is a co-trustee of the trust that is the general partner of the MLS Partnership.
(3)
Includes 5,000 shares of Class A common stock that are subject to presently exercisable options.
(4)
Includes 117,916 shares of Class A common stock that are subject to presently exercisable options and 222,420 shares of Class B common stock owned by the Carollo Company, a general partnership of which Mr. Carollo is the general partner.
(5)
Includes 116,666 shares of Class A common stock that are subject to presently exercisable options.
(6)
Includes 426,708 shares of Class A common stock that are subject to presently exercisable options and 4,048 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Fries. Also includes 140,792 shares of Class A common stock and 91,580 shares of Class B common stock owned by The Fries Family Partnership LLLP, or the "Fries Partnership", of which a trust is the general partner and the trustee of said trust can be replaced by Mr. Fries.
(7)
Includes 76,666 shares of Class A common stock that are subject to presently exercisable options.
(8)
Includes 154,167 shares of Class A common stock that are subject to presently exercisable options and 748,903 shares of Class A common stock owned by Riordan Communications Limited, a corporation held by a discretionary trust for the benefit of Mr. Riordan and his immediate family. Mr. Riordan is a director of the corporation. Also includes 410,000 shares of Class B common stock held by the MLS Partnership of which Mr. Riordan is a co-trustee of the trust that is the general partner of the MLS Partnership.
(9)
Includes 117,916 shares of Class A common stock that are subject to presently exercisable options. Also includes 222,368 shares of Class B common stock and 142,134 shares of Class A common stock owned by the Marian H. Rochelle Revocable Trust, or the "MHR Trust", of which Mr. Rochelle's spouse Marian Rochelle is the trustee; 1,796,940 shares of Class B common stock and 150,000 shares of Class A common stock owned by the Rochelle Limited Partnership of which the Curtis Rochelle Trust is the general partner and Mr. Rochelle is the trustee of said Trust; and 4,000 shares of Class A common stock owned by K&R Enterprises of which Mr. Rochelle is a director and greater than 10.0% stockholder. Mr. Rochelle disclaims beneficial ownership of the shares held by his spouse and the shares held by K&R Enterprises, except to the extent of his pecuniary interest therein.

(10)
Includes 120,348 shares of Class A common stock that are subject to presently exercisable options and 2,268 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider. Also includes 170,736 shares of Class B common stock owned by Mr. Schneider.
(11)
Includes 188,470 shares of Class A common stock that are subject to presently exercisable stock options. Also includes 16,956 shares of Class B common stock owned by Ms. Wildes, 400,000 shares of Class B common stock held by The Gene W. Schneider Family Trust, or the "GWS Trust", of which Ms. Wildes is a trustee and a beneficiary, and the following securities owned by her spouse: 26,000 shares of Class A common stock, 2,525 shares of Class A common stock held by the trustee of the 401(k) Plan and 13,166 shares of Class A common stock that are subject to presently exercisable stock options. Ms. Wildes disclaims beneficial ownership of such shares owned by her spouse and the shares held by the GWS Trust, except to the extent of her pecuniary interest therein.
(12)
Includes 280,439 shares of Class A common stock that are subject to presently exercisable stock options and 4,323 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Ms. Spangler.
(13)
Includes 181,667 shares of Class A common stock that are subject to presently exercisable stock options and 626 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Westerman.
(14)
The 303,123,542 shares of Class C common stock owned by Liberty that may be converted into either Class A common stock or Class B common stock, as the case may be, in accordance with the terms of the Class C common stock, as more fully described in our Restated Certificate of Incorporation, have been included in both the Class A and Class B common stock columns as if converted and the percentage ownership has been calculated based on such conversion. The address of Liberty is 12300 Liberty Boulevard, Englewood, Colorado 80112. Robert R. Bennett, Gary S. Howard and John C. Malone, all directors of United, are also officers and directors of Liberty.
(15)
The Founders and the number and percentage of Class A common stock each Founder beneficially owns (assuming conversion of Class B common stock for Class A common stock and the exercise of options for Class A common stock) are indicated below (in each case after elimination of United shares held by its subsidiaries)
a.
Albert M. Carollo, Sr.: 340,336 shares, which represents less than 1.0% of outstanding Class A common stock; includes 222,420 shares owned by Carollo Company;
b.
Carollo Company: 222,420 shares, which represents less than 1.0% of outstanding Class A common stock;
c.
Albert & Carolyn Company: 222,412 shares, which represents less than 1.0% of outstanding Class A common stock;
d.
James R. Carollo Living Trust: 222,412 shares, which represents less than 1.0% of outstanding Class A common stock;
e.
John B. Carollo Living Trust: 111,200 shares, which represents less than 1.0% of outstanding Class A common stock;
f.
Michael T. Fries: 683,310 shares, which represents less than 1.0% of outstanding Class A common stock; includes 232,372 shares owned by the Fries Partnership;
g.
The Fries Partnership: 232,372 shares, which represents less than 1.0% of outstanding Class A common stock;
h.
Curtis Rochelle: 2,068,856 shares, which represents 1.8% of outstanding Class A common stock; includes 1,946,940 owned by the Rochelle Limited Partnership and 4,000 shares owned by K&R Enterprises, a corporation;
i.
Rochelle Limited Partnership: 1,946,940 shares, which represents 1.7% of outstanding Class A common stock;
j.
Marian Rochelle: 368,502 shares, which represents less than 1.0% of outstanding Class A common stock; includes 364,502 owned by the MHR Trust and 4,000 shares owned by K&R Enterprises, a corporation;
k.
MHR Trust: 364,502 shares, which represents less than 1.0% of outstanding Class A common stock;
l.
Jim Rochelle: 66,912 shares, which represents less than 1.0% of outstanding Class A common stock;
m.
Kathleen Jaure: 76,912 shares, which represents less than 1.0% of outstanding Class A common stock;
n.
April Brimmer Kunz: 99,956 shares which represents less than 1.0% of outstanding Class A common stock; includes 4,000 shares owned by K&R Enterprises, a corporation;
o.
Gene W. Schneider: 5,654,402 shares, which represents 5% of outstanding Class A common stock; includes 3,063,512 owned by the G. Schneider Holdings Co.;
p.
G. Schneider Holdings Co.: 3,063,512 shares, which represents 2.7% of outstanding Class A common stock;
q.
Mark L. Schneider: 420,038 shares, which represents less than 1.0% of outstanding Class A common stock;
r.
The GWS Trust: 400,000 shares, which represents less than 1.0% of outstanding Class A common stock;
s.
The MLS Partnership: 410,000 shares, which represents less than 1.0% of outstanding Class A common stock;
t.
Tina M. Wildes: 274,800 shares, which represents less than 1.0% of outstanding Class A common stock; includes 41,691 owned by her spouse.
(16)
Albert M. Carollo, Sr., Carollo Company, Albert & Carolyn Company, and the John B. Carollo Living Trust each has its principal business office at 602 Broadway, Rock Springs, Wyoming 82901. The James R. Carollo Living Trust has its principal business office at Box 772870, Steamboat Springs, CO 80477. Curtis Rochelle, Rochelle Limited Partnership, Marian Rochelle and MHR Trust each has its principal business office at 2717 Carey Avenue, Cheyenne, Wyoming 82001. Gene W. Schneider, G. Schneider Holdings Co., Mark L. Schneider, the GWS Trust, the MLS Partnership, Michael T. Fries, the Fries Partnership and Tina M. Wildes each has its principal business office at 4643 S. Ulster Street, Suite 1300, Denver, Colorado 80237. The address for Ms. K. Jaure is Box 321, Rawlins, Wyoming 82301. The address for Ms. A. Kunz is 6210 Brimmer Road, Cheyenne, Wyoming 82009. The address for Mr. J. Rochelle is Box 967, Gillette, Wyoming 82717.

(17)
The number of shares of Class A common stock in the table is based upon Amendment No. 4 to the Schedule 13G dated February 11, 2002, filed by AXA Financial, Inc.; AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle and AXA Courtage Assurance Mutuelle (collectively "Mutuelles AXA") as a group; AXA and its subsidiaries, Alliance Capital Management L.P., ("Alliance") and The Equitable Life Assurance Society of the US ("Equitable") with respect to UGC Holdings. As a result of the merger transaction, such shares are now shares of United Class A common stock. AXA Financial, Inc., Mutuelles AXA and AXA filed as parent holding companies and are beneficial owners of the shares of Class A common stock as a result of Alliance, acting on behalf of client discretionary investment advisory accounts, and Equitable. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104. The address of Mutuelles AXA is 370 Saint Honore, 75001 Paris, France and the address of AXA is 25 Avenue Matignon, 75008 Paris, France.
(18)
The number of shares of Class A common stock in the table is based upon Amendment No. 2 to a Schedule 13G dated February 5, 2002, filed by SB Fund and its parent entities Salomon Smith Barney Holdings Inc. ("SSB Holdings") and Citigroup Inc. ("Citigroup") with respect to Class A common stock of UGC Holdings. As a result of the merger transaction, such shares are now shares of United Class A common stock. Citigroup is the sole stockholder of SSB Holdings which is the sole stockholder of SB Fund. Citigroup and SSB Holdings filed as parent holding companies of subsidiaries. Citigroup, Inc. has shared voting power and dispositive power over the shares of Class A common stock. SSB Holdings has shared voting power and dispositive power over 12,020,712 shares of Class A common stock and SB Fund has shared voting power and dispositive power over 8,107,545 shares of Class A common stock. The address of Citigroup, Inc. is 399 Park Avenue, New York, NY 10043. The address of SSB Holdings is 388 Greenwich Street, New York, NY 10013. The address of SB Fund is 125 Broad Street, New York, NY 10003.
(19)
The number of shares of Class A common stock in the table is based upon Amendment No. 5 to the Schedule 13G dated February 11, 2002, filed by Capital Research and Management Company ("Capital Research") and SMALLCAP World Fund, Inc. ("SMALLCAP") with respect to the Class A common stock of UGC Holdings. As a result of the merger transaction, such shares are now shares of Class A common stock. Capital Research, an investment advisor, is the beneficial owner of 12,147,330 shares of Class A common stock, as a result of acting as investment advisor to various investments companies. SMALLCAP, an investment company advised by Capital Research, is the beneficial owner of 5,172,333 shares of United Class A common stock. The Schedule 13G reflects that Capital Research has no voting power over said shares and sole dispositive power over the shares of Class A common stock and that SMALLCAP has sole voting power over its shares but no dispositive power. The address of Capital Research and SMALLCAP is 333 South Hope Street, Los Angeles, California 90071.

No equity securities in any of our subsidiaries, including directors' qualifying shares, are owned by any of our executive officers or directors, except as stated below. The following discussion sets forth ownership information as of March 1, 2002 and within 60 days thereof with respect to stock options.

The following executive officers and directors own ordinary shares A, options to purchase ordinary shares A and phantom options based on ordinary shares A of UPC: (i) Mr. Gene W. Schneider–93,000 ordinary shares A and phantom options based on 562,500 ordinary shares A of which all are exercisable; (ii) Mr. Fries–9,153 ordinary shares A and phantom options based on 225,000 ordinary shares A of which 201,563 are exercisable; (iii) Mr. Mark L. Schneider–90,000 ordinary shares A and options to purchase 3,500,000 ordinary shares A of which 1,781,250 are exercisable; (iv) Ms. Spangler–915 ordinary shares A, options to acquire 45,000 ordinary shares A of which 33,750 are exercisable and phantom options based on 45,000 ordinary shares A all of which are exercisable; (v) Mr. Westerman-options to acquire 45,000 ordinary shares of which 31,875 are exercisable; (vi) Mr. Carollo–30,000 ordinary shares A; (vii) Mr. Cole–14,575 ordinary shares A; (xiii) Mr. Riordan–738,754 ordinary shares A and options to purchase 1,759,375 ordinary shares A of which 406,250 are exercisable; (ix) Mr. Rochelle–32,034 ordinary shares A; and (x) Ms. Wildes–9,153 ordinary shares A and phantom options based on 153,000 ordinary shares A of which all are exercisable. With respect to the phantom options, UPC may elect to pay such options in cash, in ordinary shares A of UPC, or in shares of Class A common stock. In each case, such ownership is less than 1.0% of UPC's outstanding ordinary shares A. As a group, assuming the exercise of vested options and that holders of phantom options receive ordinary shares A, such aggregate ownership would be 1.0% of UPC's outstanding ordinary shares A.

The following executive officers and directors beneficially own options to purchase ordinary shares of Austar United: (i) Mr. Gene W. Schneider–options to purchase 2,403,316 ordinary shares of which 2,157,868 are exercisable; (ii) Mr. Fries–options to purchase 6,529,285 ordinary shares of which 5,975,363 are exercisable; (iii) Ms. Spangler–options to purchase 394,531 ordinary shares of which 308,109 are exercisable; (iv) Mr. Westerman–options to purchase 337,109 ordinary shares of which 214,054 are exercisable; (v) Mr. Riordan–options to purchase 50,000 ordinary shares of which 16,667 are exercisable; and (vi) Ms. Wildes–options to purchase 706,288 ordinary shares of which 680,505 are exercisable. In each case, such ownership is less than 1.0% of Austar United's outstanding ordinary shares. As a group, assuming the exercise of vested options and that holders of options receive shares, such aggregate ownership would be 1.2% of Austar's outstanding ordinary shares.

The following executive officers and directors beneficially own options to purchase ordinary shares of chello broadband: (i) Mr. Mark L. Schneider–options to purchase 161,459 ordinary shares of which 104,167 are exercisable; and (ii) John F. Riordan–options to purchase 300,000 ordinary shares of which 231,250 are exercisable. In each case and as a group, such ownership is less than 1.0% of chello broadband's outstanding ordinary shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subscription for UGC Holdings Series E Preferred Stock

On January 30, 2002, prior to the merger transaction, UGC Holdings issued 1,500 shares of its Series E preferred stock to each of Messrs. Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle for an aggregate purchase price of $3,000,000, paid for with $6,000 cash and promissory notes. In the merger transaction, all of the 1,500 shares of Series E preferred stock were converted into an aggregate of 1,500 shares of Class A common stock of UGC Holdings, as the surviving entity in the merger transaction. At such time as Liberty can convert all of its United Class C common stock into our Class B common stock, such 1,500 shares of Class A common stock of UGC Holdings will automatically convert into 1,500 shares of UGC Holdings' Class C common stock, which will be exchangeable for 600,000 shares of our Class A common stock.

Transactions with Liberty

The Merger Transaction

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United. In exchange for these contributions, we issued Liberty approximately 21.9 million shares of our Class C common stock;

  •
  The Founders transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies.

As a result of the merger transaction:

  •
  UGC Holdings became our 99.5%-owned subsidiary;

  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;

  •
  The shares of UGC Holdings' preferred stock outstanding immediately prior to the merger, other than UGC Holdings' Series E preferred stock, were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;

  •
  The shares of UGC Holdings' Series E preferred stock outstanding immediately prior to the merger were converted into an aggregate of 1,500 shares of UGC Holdings' Class A common stock;

  •
  Liberty has the right to elect four of our 12 directors;

  •
  The Founders have the effective voting power to elect eight of our 12 directors; and

  •
  We have the right to elect half of UGC Holdings' directors and four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle, have the right to elect the other half of UGC Holdings' directors.

Post-Merger Contributions

Immediately following the merger transaction:

  •
  Liberty contributed to us the Belmarken Notes and, as a result, two of our Dutch subsidiaries owe the amounts payable under such notes, which had an accreted value of $891.7 million as of January 30, 2002, to us rather than to Liberty;

  •
  Liberty contributed $200.0 million in cash to us;

  •
  Liberty contributed to us the Liberty UPC Bonds and, as a result, UPC owes the obligations represented by the Liberty UPC Bonds to us rather than to Liberty; and

  •
  In exchange for the contribution of these assets to us, we issued an aggregate of approximately 281.3 million shares of our Class C common stock to Liberty.

Loan Transactions

Prior to the merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the senior notes of UGC Holdings, as well as all of Liberty's interest in IDT United. The purchase price for the senior notes and Liberty's interest in IDT United was:

  •
  our assumption of approximately $304.6 million of indebtedness owed by Liberty to UGC Holdings (due January 30, 2004); and

  •
  cash in the amount of approximately $143.9 million.

On January 30, 2002, LBTW I, Inc., a subsidiary of Liberty, loaned United Argentina $17,270,537, of which $2,302,800 was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Argentina an additional $2,082,000, $6,696,000, $34,759,200, $36,417,600 and $5,502,520, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002, respectively. We have used the proceeds of these loans to purchase additional shares of preferred stock and promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary.

UGC Holdings Class A Common Stock Purchase

On December 3, 2001, UGC Holdings issued 11,991,018 shares of its Class A common stock to Liberty in consideration for $20.0 million in cash.

UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation

In December 2001, IDT United commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior notes of UGC Holdings. This tender offer expired at 5:00 p.m., New York City time, on February 1, 2002. As of the expiration of the tender offer, holders of the notes had validly tendered and not withdrawn notes representing $1,350,373,000 aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United. As described above, we have acquired all of the Liberty's interest in IDT United.

Rights of Holders of Class C Common Stock under Certificate of Incorporation

Liberty and certain of its subsidiaries hold all of the issued and outstanding shares of our Class C common stock. Under our certificate of incorporation, we are not permitted to take any action with respect to any of the following matters without the consent of a majority of the directors elected by the holders of our Class C common stock:

  •
  the acquisition or disposition of assets or issuance of equity securities in any twelve-month period exceeding 30.0% of our market capitalization (excluding a sale, by merger or otherwise, by us of all or substantially all of our assets or a reorganization of entities affiliated with us, provided that the holders of our Class C common stock are treated equally with holders of our Class B common stock and all holders of our Class B common stock are treated equally);

  •
  the issuance of any shares of our Class C common stock (other than pursuant to certain proportional purchase rights of the holders) or the issuance of any options exercisable for our Class B common stock in excess of 3.0 million shares in the aggregate;

  •
  the replacement of our Chief Executive Officer with anyone other than Michael T. Fries, John F. Riordan, Gene W. Schneider or Mark L. Schneider;

  •
  any amendment to our certificate of incorporation or bylaws that would adversely affect the rights of holders of our Class B common stock or our Class C common stock or any of their respective affiliates;

  •
  any material transaction between us and any of our officers or directors or family members or affiliates of such persons, other than employment contracts entered into in the normal course of business;

  •
  any amendment to the certificate of incorporation of UGC Holdings that would adversely affect our rights or the holders of our Class C common stock prior to the exchange of all shares of UGC Holdings' Class A common stock for our Class A common stock pursuant to an exchange contemplated by an agreement entered into by us and certain Founders in connection with the merger transaction;

  •
  any issuance of preferred stock of UGC Holdings;

  •
  any disposition of or waiver of rights with respect to any indebtedness of UPC held by us; or

  •
  any change in our principal accounting firm.

Under our certificate of incorporation, if, prior to such time as UGC Holdings is no longer subject to the change of control provisions of the indentures of certain of its subsidiaries as described below, we issue shares of our Class B common stock and such issuance, together with any prior issuances of our Class B common stock as to which the holders of our Class C common stock did not have purchase rights under our certificate of incorporation, results in the voting power held by the holders of our Class C common stock being reduced below 90.0% of the voting power held by the holders of our Class C common stock immediately prior to such issuance or the first such issuance, each holder of shares of our Class C common stock will be entitled to acquire additional shares of our Class C common stock from us that would restore the voting power of such holder of our Class C common stock to 100% of its voting power immediately prior to such issuance or the first such issuance (whichever is greater). Holders of our Class C common stock may acquire such Class C common stock pursuant to this purchase right by purchasing it from us for cash or other form of consideration acceptable to us and/or exchanging shares of our Class A common stock on a one-for-one basis. The holders of our Class C common stock will not be entitled to the foregoing purchase rights in respect of any issuance of our Class B common stock in an amount such that, immediately following such issuance, the persons who were holders of equity securities immediately prior to such issuance then hold less than 30.0% of the voting power of our outstanding equity securities in the election of directors generally.

Stockholders Agreement

At the closing of the merger transaction, Liberty, Liberty Global, Inc. and Liberty UCOMA, LLC (together with their permitted transferees, the "Liberty Parties") and certain Founders, including Gene W. Schneider and Mark L. Schneider, each a named executive officer, and certain Schneider family trusts (such Founders together with their permitted transferees, the "Founder Parties"), and us entered into a Stockholders Agreement, the material terms of which are described below. The description below eliminates references to the indenture governing the $1.375 billion senior notes of UGC Holdings because, as a result of the consent solicitation effected in conjunction with the tender offer for those notes described above at "Transactions with Liberty—UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation," the relevant restrictive covenants have been eliminated from that indenture by the execution of a supplemental indenture.

Limitations on Conversion

Until such time as the provisions of certain outstanding indentures of certain of UGC Holdings' subsidiaries that require the issuer to offer to repurchase the bonds issued thereunder upon a change of control of UGC Holdings are rendered inapplicable (either by redemption of the bonds or defeasance, waiver or amendment of the relevant provisions of such indentures) or such a change of control occurs, other than as a result of a breach of the standstill agreement by Liberty, the Liberty Parties will not convert any shares of our Class C common stock into shares of our Class A common stock if, after giving effect to the conversion, the Liberty Parties would have more than 50.0% of the combined voting power of our Class A common stock and our Class B common stock outstanding or would have more voting power than our Class A common stock and our Class B common stock owned by the Founder Parties. This limitation on the Liberty Parties' right to convert (a) will terminate if the aggregate voting power of the shares of Class A common stock and Class B common stock beneficially owned by any person or group (other than a group that is controlled by certain of the Founders and that consists solely of Founders) exceeds either 50.0% of our total voting power or the voting power held by the Founder Parties and (b) will not apply to conversions made by the Liberty Parties in connection with sale or hedging transactions or any related pledges of their shares.

Change of Control Covenants

Subject to specified exceptions for governmental licenses, we will not take or permit any action that would result in our being subject to any covenants restricting the ability of UGC Holdings, us or any of our affiliates to effect a change of control, other than such covenants contained in certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject, unless any such change of control involving or caused by the action of any Liberty Party (other than a transfer of control, if control were obtained, by a Liberty Party to a third party) is exempted from the application and effects of any such restrictive covenants. We will not take or permit any action to extend or perpetuate the existing change of control covenants under certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject beyond the maturity date of the bonds issued under such indentures.

Rights of First Offer

Subject to specified exceptions, which are summarized below, no Liberty Party may transfer any shares of our Class B or Class C common stock except to permitted transferees, or convert any such shares into our Class A common stock, unless it first offers the Founders the opportunity to purchase the shares, and no Founder Party may transfer any shares of our Class B common stock except to permitted transferees, or convert any such shares into our Class A common stock, unless such Founder Party first offers the Liberty Parties the opportunity to purchase the shares. If either the Liberty Parties or the Founder Parties decline to exercise their right of first offer, then the party proposing to transfer shares of our Class B or Class C common stock to a third party must convert the shares to our Class A common stock immediately prior to such transfer, unless, in the case of a proposed transfer by the Founder Parties, the number of shares being transferred by all Founder Parties to the same transferee represents at least a majority of all shares of our Class B common stock owned by the Founder Parties, their permitted transferees, and any other person that the Founder Parties have designated to purchase shares from the Liberty Parties pursuant to the Founder Parties' right of first offer. Prior to any event that permits the conversion of our Class C common stock into our Class B common stock, the number of shares that the Liberty Parties may propose to transfer to a third party subject to the Founder Parties' right of first offer, when taken together with the number of shares of our Class A common stock previously transferred to a third party following their conversion from our Class C common stock, shall not exceed the number of shares of Class A common stock acquired after the closing of the merger transaction from parties other than us (including upon conversion of our Class C common stock) or the Founder Parties, plus the number of shares of our Class A common stock that the Liberty Parties received in the merger transaction upon conversion of any of our Class A common stock of UGC Holdings acquired after December 3, 2001.

Permitted Transfers

The Liberty Parties and Founder Parties may transfer their shares of our Class B common stock and our Class C common stock to permitted transferees without having to first offer them to any other party. The Founder Parties' permitted transferees include other Founders, family members and heirs of the Founders and partnerships or trusts owned by or for the benefit of the Founders. The Liberty Parties' permitted transferees include Liberty and any entity controlled by Liberty. The parties may pledge their shares of our Class B common stock in loan and hedging transactions provided that the applicable pledgee does not become a registered holder of the shares and agrees to comply with the right of first offer provisions of the stockholders agreement, with shortened notice and exercise periods, in connection with any foreclosure on the pledged shares. Pledges of the Founders' shares that were in existence prior to May 25, 2001, are also allowed under the agreement. The stockholders agreement specifies some transactions that are not considered to be transfers for purposes of the agreement, and thus are generally not subject to the rights of first offer and other restrictions on transfer. Such transactions include: conversions of Class C common stock to Class B common stock or Class B or Class C common stock to Class A common stock, transfers pursuant to a tender or exchange offer approved by a majority of the Board of Directors, transfers by operation of law in connection a merger, consolidation, statutory share exchange or similar transaction involving the Company, transfers pursuant to a liquidation approved by a majority of our Board and, in the case of Liberty, a transfer of (or control of) a Liberty Party that results in voting securities representing at least a majority of the outstanding voting power of such party or any ultimate parent entity of such party or its successor being beneficially owned by persons who prior to such transaction were beneficial owners of a majority of the outstanding voting power of the outstanding voting securities of Liberty (or any publicly traded class of voting securities of Liberty designed to track a specified group of assets or businesses), or who are control persons of any combination of the foregoing, as long as such ultimate parent entity of such transferred party becomes a party to the stockholders agreement and the standstill agreement with the same rights and obligations as Liberty.

Tag-Along Rights

If the Liberty Parties propose to transfer a majority of their shares of our Class B and Class C common stock to persons other than permitted transferees, and the Founder Parties do not purchase such shares, then the Founder Parties will be entitled to transfer a proportionate amount of their shares of our Class B common stock to the same purchaser on no less favorable terms. If the Founder Parties propose to transfer a majority of their shares of our Class B common stock to persons other than permitted transferees, and the Liberty Parties do not purchase such shares, then the Liberty Parties will be entitled to transfer a proportionate amount of their shares of our Class A, Class B and Class C common stock to the same purchaser on no less favorable terms.

Drag-Along Rights

If the Founder Parties propose to transfer a majority of their shares of our Class B common stock to an unaffiliated third party that is not a permitted transferee, and the Liberty Parties do not purchase such shares, then the Founder Parties can require the Liberty Parties to transfer to the same transferee on terms no less favorable than those on which the Founder Parties transfer their shares, at the election of the Liberty Parties, either (i) all of their shares of our Class B and Class C common stock, (ii) all of their shares of our common stock, or (iii) a proportionate amount of each class of our common stock that they own; provided that the Liberty Parties will be required to transfer all of their shares of our common stock, if, in connection with the proposed transfer by the Founder Parties, Mr. Gene W. Schneider, G. Schneider Holdings, Co., the GWS Trust, Mr. Mark L. Schneider and the MLS Partnership propose to transfer all their shares of our common stock beneficially owned by them, which shares of common stock include shares of our Class B common stock representing at least 40.0% of the greater of the number of shares of our Class B common stock owned by them on the date of the stockholders agreement and the number of shares of UGC Holdings' Class B common stock owned by them on June 25, 2000.

Exchange of Shares

We will, on request, permit Liberty and its affiliates to exchange any shares of our Class A common stock owned by them for shares of our Class C common stock, or, following the conversion of our Class C common stock, our Class B common stock, on a one-for-one basis. We will, upon request and subject to applicable laws, permit Liberty and its affiliates to exchange any shares of capital stock of UPC, and any other affiliate of ours (which shares were acquired from UPC or such affiliate), for shares of our Class C common stock or, following the conversion of our Class C common stock, our Class B common stock. Without limiting the generality of the foregoing, at anytime after UPC is entitled to convert shares of its Series 1 Convertible Preference Shares held by Liberty to UPC ordinary shares, (i) Liberty will be entitled to exchange such shares for our Class C common stock or, following the conversion of our Class C common stock, our Class B common stock, and (ii) we will be entitled to call such shares from Liberty in exchange for shares of our Class C common stock or, following the conversion of our Class C Common stock, our Class B common stock, provided such exchange is tax-free to Liberty, in either case on terms specified in the stockholders agreement.

Termination

The tag-along provisions, the drag-along provisions and the limitations on the conversion of shares of our Class C common stock to shares of our Class A common stock terminate on June 25, 2010, unless the stockholders agreement is terminated earlier. The stockholders agreement will terminate as to any Liberty Party or Founder Party the voting power of whose equity securities is reduced below 10.0% of the voting power of UGC Holdings such party held on June 25, 2000. The stockholders agreement will terminate in its entirety on the first to occur of (a) all of the Founders and their permitted transferees or Mr. Gene W. Schneider and Mr. Mark L. Schneider and their permitted transferees (other than the other Founders) holding less than 40.0% of the greater of the number of shares of our Class B common stock owned by them on the date of the stockholders agreement and the number of shares of UGC Holdings Class B common stock owned by them on June 25, 2000 (assuming for such purpose that any shares transferred by such persons to a Liberty Party continue to be owned by such person) or (b) the transfer by the Founder Parties of a majority of their shares of our Class B common stock to one or more Liberty Parties or one or more unaffiliated third parties.

Standstill Agreement

At the closing of the merger transaction, the Liberty Parties and we entered into a standstill agreement, the material terms of which are described below. The description below eliminates references to the indenture governing the $1.375 billion 10 3/4% notes of UGC Holdings because, as a result of the consent solicitation effected in conjunction with the tender offer for those notes described above at "Transactions with Liberty—UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation," the relevant restrictive covenants have been eliminated from that indenture by the execution of a supplemental indenture.

Limitation on Acquiring Securities and Other Actions

The Liberty Parties will not acquire our common stock in an amount that would cause their percentage of our total common stock outstanding, on a fully-diluted basis, to exceed the greater of (a) the sum of (i) the percentage beneficially owned by them immediately after the closing of the transactions contemplated by the merger agreement, plus (ii) the percentage represented by any shares acquired by them from (x) other parties to the stockholders agreement, including us, and (y) from UPC pursuant to a release agreement, dated February 22, 2001, among UPC, UGC Holdings, Liberty and Liberty Media International, Inc. or the "UPC Release", plus (iii) the percentage represented by an additional 25 million shares; provided that the number determined by clauses (a)(i) and (a)(iii) shall not exceed 81.0%, and (b) the sum of 81.0% plus the percentage determined by clause (a)(ii)(x). Liberty will not (a) solicit proxies with respect to our voting securities, (b) form, join or participate in a group if the group's ownership of our voting securities would exceed the maximum share ownership percentage described in this paragraph, unless certain Founders are part of such group, (c) deposit any of our voting securities into a voting trust or subject them to a voting agreement or similar arrangements, (d) solicit or encourage offers for us from persons other than Liberty Parties or Founders, or (e) call a meeting of stockholders or seek amendments to our bylaws without the consent of our Board. Liberty will not be in breach of the restrictions on its maximum share ownership if its share ownership exceeds the maximum percentage specified solely because of any action taken by us in respect of which no Liberty Party takes any action other than in its capacity as a holder of our equity securities, including, for example, a tender offer by us to acquire shares of our common stock that Liberty elects not to accept or the issuance of a dividend by us payable in cash or stock that the Liberty Parties elect to receive in stock.

Appraisal; Voting Rights

No Liberty Party will exercise appraisal rights as to any matter. Liberty will cause its shares to be present at meetings of our stockholders so as to be counted for quorum purposes. Except for matters as to which Liberty or the directors elected by the holders of our Class C common stock have approval rights under our Restated Certificate of Incorporation, the standstill agreement, the stockholders agreement or the United covenant agreement, or which, pursuant to our bylaws are required to be approved by the Board prior to being submitted to the stockholders (in any such case, if such approval has not been obtained), Liberty will vote its shares of common stock on all matters submitted to a vote of stockholders, other than the election or removal of directors or a merger, sale or similar transaction involving us, either as recommended by the Board or in the same proportion as all other holders of our common stock. Liberty will vote its shares of our common stock against any merger, consolidation, recapitalization, dissolution or sale of all or substantially all of our assets not approved by the Board.

Until such time as the provisions of certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject that require such subsidiaries to offer to repurchase the bonds issued thereunder upon a change of control of UGC Holdings are rendered inapplicable (either by redemption of the applicable bonds, defeasance in accordance with the terms of the indenture, waiver or amendment) or such a change of control occurs, other than as a result of a breach of the standstill agreement by Liberty, Liberty will vote its shares in the election of directors in its sole discretion. Following such time (unless, in the case of the occurrence of a change of control as to which a defeasance or waiver of the change of control restrictions has not occurred, more than $200.0 million remains outstanding under UGC Holdings' indenture), Liberty will be entitled to nominate four members of our Board or, if greater, a number equal to at least 33% of our Board, and the Founder Parties will be entitled to nominate the same number of directors. The Board will nominate the remaining members of the Board. The Liberty Parties will then be obligated to vote their shares of our common stock in favor of such nominees to the Board and, unless requested to do so by the Founders, will not vote to remove any Board member nominated by the Founders, except for cause. Pursuant to a separate voting agreement between United and the Founders, the Founders will likewise be obligated to vote their shares of our common stock in favor of such nominees to our Board and, unless requested to do so by Liberty, will not vote to remove any Board members nominated by Liberty, except for cause.

Limitations on Issuing High Vote Securities

We will not issue any of our Class B common stock or other equity security having more votes per share than our Class A common stock, or rights to acquire any such securities, other than to Liberty Parties and their controlled affiliates unless and until our Class C common stock becomes convertible in full into our Class B common stock, except that we may issue up to an aggregate of 3.0 million shares of our Class B common stock upon exercise of options outstanding at the time of the closing of the merger transaction or subsequently issued options, and we may, on a majority vote of our Board, issue preferred stock convertible into Class B common stock (but with no other conversion rights, no voting rights other than as are customary in preferred stocks and no special rights); provided that such preferred stock cannot be so converted prior to such time as the change of control provisions of the indentures described above no longer apply, and the total number of shares of our Class B common stock issuable upon conversion of such options and preferred stock must be less than the number of shares that would, if issued after such time as such change of control provisions in such indentures no longer apply, entitle the Liberty Parties to exercise the purchase rights described below.

Limitations on Transfer

Subject to certain exceptions, no Liberty Party may transfer any of our equity securities, unless the transfer is (i) to Liberty or a controlled affiliate of Liberty that is or becomes a party to the standstill agreement, (ii) to one or more underwriters in connection with a public offering, (iii) to one or more Founders or purchasers designated thereby pursuant to the right of first offer provisions of the stockholders agreement, provided that any such transferee, if other than a Founder, becomes subject to the stockholders agreement and, if other than a Founder or permitted transferee of a Founder, the standstill agreement, (iv) pursuant to the tag-along or drag-along provisions of the stockholders agreement, (v) otherwise made in accordance with the provisions of the stockholders agreement; provided that in the case of a transfer pursuant to clause (ii) or (v), if the transfer is to a non-affiliate, the transferring Liberty Party has no reason to believe that any person or group would obtain more than 10.0% of our voting power in the election of directors as a result of the transfer. The Liberty Parties may pledge their equity securities to financial institutions in connection with loan and hedging transactions that comply with the stockholders agreement.

Offers for United

If any person makes an offer to (i) acquire equity securities from us or from one or more of our stockholders by public offer, (ii) acquire all or substantially all of our assets, or (iii) effect a merger, consolidation, share exchange or similar transaction, we will give Liberty notice of such offer promptly upon receipt thereof, or, if giving such notice would violate any applicable law or agreement, promptly after public announcement of such offer. In no event will we give Liberty notice of such an offer less than ten days prior to accepting it. If we do not reject such an offer within five days, then any Liberty Party or its affiliates may propose a competing offer to our Board, and our Board will in the exercise of its fiduciary duties consider in good faith waiving any provision of the standstill agreement that would restrict actions that might be taken by a Liberty Party or its affiliates in support of such a competing offer.

If we propose to sell all or substantially all of our assets, effect a merger, consolidation, share exchange or similar transaction or issue shares of our Class B common stock in an amount sufficient that Liberty would not be entitled to exercise its purchase rights described below, then we will give Liberty notice of such proposal and will give Liberty an opportunity to propose an alternative transaction to our Board.

Purchase Right

If, following such time as the change of control provisions of certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject no longer apply, we issue equity securities having more votes per share than our Class A common stock and such issuance, together with any prior issuance of high vote securities as to which the Liberty Parties did not have purchase rights, results in the voting power of the Liberty Parties' equity securities being reduced below 90.0% of their voting power prior to such issuance or the first such issuance, the Liberty Parties will be entitled to acquire a number of additional shares of our Class B common stock from us that would restore the Liberty Parties' voting power to 100% of what it was prior to such issuance or the first such issuance (whichever is greater). Liberty may acquire such shares of our Class B common stock by purchasing them from us for cash or other form of consideration acceptable to us and/or by exchanging shares of Class A common stock on a one-for-one basis. The Liberty Parties will not be entitled to the foregoing purchase rights in respect of any issuance of our Class B common stock in an amount such that, immediately following such issuance, the persons who were holders of our equity securities immediately prior to such issuance then hold less than 30.0% of the voting power of our outstanding equity securities in the election of directors generally.

Preemptive Right

If, at any time after the signing of the standstill agreement, we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, the Liberty Parties will have the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain their then existing equity percentage in us on terms at least as favorable as those given to any third party purchasers. This preemptive right will not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any Founder that is directly related to the existing business of us and our subsidiaries, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our Board (such options and all shares issued pursuant thereto not to exceed 10.0% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued upon the exercise of rights outstanding as of the closing of the merger or as to the issuance of which the Liberty Parties had the right to exercise their preemptive rights.

Termination

The standstill agreement will terminate on June 25, 2010, except for the restrictions on our ability to issue additional high vote securities and the Liberty Parties' purchase and preemptive rights; provided that the standstill agreement will terminate in its entirety upon termination of the stockholders agreement.

United Covenant Agreement

At the closing of the merger transaction, the Liberty Parties and we entered into an Agreement Regarding Additional Covenants. Pursuant to this agreement we have agreed that, without the consent of Liberty, we will not:

  •
  enter into any contract that purports to be binding on Liberty or its affiliates;
  •
  enter into any material contract with respect to which an act or omission by Liberty or its affiliates would result in a default or cancellation, or give rise to a repayment obligation or a loss of a material benefit;
  •
  enter into any contract between us and our subsidiaries, on the one hand, and UGC Holdings and its controlled affiliates, on the other;
  •
  transfer, pledge or otherwise dispose of UPC's Exchangeable Loan unless such transaction has been reviewed and approved by our Board including, in the case of any transfer to any of our affiliates, including UGC Holdings or any of its affiliates, a majority of the directors elected by Liberty; or
  •
  amend the provision of our bylaws that requires approval by our Board or a committee of our Board of expenditures exceeding $10.0 million.

The agreement also provides that we will provide Liberty with certain financial information for use by Liberty in connection with the preparation of its financial statements.

Agreement Regarding UGC Holdings

At the closing of the merger transaction, UGC Holdings, Liberty, Liberty Global, Inc. and Liberty UCOMA, LLC entered into an agreement, the material terms of which are described in the following paragraph. The description below eliminates references to the indenture governing the $1.375 billion 10 3/4% notes of UGC Holdings because, as a result of the consent solicitation effected in conjunction with the tender offer for those notes described above at "Transactions with Liberty – UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation," the relevant restrictive covenants have been eliminated from that indenture by the execution of a supplemental indenture.

This agreement provides that, without the consent of Liberty, UGC Holdings will not:

  •
  enter into any contract that purports to be binding on Liberty or its affiliates; or
  •
  enter into any material contract with respect to which an act or omission by Liberty or its affiliates would result in a default or cancellation, or give rise to a repayment obligation or a loss of a material benefit.

Without the consent of Liberty, and subject to specified exceptions for governmental licenses, UGC Holdings will not take or permit any action that would result in it being subject to any covenants restricting the ability of UGC Holdings or any of its affiliates to effect a change of control, other than such covenants contained in certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject, unless any such change of control involving or caused by the action of any Liberty Party (other than a transfer of control, if control were obtained, by a Liberty Party to a third party) is exempted from the application and effects of any such restrictive covenants. UGC Holdings will not take or permit any action to extend or perpetuate the existing change of control covenants under certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject beyond the maturity date of the bonds issued under such indentures.

Registration Rights Agreements

Liberty, Liberty Global, Inc. and Liberty UCOMA, LLC have entered into a registration rights agreement with us at the closing of the merger transaction providing Liberty and our affiliates certain registration rights with respect to our securities owned by them. The Founders entered into a substantially identical registration rights agreement, provided that the Founders are entitled to demand up to two registrations rather than five.

Under the terms of its registration rights agreement, Liberty is entitled to demand up to five registrations with respect to our securities or the securities of any successor entity to us now owned or hereafter acquired by Liberty or its affiliates provided the securities to be registered in any such registration equal a minimum of the lesser of 10.0% of the number of our shares beneficially owned by Liberty immediately after the effectiveness of the merger, or all of our securities owned by Liberty. The Founders are entitled to demand up to two registrations with similar minimum requirements. Neither Liberty nor the Founders may make more than two demands for registration in any 12-month period and we, subject to certain limitations, may preempt or in certain instances postpone registration of securities owned by Liberty or the Founders or an offering of securities registered under a shelf registration. Liberty and the Founders may demand that the securities they own be offered and sold on a continuous or delayed basis pursuant to a shelf registration in accordance with relevant securities laws. We have agreed to use our reasonable best efforts to cause each registration statement to remain effective for such a period, not to exceed 180 days (or two years, in the case of a shelf registration), as may be reasonably necessary to effect the sale of the securities registered thereunder. Each registration rights agreement also provides that a registration will not count as a demand registration until it has become effective and at least 90.0% of securities requested to be included in such registration have been registered and sold. We have agreed to use our reasonable best efforts to permit a period of at least 180 consecutive days during which a demand registration may be effected or an offering of securities may be effected under an effective shelf registration.

Each registration rights agreement also provides Liberty and the Founders unlimited "piggyback" registration rights for securities owned by them, which give Liberty and the Founders the right to include the securities they own in registration statements filed on behalf of us or third persons. These piggyback registration rights are subject to cutback by the underwriters involved in such registration, priority of the party initiating the registration and certain lockup limitations. Each registration rights agreement also limits us from granting other piggyback registration rights superior to Liberty's and the Founders' rights.

Although we will be responsible for all expenses incurred in connection with any registration, we will not be responsible for applicable underwriting discounts, selling commissions or stock transfer taxes. Each registration rights agreement also includes customary indemnification and contribution provisions.

Founders Agreement for UGC Holdings

At the closing of the merger transaction, certain Founders entered into an agreement that sets forth the manner in which holders of UGC Holdings' Class A common stock will select one-half of the members of UGC Holdings' Board of Directors for so long as such stock remains outstanding. This agreement also regulates the voting of the UGC Holdings Class A common stock on other matters, and puts in place restrictions on the transfer of such Class A common stock.

Founders Agreement for United

At the closing of the merger transaction, the Founders entered into the Founders Agreement, which establishes certain rights and obligations among themselves as holders of our common stock. Founders who are parties to the Founders Agreement will vote for director nominees who are selected under the Founders Agreement's terms, and are subject to first offer rights in the event they wish to transfer shares of their Class B common stock other than to permitted transferees. The Founders Agreement will terminate as to any Founder when he and his permitted transferees together hold less than 10.0% of our Class B common stock they held as of the closing of the merger transaction.

UPC Transactions

In connection with the restructuring plan of UPC, UPC signed a Memorandum of Understanding, dated February 1, 2002, by and among UPC, United and UGC Holdings. The Memorandum of Understanding relates to an agreement in principle among UPC, United and UGC Holdings, to effectuate a series of transactions, which, if consummated, would result in a restructuring of the outstanding debt obligations of UPC and its subsidiaries, resulting in a significant reduction in the outstanding debt obligations of UPC and its subsidiaries. The Memorandum of Understanding with United and UGC Holdings is conditional, among other things, on the receipt of tenders of 95.0% of all UPC notes outstanding in an exchange offer. United has agreed in principle to convert $2.6 billion of indebtedness, which was acquired as a result of the merger transaction with Liberty, and $0.3 billion of convertible preference shares held by UGC Holdings into new UPC ordinary shares as part of the recapitalization.

Riordan Transactions

Company Loans

Pursuant to the terms of four promissory notes, UGC Holdings loaned $4,000,000 on November 22, 2000, $1,200,000 on January 29, 2001, and $3,500,000 on April 4, 2001, respectively, to John F. Riordan, a director. Such loans allowed Mr. Riordan to meet certain personal obligations in lieu of selling his shares in UGC Holdings or in UPC. The notes are payable upon demand and in any event on November 22, 2002. The notes accrue interest at 90-day London Interbank Offer Rate ("LIBOR") plus either 2.5% or 3.5% as determined in accordance with the terms of each note.

In 2001, Mr. Riordan pre-paid to UGC Holdings $93,794 in the aggregate for interest accrued through February 22, 2001 on the loans. The aggregate outstanding balance on the loans as of March 1, 2002 is $9,317,785.

M. Schneider Transactions

Indebtedness

In Fiscal 2001, Mr. M. Schneider was indebted to UGC Holdings for an aggregate of $653,210. Such debt occurred from the settlement of his tax equalization for the year 1999, and taxes incurred in 1998 that UGC Holdings paid on his behalf. On March 21, 2001, Mr. M. Schneider paid in full this debt. Also at January 1, 2001, Mr. M. Schneider was indebted to UPC for an aggregate of £291,298. Such debt was incurred through UPC making payments on behalf of Mr. Schneider's for his housing costs and estimated taxes in the United Kingdom. On February 14, 2001 Mr. M. Schneider paid £196,298 on this debt, leaving an outstanding balance of £95,000 related to estimated taxes paid in the United Kingdom. It has since been determined that the actual taxes for the tax year in question were not required and the £95,000 has been credited to UPC's account. Therefore, there is no outstanding loan balance.

Company Loans

Pursuant to the terms of two promissory notes, UGC Holdings loaned $1,110,866 on November 22, 2000 and $330,801 on December 21, 2000, respectively, to Mark L. Schneider, a director and named executive officer. Such loans allowed Mr. M. Schneider to meet certain personal obligations in lieu of selling his shares in UGC Holdings or in UPC. The notes are payable upon demand and in any event on

November 22, 2002. The notes accrue interest at 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note.

In 2001, Mr. M. Schneider pre-paid to UGC Holdings $30,876 in the aggregate for interest accrued through February 22, 2001 on the loans. The aggregate outstanding balance on the loans as of March 1, 2002 is $1,549,528.

House Loan

In September 1999, UGC Holdings loaned to Mark L. Schneider, a director and named executive officer of the Company, $723,356 in connection with the purchase of his home. The loan bears interest at 9.0% per annum and is payable monthly. UGC Holdings deducted interest payments monthly from the cost of living differentials it paid to Mr. M. Schneider related to his foreign assignment. Following the sale of the home, Mr. M. Schneider paid the loan in full in 2001.

chello broadband Loan

On August 5, 1999, chello broadband loaned Mark L. Schneider approximately €2,268,901 to enable Mr. M. Schneider to acquire certificates evidencing the economic value of the chello broadband stock options to acquire ordinary shares B granted to Mr. M. Schneider in 1999. This recourse loan bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. This loan is payable upon sale of certificates or expiration of the options. On September 28, 2000, Mr. Schneider exercised chello broadband options through the sale of the certificates acquired with the loan proceeds. Of the funds received, €823,824 was withheld for payment of the portion of the loan associated with the options exercised. As of March 1, 2002, the outstanding balance is €1,465,391.

Fries Transactions

Pursuant to the terms of various promissory notes, UGC Holdings loaned $186,941 on November 22, 2000, $205,376 on December 21, 2000 and $24,750 on June 25, 2001 to Michael T. Fries, a director and named executive officer, and $668,069 on November 22, 2000, $450,221 on December 21, 2000, $275,000 on April 4, 2001, and $1,366,675 on June 25, 2001 to the Fries Partnership for the benefit, directly and indirectly, of Mr. Fries and members of his family. Such loans allowed Mr. Fries and the Fries Partnership to meet certain obligations in lieu of selling their shares in UGC Holdings. Mr. Fries has guaranteed the loans to the Fries Partnership if the Fries Partnership fails to pay. The notes are payable upon demand and in any event on November 22, 2002. The notes accrue interest until paid at 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note.

In 2001, Mr. Fries pre-paid to UGC Holdings $7,542 and the Fries Partnership pre-paid to UGC Holdings $22,507 in the aggregate for interest accrued through February 22, 2001 on the loans. The aggregate outstanding balance on the loans as of March 1, 2002 is $446,465 for Mr. Fries, and $2,918,718 for the Fries Partnership.

MLS Family Partnership Transactions

Pursuant to the terms of two promissory notes, UGC Holdings loaned $1,916,305 on November 22, 2000 and $1,349,599 on December 21, 2000 to the MLS Partnership of which a trust is the general partner. The trustees of said trust are Gene W. Schneider, our Chief Executive Officer and Chairman, and John Riordan, one of our directors. Such loans allowed the MLS Partnership to meet certain obligations in lieu of selling its shares in UGC Holdings. In connection with the foregoing loans, Mr. M. Schneider has guaranteed the loans to the MLS Partnership if the MLS Partnership fails to pay. The notes are payable upon demand and in any event on November 22, 2002. The notes accrue interest until paid at 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note.

In 2001, the MLS Partnership pre-paid to UGC Holdings $65,472 in the aggregate for interest accrued through February 22, 2001 on the loans. The aggregate outstanding balance on the loans as of March 1, 2001 is $3,510,249.

G. Schneider Transaction

On February 8, 2001, the Board of Directors for UGC Holdings approved a "Split-Dollar" policy on the lives of Gene W. Schneider, our Chairman and Chief Executive Officer, and his wife, Louise Schneider, for a total amount of $30,000,000. UGC Holdings pays the premium for such policy which is approximately $1.8 million annually, with a roll-out period of approximately fifteen years. The Gene W. Schneider 2001 Trust, or the "Trust", is the sole owner and beneficiary of the policy, but has assigned to UGC Holdings policy benefits in the amount of the premiums paid by UGC Holdings. The Trust will contribute an amount equal to the annual economic benefit provided from the policy. The trustees of the Trust are Mark Schneider, a director and named executive officer, Tina Wildes, a director and officer of us, and Carla Shankle. Upon termination of the policy, UGC Holdings will recoup the premiums that it has paid. The obligation of UGC Holdings to pay the premiums due on the policy will terminate upon the death of both insureds, on the elapse of the roll-out period, or at such time as the Trust fails to make its contributions towards the premiums due on the policy.

Wildes Transaction

On October 1, 2000, UGC Holdings entered into a consulting agreement with Tina M. Wildes, a director and officer of UGC Holdings. The consulting agreement was for a term of one year, expiring October 1, 2001. UGC Holdings engaged Ms. Wildes based on her prior experience with UGC Holdings and its telecommunications operations. The consulting agreement provided for payment of a consulting fee by UGC Holdings to Ms. Wildes in the amount of $15,000 per month. In addition, all options previously awarded to Ms. Wildes continued to vest in accordance with their terms. In addition to the consulting fee, for the period of October 1, 2000 to January 31, 2001, UGC Holdings paid the monthly premium amount for a whole life policy on the life of Ms. Wildes for an aggregate of $3,064. Upon the expiration of the consulting agreement, Ms. Wildes rejoined UGC Holdings as Senior Vice President of Business Administration and is an officer of United.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements and Financial Statement Schedules

The index to financial statements is located on page F-1.

(b) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
December 6, 2001	December 3, 2001	Item 5 – Announcement that on December 3, 2001, UnitedGlobalCom, Inc., Liberty Media Corporation and certain major stockholders had entered into an Agreement and Plan of Restructuring and Merger

(c) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant as currently in effect. (1)
3.2	Bylaws of the Registrant as currently in effect. (1)
4.1	Specimen of Class A Common Stock certificate of the Registrant.
4.2	Specimen of Class B Common Stock certificate of the Registrant.
4.3	Specimen of Class C Common Stock certificate of the Registrant.
4.4	Indenture dated as of February 5, 1998 between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Firstar Bank of Minnesota N.A. (now known as Firstar Bank, N.A.).(2)
4.5	Supplemental Indenture dated January 24, 2002 between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Firstar Bank, N.A., as Trustee.(3)
4.6	Indenture dated as of July 30, 1999, between United Pan-Europe Communications N.V. ("UPC") and Citibank N.A., as Trustee, with respect to UPC 10.875% Senior Notes.(4)
4.7	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 12.5% Senior Discount Notes.(4)
4.8	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 10.875% Senior Notes.(5)
4.9	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 11.25% Senior Notes.(5)
4.10	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 13.375% Senior Discount Notes.(5)
4.11	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11.5% Senior Notes due 2010.(6)
4.12	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11.25% Senior Notes due 2010.(6)
4.13	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 13.75% Senior Discount Notes due 2010.(6)
10.1	Amended and Restated Agreement and Plan of Restructuring and Merger, dated December 31, 2001, by and among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), United/New United Merger Sub, Inc., Liberty Media Corporation, Liberty Media International, Inc., Liberty Global, Inc. and each Person indicated as a "Founder" on the signature pages thereto.(1)

10.2	Amended and Restated United/New United Merger Agreement, dated December 31, 2001, by and among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) and United/New United Merger Sub, Inc.(1)
10.3	Founders Agreement with respect to UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), dated January 30, 2002.(1)
10.4	Founders Agreement with respect to UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc.), dated January 30, 2002.(1)
10.5	Stockholders Agreement among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., Liberty UCOMA, LLC and each of the Persons identified on the signature pages thereto as a "Founder," dated January 30, 2002.(1)
10.6	Voting Agreement among New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), and each of the Persons indicated as a "Founder" on the signature pages thereto, dated January 30, 2002.(1)
10.7	Agreement regarding Old United among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.8	Agreement Regarding Additional Covenants among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.9	Standstill Agreement among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.10	Registration Rights Agreement, by and among New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.11	Loan Agreement dated as of May 25, 2001, among Belmarken Holding B.V. and UPC as obligors and UPC Internet Holding B.V. as guarantor and New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) as successor in interest to Liberty-Belmarken, Inc.(7)
10.12	Registration Rights Agreement dated as of May 25, 2001, between UPC and New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) as successor in interest to Liberty-Belmarken, Inc.(7)
10.13	Stock Purchase Agreement dated December 3, 2001, between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Liberty UCOMA, LLC.(8)
10.14	Stock Purchase Agreement dated December 3, 2001, between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Liberty UCOMA, LLC.(8)
10.15	Agreement dated December 3, 2001, among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIH Funding Corp., Salomon Smith Barney, Inc., TD Securities (USA) Inc., J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.) and Donaldson, Lufkin & Jenrette Securities Corporation.(8)
10.16	Form of Promissory Note from United Programming Argentina II, Inc. to the order of LBTW I, Inc.(1)
10.17	1993 Stock Option Plan of the Registrant, amended and restated as of January 30, 2002.
10.18	Stock Option Plan for Non-Employee Directors of the Registrant, effective June 1, 1993, amended and restated as of December 7, 2001.
10.19	Stock Option Plan for Non-Employee Directors of the Registrant, effective March 20, 1998, amended and restated as of January 30, 2002.
10.20	United Latin America, Inc. Stock Option Plan, effective June 6, 1997, as amended.(9)
10.21	UPC Phantom Stock Option Plan, effective March 20, 1998. (10)
10.22	UPC Amended Stock Option, effective June 13, 1996, as amended. (11)

10.23	chello broadband Phantom Stock Option Plan, effective June 19, 1998. (12)
10.24	chello broadband Foundation Stock Option Plan, effective June 23, 1999. (12)
10.25	Euro 4.0 billion Senior Secured Credit Facility for UPC Distribution Holding B.V. and UPC Financing Partnership, dated October 26, 2000, with Chase Manhattan Bank and Toronto Dominion Bank.(13)
10.26	Credit Agreement dated as of April 29, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA), Inc. and Citibank, N.A.(14)
10.27	Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philips Media B.V., Philips Media Networks B.V., UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), Joint Venture, Inc. and United and Philips Communications B.V.(15)
10.28	Share Exchange Agreement, dated as of March 9, 2000, by and between UPC and the shareholders named therein.(16)
10.29	Memorandum of Understanding, dated as of February 1, 2002, by and among UPC, UnitedGlobalCom, Inc. and UGC Holdings, Inc.(17)
10.30	Closing Agreement, dated as of December 7, 2001, by and among UPC, Canal+ Group, UPC Polska, Inc., Polska Telewizja Cyfrowa TV Sp. z o.o. ("PTC") and Telewizyjna Korporacja Partycypacyjna S.A. ("TKP").(18)
10.31	Shareholders Agreement, dated August 10, 2001, by and among UPC, PTC, Canal+ Group and Polcom Invest S.A.(18)
10.32	Contribution and Subscription Agreement, dated as of August 10, 2001, by and among UPC, Canal+ Group, UPC Polska, Inc., PTC and TKP.(18)
10.33	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of John F. Riordan in favor of United International Properties, Inc. ("UIPI").(19)
10.34	Replacement Promissory Note (Non-Purpose Credit) dated November 22, 2000 of John F. Riordan in favor of UIPI.(19)
10.35	Promissory Note (Non-Purpose Credit) dated January 29, 2001 of John F. Riordan in favor of UIPI.(19)
10.36	Promissory Note (Non-Purpose Credit) dated April 4, 2001 of John F. Riordan in favor of UIPI.(19)
10.37	Letter Agreement (Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and John F. Riordan.(19)
10.38	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and John F. Riordan.(19)
10.39	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, Austar United and John F. Riordan.(19)
10.40	Letter Agreement (Purpose Credit) dated May 16, 2001 among UIPI, UPC and John F. Riordan.(19)
10.41	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, UPC and John F. Riordan.(19)
10.42	Letter Agreement (Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and John F. Riordan.(19)
10.43	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and John F. Riordan.(19)
10.44	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Mark L. Schneider in favor of UIPI.(19)
10.45	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Mark L. Schneider in favor of UIPI.(19)
10.46	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The MLS Family Partnership LLLP in favor of UIPI.(19)

10.47	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The MLS Family Partnership LLLP in favor of UIPI.(19)
10.48	Replacement Guaranty for Purpose Credit dated November 22, 2000 of Mark L. Schneider in favor of UIPI with respect to The MLS Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).(19)
10.49	Replacement Guaranty for Purpose Credit dated December 21, 2000 of Mark L. Schneider in favor of UIPI with respect to The MLS Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).(19)
10.50	Letter Agreement dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Mark L. Schneider.(19)
10.51	Letter Agreement dated May 16, 2001 among UIPI, UPC and Mark L. Schneider.(19)
10.52	Letter Agreement dated May 16, 2001 among UIPI, chello broadband and Mark L. Schneider.(19)
10.53	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Michael T. Fries in favor of UIPI.(19)
10.54	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.55	Replacement Promissory Note (Non-Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.56	Replacement Guaranty for Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).(19)
10.57	Replacement Guaranty for Non-Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Non-Purpose Credit).(19)
10.58	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Michael T. Fries in favor of UIPI.(19)
10.59	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.60	Replacement Promissory Note (Non-Purpose Credit) dated December 21, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.61	Replacement Guaranty for Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).(19)
10.62	Replacement Guaranty for Non-Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Non-Purpose Credit).(19)
10.63	Promissory Note (Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.64	Promissory Note (Non-Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.65	Guaranty for Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Purpose Credit).(19)
10.66	Guaranty for Non-Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Non-Purpose Credit).(19)
10.67	Promissory Note (Purpose Credit) dated June 25, 2001 of Michael T. Fries in favor of UIPI.(19)
10.68	Promissory Note (Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(19)

10.69	Promissory Note (Non-Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(19)
10.70	Letter Agreement (Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Michael T. Fries.(19)
10.71	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Michael T. Fries.(19)
10.72	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, UPC and Michael T. Fries.(19)
10.73	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and Michael T. Fries.(19)
10.74	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, Austar United and Michael T. Fries.(19)
10.75	Letter Agreement (Purpose Credit) dated June 25, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI, New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), Michael T. Fries and The Fries Family Partnership LLLP.(19)
21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Public Accountants – Arthur Andersen LLP (UnitedGlobalCom, Inc.)
24.1	Power of Attorney.
99.1	Letter from UnitedGlobalCom, Inc. to the Commission re Arthur Andersen LLP.

(1)
Incorporated by reference from United's Registration Statement on Form S-1 dated February 14, 2002 (File No. 333-82776).
(2)
Incorporated by reference from UGC Holdings' Form S-4 filed on March 3, 1998 (File No. 333-47245).
(3)
Incorporated by reference from UGC Holdings' 8-K dated January 18, 2002 (File No. 000-21974).
(4)
Incorporated by reference from UPC's Form 8-K dated July 30, 1999 (File No. 000-25365).
(5)
Incorporated by reference from UPC's Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-25365).
(6)
Incorporated by reference from UPC's Form 10-K for the year ended December 31, 1999 (File No. 000-25365).
(7)
Incorporated by reference from UPC's Form 8-K dated May 29, 2001 (File No. 000-25365).
(8)
Incorporated by reference from UGC Holdings' 8-K dated December 3, 2001 (File No. 000-21974).
(9)
Incorporated by reference from UGC Holdings' Form 10-K for the year ended December 31, 2000 (File No. 000-21974).
(10)
Incorporated by reference from UPC's Form S-1 Registration Statement filed on November 24, 1998 (File No. 333-67895).
(11)
Incorporated by referenced from UPC's Form 10-K for the year ended December 31, 1998 (File No. 000-25365).
(12)
Incorporated by referenced from UPC's Form 10-K for the year ended December 31, 2000 (File No. 000-25365).
(13)
Incorporated by reference from UPC's Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-25365).
(14)
Incorporated by reference from UGC Holdings' Form 8-K dated April 29, 1999 (File No. 000-21974).
(15)
Incorporated by reference from UGC Holdings' Form 8-K dated December 11, 1997 (File No. 000-21974).
(16)
Incorporated by reference from UPC's Form 8-K dated March 9, 2000 (File No. 000-25365).
(17)
Incorporated by reference from UPC's 8-K dated February 1, 2002 (File No. 000-25365).
(18)
Incorporated by reference from UPC's 8-K dated December 7, 2001(File No. 000-25365).
(19)
Incorporated by reference from UGC Holdings' Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21974).

(d) See Index to Financial Statements in (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 15th day of April, 2002.

UNITEDGLOBALCOM, INC. a Delaware corporation
By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

April 15, 2002	/s/ GENE W. SCHNEIDER * Gene W. Schneider, Chairman, Chief Executive Officer and Director
April 15, 2002	/s/ ROBERT R. BENNETT * Robert R. Bennett, Director
April 15, 2002	/s/ ALBERT M. CAROLLO * Albert M. Carollo, Director
April 15, 2002	/s/ JOHN P. COLE, JR. * John P. Cole, Jr., Director
April 15, 2002	/s/ VALERIE L. COVER Valerie L. Cover, Vice President and Controller
April 15, 2002	/s/ MICHAEL T. FRIES * Michael T. Fries, President, Chief Operating Officer and Director
April 15, 2002	/s/ GARY S. HOWARD * Gary S. Howard, Director
April 15, 2002	/s/ JOHN C. MALONE * John C. Malone, Director
April 15, 2002	/s/ JOHN F. RIORDAN * John F. Riordan, Director
April 15, 2002	/s/ CURTIS W. ROCHELLE * Curtis W. Rochelle, Director
April 15, 2002	/s/ MARK L. SCHNEIDER * Mark L. Schneider, Director
April 15, 2002	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Chief Financial Officer
April 15, 2002	/s/ TINA M. WILDES * Tina M. Wildes, Director
* By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.)
Report of Independent Public Accountants
Consolidated Balance Sheet as of December 31, 2001, and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the period from February 5, 2001 (Inception) to December 31, 2001
Notes to Consolidated Financial Statements
UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc.)
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheet of UnitedGlobalCom, Inc. (a Delaware corporation f/k/a New UnitedGlobalCom, Inc.) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and cash flows for the period from February 5, 2001 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the period from February 5, 2001 (Inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado
April 12, 2002

UnitedGlobalCom, Inc.

Consolidated Balance Sheet

December 31, 2001
(In thousands)
Assets
Cash and cash equivalents	$–

Total assets	$–

Liabilities and Stockholder's Deficit
Accrued interest	$4
Note payable to UGC Holdings	607

Total current liabilities	611

Stockholder's deficit
Common stock, $0.01 par value, 1 share authorized, issued and outstanding	–
Additional paid-in capital	–
Accumulated deficit	(611)

Total stockholder's deficit	(611)

Total liabilities and stockholder's deficit	$–

Consolidated Statement of Operations

February 5, 2001 (Inception) to December 31, 2001
(In thousands)
General and administrative expense	$(607)
Interest expense	(4)

Net loss	$(611)

Consolidated Statement of Cash Flows

February 5, 2001 (Inception) to December 31, 2001
(In thousands)
Net loss	$(611)
Adjustments to reconcile net loss to net cash flow from operating activities:
Increase in accrued liabilities and other	611

Net cash flow from operating activities	$–

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United", formerly known as New UnitedGlobalCom, Inc.) was formed under Delaware law on February 5, 2001, for the purpose of effectuating the merger on January 30, 2002 of UGC Holdings, Inc. ("UGC Holdings", formerly known as UnitedGlobalCom, Inc.) and a subsidiary of United – see Note 3.

The following chart presents a summary of United's ownership structure as of December 31, 2001:

On February 5, 2001, United issued one share of common stock to United International Properties, Inc. ("UIPI", a wholly-owned subsidiary of UGC Holdings) for $100 in the form of a subscription receivable. On December 2, 2001, UIPI sold to Gene W. Schneider, a shareholder of UGC Holdings, its one share of United's outstanding common stock. In December 2001, United executed a note payable to UIPI in the amount of $606,518, representing costs of the merger transaction paid by UIPI on behalf of United. The note bears interest at 8.0% per annum and is due on demand.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a direct or indirect majority voting interest. All intercompany balances and transactions have been eliminated.

Investments in Affiliates, Accounted for under the Equity Method

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through

Board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net assets.

Risks, Uncertainties and Liquidity

As a result of the merger transaction described in Note 3, the Company received a net $71.1 million in cash and recorded notes payable of $407.3 million. Because United does not currently generate positive cash flow, its ability to repay its obligations will be dependent on developing one or more additional sources of cash.

General and Administrative Expense

General and administrative expense represents stock registration costs.

3. Subsequent Events

Merger Transaction

United was formed in February 2001 as part of a series of planned transactions with UGC Holdings and Liberty Media Corporation and certain of its subsidiaries (collectively "Liberty"), which are intended to accomplish a restructuring and recapitalization of United's business. On January 30, 2002, the Company completed a transaction with Liberty and UGC Holdings, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United. In exchange for these contributions, United issued Liberty approximately 21.9 million shares of its Class C common stock;

  •
  Certain long-term stockholders of UGC Holdings (the "Founders") transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of United's Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies.

As a result of the merger transaction:

  •
  UGC Holdings became United's 99.5%-owned subsidiary;

  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of United's Class A common stock;

  •
  The shares of UGC Holdings' preferred stock outstanding immediately prior to the merger, other than UGC Holdings' Series E preferred stock, were converted into an aggregate of approximately 23.3 million shares of United's Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;

  •
  The shares of UGC Holdings' Series E preferred stock outstanding immediately prior to the merger were converted into an aggregate of 1,500 shares of UGC Holdings' Class A common stock;

  •
  Liberty has the right to elect four of United's 12 directors;

  •
  The Founders have the effective voting power to elect eight of United's 12 directors; and

  •
  United has the right to elect half of UGC Holdings' directors and four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle, have the right to elect the other half of UGC Holdings' directors.

Immediately following the merger transaction:

  •
  Liberty contributed to United the $1.225 billion 6.0% guaranteed discount notes due 2007 (the "Exchangeable Loan" or "Belmarken Notes") and, as a result, two of UGC Holdings' Dutch subsidiaries owe the amounts payable under such notes, which had an accreted value of $891.7 million as of January 30, 2002, to United rather than to Liberty;

  •
  Liberty contributed $200.0 million in cash to United;

  •
  Liberty contributed to United $1.435 billion face amount of United Pan-Europe Communications, N.V. ("UPC") senior notes and €263.1 million face amount of UPC senior discount notes and, as a result, UPC owes the obligations represented by such senior notes and senior discount notes to United rather than to Liberty; and

  •
  In exchange for the contribution of these assets to United, an aggregate of approximately 281.3 million shares of United's Class C common stock was issued to Liberty.

In December 2001, IDT United Inc. ("IDT United") commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior notes of UGC Holdings. This tender offer expired at 5:00 p.m., New York City time, on February 1, 2002. As of the expiration of the tender offer, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United.

Prior to the merger on January 30, 2002, United acquired from Liberty $751.2 million aggregate principal amount at maturity of the senior notes of UGC Holdings, as well as all of Liberty's interest in IDT United. The purchase price for the senior notes and Liberty's interest in IDT United was:

  •
  United's assumption of approximately $304.6 million of indebtedness owed by Liberty to UGC Holdings (due January 30, 2004); and

  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, LBTW I, Inc., a subsidiary of Liberty, loaned United Argentina approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Argentina an additional $85.4 million, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002. United used the proceeds of these loans to purchase additional shares of preferred stock and promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary.

United has no independent operations of its own other than those attributable to its 99.5% common stock interest in UGC Holdings. United's Board of Directors and the Board of Directors of UGC Holdings recently approved the conversion of the 0.5% economic interest held by the Founders into UGC Holdings Class C non-voting common stock, which would result in 100% voting control over UGC Holdings' Board of Director elections by United. Following conversion, United would consolidate UGC Holdings and its subsidiaries. The timing of that conversion is uncertain, but is expected to occur as soon as practicable.

The Company plans to account for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership, followed by a preferred stock conversion at historical cost, and then a share issuance to Liberty for financial assets at fair value. Accordingly, United's investment in UGC Holdings and share in results of UGC Holdings are expected to be based on historical cost, using the equity method of accounting. Effective with the merger transaction, United anticipates reflecting a negative investment in UGC Holdings equal to the deficit in stockholders' equity of UGC Holdings at the effective time of the merger transaction, reduced by the UGC Holdings senior notes acquired directly from Liberty and through IDT United and by the conversion of Series B convertible preferred stock previously reflected in temporary equity. United plans to continue to record its share of UGC Holdings' losses because management believes it is probable that United will obtain 100% voting control over UGC Holdings' Board of Director elections in the foreseeable future, at which time United would consolidate UGC Holdings.

Financial Information of UGC Holdings

The following presents condensed consolidated financial information for UGC Holdings as of December 31, 2001 and 2000 and for the three years ended December 31, 2001. This financial information is derived from the historical financial statements of UGC Holdings included elsewhere in this Annual Report on Form 10-K. The financial statements and footnotes of UGC Holdings should be read in conjunction with the financial statements and footnotes of the Company.

UGC Holdings Consolidated Balance Sheets

	December 31,
	2001	2000
	(In thousands)
Current assets	$1,943,862	$2,937,331
Non-current assets	7,095,389	10,209,621

Total assets	$9,039,251	$13,146,952

Current liabilities	$10,223,125	$1,553,765
Non-current liabilities	2,100,340	9,765,736
Minority interests in subsidiaries	1,240,665	1,884,568
Preferred stock	29,990	28,117
Shareholders' deficit	(4,554,869)	(85,234)

Total liabilities and stockholders' deficit	$9,039,251	$13,146,952

UGC Holdings Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Revenue	$1,561,894	$1,251,034	$720,762
Expenses	(4,433,593)	(2,391,837)	(1,496,387)

Operating loss	(2,871,699)	(1,140,803)	(775,625)
Other	(1,645,902)	(80,087)	1,411,943

(Loss) income from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(4,517,601)	(1,220,890)	636,318
Other	23,503	–	–

Net (loss) income	$(4,494,098)	$(1,220,890)	$636,318

Certain Income Tax Consequences of the Merger Transaction

For U.S. income tax purposes, United and UGC Holdings will not file as part of a consolidated group because United does not have the requisite control of UGC Holdings to permit tax consolidation. As a separate entity, United may not use any tax attributes, which include but are not limited to net operating losses, tax credits, or capital losses, generated by UGC Holdings or its affiliated U.S. subsidiaries to reduce taxes paid by United.

As a result of the merger transaction, United owns certain senior notes of UGC Holdings. The direct acquisition of UGC Holdings senior notes by United triggered cancellation of debt ("COD") income at the UGC Holdings level for income tax purposes, which may result in the utilization of substantially all of UGC Holdings' net operating loss carryforwards existing as of December 31, 2001. United will recognize interest income on these bonds as they accrete. This interest will not be deductible by UGC Holdings for U.S. income tax purposes as it accretes. Instead, a portion of such interest may be deducted when and if such interest is paid in the future. The remaining portion is permanently non-deductible. In addition to the 10 3/4% senior discount notes, United owns several notes and bonds from other affiliates as a result of the merger transaction. United will generally be required to recognize interest income from such notes and bonds as it accrues or accretes to the extent it is likely that such amounts will ultimately be paid. As a result of this interest income, United may recognize taxable income in 2002 on which it will owe current federal and state income taxes.

Planned Restructuring

In connection with the restructuring plan of UPC, UPC signed a Memorandum of Understanding, dated February 1, 2002 (the "Memorandum of Understanding"), by and among UPC, United and UGC Holdings. The Memorandum of Understanding relates to an agreement in principle among UPC, United and UGC Holdings, to effectuate a series of transactions, which, if consummated, would result in a restructuring of the outstanding debt obligations of UPC and its subsidiaries. The Memorandum of Understanding with United and UGC Holdings is conditional, among other things, on the receipt of tenders of 95.0% of all UPC notes outstanding in an exchange offer. United has agreed in principle to convert $2.6 billion of indebtedness, which was acquired as a result of the merger transaction with Liberty, and $0.3 billion of convertible preference shares held by UGC Holdings into new UPC ordinary shares as part of the recapitalization.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UGC Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of UGC Holdings, Inc. (a Delaware corporation f/k/a UnitedGlobalCom, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGC Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Denver, Colorado
April 12, 2002

UGC Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	December 31,
Assets	2001	2000
Current assets
Cash and cash equivalents	$920,140	$1,876,828
Restricted cash	86,625	11,612
Short-term liquid investments	78,946	347,084
Subscriber receivables, net of allowance for doubtful accounts of $51,405 and $66,559, respectively	152,025	169,532
Notes receivable, related parties	310,660	247,134
Other receivables, including related party receivables of $32,389 and $20,275, respectively	108,559	173,995
Deferred financing costs, net of accumulated amortization of $39,178	132,564	–
Deferred taxes	3,604	2,896
Business transferred under contractual arrangement	78,672	–
Other current assets, net	72,067	108,250

Total current assets	1,943,862	2,937,331
Investments in affiliates, accounted for under the equity method, net	231,625	756,322
Property, plant and equipment, net of accumulated depreciation of $1,174,197 and $920,972, respectively	3,692,485	3,880,657
Goodwill and other intangible assets, net of accumulated amortization of $564,149 and $448,012, respectively.	2,843,922	5,154,907
Deferred financing costs, net of accumulated amortization of $7,688 and $52,180, respectively	18,371	207,573
Derivative assets	131,320	154,195
Deferred taxes	8,866	5,057
Business transferred under contractual arrangement	143,124	–
Other assets, net	25,676	50,910

Total assets	$9,039,251	$13,146,952

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable, including related party payables of $1,347 and $1,555, respectively	$350,813	$578,399
Accrued liabilities	697,827	619,609
Subscriber prepayments and deposits	88,975	96,296
Short-term debt	77,614	51,208
Current portion of senior notes and other long-term debt, including related party debt of $2,314,992 and nil, respectively	8,389,494	193,923
Business transferred under contractual arrangement	607,350	–
Other current liabilities	11,052	14,330

Total current liabilities	10,223,125	1,553,765
Senior discount notes and senior notes	1,565,856	6,369,764
Other long-term debt	78,037	3,329,357
Business transferred under contractual arrangement	228,012	–
Deferred taxes	80,300	8,237
Other long-term liabilities	148,135	58,378

Total liabilities	12,323,465	11,319,501

Commitments and contingencies (Notes 15 and 16)
Minority interests in subsidiaries	1,240,665	1,884,568

Series B convertible preferred stock, stated at liquidation value, 113,983 shares issued and outstanding	29,990	28,117

Stockholders' deficit
Class A common stock, $0.01 par value, 210,000,000 shares authorized, 98,042,205 and 83,820,633 shares issued and outstanding, respectively	981	838
Class B common stock, $0.01 par value, 30,000,000 shares authorized, 19,027,134 and 19,221,940 shares issued and outstanding, respectively	190	192
Series C convertible preferred stock, 425,000 shares issued and outstanding	425,000	425,000
Series D convertible preferred stock, 287,500 shares issued and outstanding	287,500	287,500
Additional paid-in capital	1,537,944	1,531,593
Deferred compensation	(74,185)	(117,136)
Treasury stock, at cost, 5,604,948 shares of Class A common stock	(29,984)	(29,984)
Accumulated deficit	(6,436,679)	(1,892,706)
Other cumulative comprehensive loss	(265,636)	(290,531)

Total stockholders' deficit	(4,554,869)	(85,234)

Total liabilities and stockholders' deficit	$9,039,251	$13,146,952

The accompanying notes are an integral part of these consolidated financial statements.

UGC Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts and number of shares)

	Year Ended December 31,
	2001	2000	1999
Revenue	$1,561,894	$1,251,034	$720,762
Operating expense	(1,062,394)	(893,682)	(458,748)
Selling, general and administrative expense	(698,954)	(682,633)	(618,925)
Depreciation and amortization	(1,147,176)	(815,522)	(418,714)
Impairment and restructuring charges	(1,525,069)	–	–

Operating loss	(2,871,699)	(1,140,803)	(775,625)
Interest income, including related party income of $35,340, $1,918 and $561, respectively.	104,700	133,297	54,375
Interest expense, including related party expense of $58,834, nil and nil, respectively	(1,070,830)	(928,783)	(399,999)
Foreign currency exchange loss, net	(148,192)	(215,900)	(39,501)
Proceeds from litigation settlement	194,830	–	–
(Loss) gain on sale of investments in affiliates, net	(416,803)	6,194	–
Provision for loss on investments	(342,419)	(5,852)	(7,127)
Gain on issuance of common equity securities by subsidiaries	–	127,731	1,508,839
Other expense, net	(117,923)	(4,305)	(14,641)

(Loss) income before other items	(4,668,336)	(2,028,421)	326,321
Income tax benefit (expense), net	40,661	2,897	(198)
Minority interests in subsidiaries	496,515	934,548	360,444
Share in results of affiliates, net	(386,441)	(129,914)	(50,249)

(Loss) income from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(4,517,601)	(1,220,890)	636,318
Extraordinary gain on early retirement of debt	3,447	–	–
Cumulative effect of change in accounting principle	20,056	–	–

Net (loss) income	$(4,494,098)	$(1,220,890)	$636,318

Foreign currency translation adjustments	$11,157	$(47,625)	$(127,154)
Unrealized holding gains (losses) arising during period	37,526	(31,668)	6,858
Change in fair value of derivative assets	(24,059)	–	–
Cumulative effect on other comprehensive income of change in accounting principle	523	–	–
Amortization of cumulative effect of change in accounting principle	(252)	–	–

Comprehensive (loss) income	$(4,469,203)	$(1,300,183)	$516,022

Basic net (loss) income attributable to common stockholders (Note 20)	$(4,545,846)	$(1,272,482)	$617,926

Diluted net (loss) income attributable to common stockholders (Note 20)	$(4,545,846)	$(1,272,482)	$636,318

Net (loss) income per common share:
Basic net (loss) income before extraordinary gain and cumulative effect of change in accounting principle	$(45.76)	$(13.24)	$7.53
Extraordinary gain on early retirement of debt	0.03	–	–
Cumulative effect of change in accounting principle	0.20	–	–

Basic net (loss) income	$(45.53)	$(13.24)	$7.53

Diluted net (loss) income before extraordinary gain and cumulative effect of change in accounting principle	$(45.76)	$(13.24)	$6.67
Extraordinary gain on early retirement of debt	0.03	–	–
Cumulative effect of change in accounting principle	0.20	–	–

Diluted net (loss) income	$(45.53)	$(13.24)	$6.67

Weighted-average number of common shares outstanding:
Basic	99,834,387	96,114,927	82,024,077

Diluted	99,834,387	96,114,927	95,331,929

The accompanying notes are an integral part of these consolidated financial statements.

UGC Holdings, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Series C Preferred Stock		Series D Preferred Stock
											Treasury Stock			Other Cumulative Comprehensive Loss
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 1998	61,349,990	$614	19,831,760	$198	–	$–	–	$–	$378,191	$(679)	5,569,240	$(29,061)	$(1,241,986)	$(90,942)	$(983,665)
Exchange of Class B common stock for Class A common stock	507,820	5	(507,820)	(5)	–	–	–	–	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with exercise of warrants	2,883,600	29	–	–	–	–	–	–	21,598	–	–	–	–	–	21,627
Issuance of Class A common stock in connection with Company's stock option plans and 401(k) plan	1,839,591	18	–	–	–	–	–	–	10,235	–	–	–	–	–	10,253
Exchange of Series A convertible preferred stock for Class A common stock	3,006,404	30	–	–	–	–	–	–	26,276	–	–	–	–	–	26,306
Exchange of Series B convertible preferred stock for Class A common stock	487,410	5	–	–	–	–	–	–	5,173	–	–	–	–	–	5,178
Issuance of Class A common stock in connection with public offering, net of offering costs	11,500,000	115	–	–	–	–	–	–	571,325	–	–	–	–	–	571,440
Issuance of Series C and D convertible preferred stock, net of offering costs	–	–	–	–	425,000	395,250	287,500	267,375	(21,088)	–	–	–	–	–	641,537
Accrual of dividends on Series A, B, C and D convertible preferred stock	–	–	–	–	–	14,875	–	1,398	(2,119)	–	–	–	(16,273)	–	(2,119)
Equity transactions of subsidiaries	–	–	–	–	–	–	–	–	427,044	(221,640)	–	–	–	–	205,404
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	102,323	–	–	–	–	102,323
Net income	–	–	–	–	–	–	–	–	–	–	–	–	636,318	–	636,318
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(127,154)	(127,154)
Change in unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	6,858	6,858

Balances, December 31, 1999	81,574,815	$816	19,323,940	$193	425,000	$410,125	287,500	$268,773	$1,416,635	$(119,996)	5,569,240	$(29,061)	$(621,941)	$(211,238)	$1,114,306

The accompanying notes are an integral part of these consolidated financial statements.

UGC Holdings, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity (Continued)
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Series C Preferred Stock		Series D Preferred Stock
											Treasury Stock			Other Cumulative Comprehensive Loss
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 1999	81,574,815	$816	19,323,940	$193	425,000	$410,125	287,500	$268,773	$1,416,635	$(119,996)	5,569,240	$(29,061)	$(621,941)	$(211,238)	$1,114,306
Exchange of Class B common stock for Class A common stock	102,000	1	(102,000)	(1)	–	–	–	–	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with Company's stock option plans and 401(k) plan	1,027,822	10	–	–	–	–	–	–	7,993	–	–	–	–	–	8,003
Conversion of Series B convertible preferred stock into Class A common stock	48,996	1	–	–	–	–	–	–	519	–	–	–	–	–	520
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	29,750	–	23,758	(1,717)	–	–	–	(49,875)	–	1,916
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	1,067,000	10	–	–	–	(14,875)	–	(5,031)	19,896	–	–	–	–	–	–
Equity transactions of subsidiaries	–	–	–	–	–	–	–	–	127,518	7,467	–	–	–	–	134,985
Amortization of deferred compensation	–	–	–	–	–	–	–	–	(28,235)	(4,607)	–	–	–	–	(32,842)
Loans to related parties, collateralized with common shares and options	–	–	–	–	–	–	–	–	(11,016)	–	–	–	–	–	(11,016)
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	35,708	(923)	–	–	(923)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,220,890)	–	(1,220,890)
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(47,625)	(47,625)
Change in unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	(31,668)	(31,668)

Balances, December 31, 2000	83,820,633	$838	19,221,940	$192	425,000	$425,000	287,500	$287,500	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)

The accompanying notes are an integral part of these consolidated financial statements.

UGC Holdings, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity (Continued)
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Series C Preferred Stock		Series D Preferred Stock
											Treasury Stock			Other Cumulative Comprehensive Loss
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2000	83,820,633	$838	19,221,940	$192	425,000	$425,000	287,500	$287,500	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)
Exchange of Class B common stock for Class A common stock	194,806	2	(194,806)	(2)	–	–	–	–	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with Company's stock option plans and 401(k) plan	76,504	1	–	–	–	–	–	–	386	–	–	–	–	–	387
Issuance of Class A common stock for cash	11,991,018	120	–	–	–	–	–	–	19,905	–	–	–	–	–	20,025
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	14,875	–	10,063	(1,873)	–	–	–	(49,875)	–	(26,810)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	1,959,244	20	–	–	–	(14,875)	–	(10,063)	24,918	–	–	–	–	–	–
Equity transactions of subsidiaries	–	–	–	–	–	–	–	–	(29,122)	22,159	–	–	–	–	(6,963)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	(1,292)	20,792	–	–	–	–	19,500
Loans to related parties, collateralized with common shares and options	–	–	–	–	–	–	–	–	(6,571)	–	–	–	–	–	(6,571)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,494,098)	–	(4,494,098)
Cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	523	523
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(252)	(252)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	(24,059)	(24,059)
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	11,157	11,157
Change in unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	37,526	37,526

Balances, December 31, 2001	98,042,205	$981	19,027,134	$190	425,000	$425,000	287,500	$287,500	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,436,679)	$(265,636)	$(4,554,869)

The accompanying notes are an integral part of these consolidated financial statements.

UGC Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net (loss) income	$(4,494,098)	$(1,220,890)	$636,318
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	1,147,176	815,522	418,714
Impairment and restructuring charges	1,525,069	–	–
Accretion of interest on senior notes and amortization of deferred financing costs	492,387	447,056	257,375
Stock-based compensation expense (credit)	8,818	(43,183)	223,734
Unrealized foreign exchange losses	125,722	165,173	35,820
Loss (gain) on sale of investments in affiliates	416,803	(6,194)	–
Provision for loss on investments	342,419	5,852	7,127
Gain on issuance of common equity securities by subsidiaries	–	(127,731)	(1,508,839)
Minority interests in subsidiaries	(496,515)	(934,548)	(360,444)
Share in results of affiliates, net	386,441	129,914	50,249
Cumulative effect of change in accounting principle	(20,056)	–	–
Decrease (increase) in receivables, net	67,526	(67,984)	(82,888)
Decrease (increase) in other assets	2,489	(27,998)	(1,353)
(Decrease) increase in accounts payable, accrued liabilities and other	(175,324)	393,321	235,391

Net cash flows from operating activities	(671,143)	(471,690)	(88,796)

Cash Flows from Investing Activities:
Purchase of short-term liquid investments	(1,691,751)	(3,049,476)	(988,380)
Proceeds from sale of short-term liquid investments	1,907,171	3,244,389	140,216
Restricted cash (deposited) released, net	(74,996)	3,801	(3,259)
Investments in affiliates and other investments	(60,654)	(348,077)	(373,526)
Proceeds from sale of investments in affiliated companies	120,416	–	18,000
New acquisitions, net of cash acquired	(39,950)	(1,703,660)	(2,321,799)
Capital expenditures	(996,411)	(1,846,602)	(821,742)
Increase in notes receivable from affiliates	(268,661)	(245,208)	(723)
Payments on notes receivable and other, net	223,469	53,434	(30,439)

Net cash flows from investing activities	(881,367)	(3,891,399)	(4,381,652)

Cash Flows from Financing Activities:
Issuance of common stock by subsidiaries	695	102,403	2,624,306
Issuance of common stock, net of financing costs	20,025	–	571,440
Issuance of Series C convertible preferred stock	–	–	381,608
Issuance of Series D convertible preferred stock	–	–	259,929
Issuance of convertible preferred stock by subsidiary	–	990,000	–
Issuance of common stock in connection with Company's and subsidiaries' stock option plans	3,334	13,263	28,355
Issuance of common stock in connection with exercise of warrants	–	–	21,627
Proceeds from offering of senior notes and senior discount notes	–	1,612,200	2,749,752
Retirement of existing senior notes	(261,309)	–	(435)
Proceeds from short-term and long-term borrowings	1,673,981	4,328,269	1,064,579
Deferred financing costs	(17,771)	(149,259)	(100,679)
Repayments of short-term and long-term borrowings	(766,950)	(2,468,561)	(1,277,038)
Payment of sellers notes	–	(391)	(18,000)
(Decrease) increase in notes receivable from affiliates and other	(6,571)	(11,016)	2,971

Net cash flows from financing activities	645,434	4,416,908	6,308,415

Effects of Exchange Rates on Cash	(49,612)	(102,906)	52,340

(Decrease) Increase in Cash and Cash Equivalents	(956,688)	(49,087)	1,890,307
Cash and Cash Equivalents, Beginning of Period	1,876,828	1,925,915	35,608

Cash and Cash Equivalents, End of Period	$920,140	$1,876,828	$1,925,915

Supplemental Cash Flow Disclosure:
Cash paid for interest	$519,221	$363,594	$101,121

Cash received for interest	$73,648	$125,943	$41,633

Non-Cash Investing and Financing Activities:
Acquisition of German business via issuance of subsidiary shares	$–	$622,261	$–

Acquisition of Cignal Global Communications via issuance of subsidiary shares	$–	$205,117	$–

The accompanying notes are an integral part of these consolidated financial statements.

UGC Holdings, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

UGC Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UGC Holdings", formerly known as UnitedGlobalCom, Inc.) provides video, telephone and Internet services, which the Company refers to as "Triple Play Distribution" in numerous countries worldwide. The following chart presents a summary of the Company's ownership structure as of December 31, 2001:

2. Risks, Uncertainties and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, because each of the Company's major operating subsidiaries has net working capital deficiencies as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements, there is substantial doubt about the Company's ability to continue as a going concern.

UPC

UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of December 31, 2001, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, the $1.225 billion 6.0% guaranteed discount notes due 2007 (the "Exchangeable Loan" or "Belmarken Notes") and the senior secured credit facility among UPC Distribution Holdings, N.V. ("UPC Distribution") as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"), have been classified as current. These factors raise substantial doubt about UPC's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, its Exchangeable Loan and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business. During 2001, UPC reviewed its current and long-range plan for all segments of its business and hired a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes. As of April 12, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002 interest payment on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010 gave rise to cross events of default under the following credit and loan facilities:

  •
  UPC Distribution Bank Facility;

  •
  Revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  Exchangeable Loan.

The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under such facilities gave the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

On March 4, 2002, UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payment due on February 1, 2002 on UPC's outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010, failure by UPC to make the interest payment due on May 1, 2002 on its outstanding 10.875% Senior Notes due 2007 and 11.25% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults.

Each of these waivers will remain effective until the earlier of:

  •
  June 3, 2002,

  •
  The occurrence of any other event of default under the respective credit or loan facility that is not covered by the waiver, or

  •
  In the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC ordinary shares in accordance with the terms of the Memorandum of Understanding or five business days after United has given notice to UPC that, in its judgment, restructuring negotiations with the holders of the senior notes and senior discount notes are not progressing satisfactorily.

In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a €100.0 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

As of April 12, 2002, UPC had not made the interest payment on the 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. None of the notes or facilities described above have been accelerated or subjected to enforcement actions and none of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

In connection with the restructuring plan of UPC, UPC signed a Memorandum of Understanding, dated February 1, 2002 (the "Memorandum of Understanding"), by and among UPC, United and UGC Holdings. The Memorandum of Understanding relates to an agreement in principle among UPC, United and UGC Holdings, to effectuate a series of transactions, which, if consummated, would result in a restructuring of the outstanding debt obligations of UPC and its subsidiaries. The Memorandum of Understanding with United and UGC Holdings is conditional, among other things, on the receipt of tenders of 95.0% of all UPC notes outstanding in an exchange offer. United has agreed in principle to convert $2.6 billion of indebtedness, which was acquired as a result of the merger transaction with Liberty, and $0.3 billion of convertible preference shares held by UGC Holdings into new UPC ordinary shares as part of the recapitalization.

During March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and $1.435 billion face amount of UPC senior notes and €263.1 million face amount of UPC senior discount notes (the "Liberty UPC Bonds"), and a steering committee representing the holders of UPC's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of such notes and the Exchangeable Loan. United and its advisors and the note holders' steering committee and its advisors are currently conducting due diligence about UPC and UPC's current financial condition. UPC has not reached any decisions with either United or the note holders' steering committee regarding the terms or timing of a debt restructuring. UPC expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the fair value of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes and the Exchangeable Loan, and could include material changes in the nature of UPC's business. Since UPC is in preliminary discussions with United and the note holders' steering committee, UPC cannot predict the terms or the timing of its restructuring. In addition, UPC cannot be assured that it will be able to reach agreement with either United or the note holders on mutually satisfactory terms for the debt restructuring.

If UPC is unable to reach agreement on the terms of the debt restructuring or is otherwise unable to successfully complete a restructuring plan for its debt, UPC may seek relief under a debt moratorium leading to a suspension of payments, or a bankruptcy proceeding under applicable Dutch laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to UPC, holders of UPC's outstanding securities, including UPC's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in UPC's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or UPC's liquidation.

In 2002 and thereafter, UPC anticipates that sources of capital available to them will include working capital and operating cash flows, proceeds from the disposal of non-core investments and further internal reorganization and alignment of businesses, availability under the UPC Distribution Bank Facility and vendor financing. UPC does not anticipate access to the capital markets as a source of funding unless UPC is able to restructure its existing indebtedness. If UPC is able to complete its planned debt restructuring satisfactorily and is able to implement a rationalization of its non-core investments and improve its operating performance, UPC believes that its existing cash balance, working capital, operating cash flow and availability under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. During the period in which the waivers are in place in relation to the cross events of default under the UPC Distribution Bank Facility, UPC has a drawdown limitation of €100.0 million under this facility. Should the planned debt restructuring and investment rationalization program be unsuccessful, or should operating results fall behind UPC's current business plan, UPC would not have sufficient funds to meet its expenditure or debt commitments and as such would likely not be able to continue as a going concern.

VTR

VTR's working capital as of December 31, 2001 and projected operating cash flows were sufficient to fund VTR's operations for the next year, however, they were not sufficient to service its indebtedness over the next year, raising substantial doubt about its ability to continue as a going concern. VTR's ability to continue as a going concern is dependent on a successful refinancing of its $176.0 million bank facility (the "VTR Bank Facility"), which is due April 29, 2002. Though VTR believes the refinancing will be successful, there can be no assurance that it will occur on terms that are satisfactory to VTR or UGC Holdings or at all. Any refinancing that occurs on terms that are less favorable than expected could adversely affect VTR's ability or the ability of UGC Holdings and subsidiaries to obtain new or alternative financing. If VTR fails to refinance this facility, its lenders would have certain enforceable rights, including the right to commence involuntary bankruptcy proceedings or any other action available to creditors. VTR would then need to obtain funding from external sources, restructure its operations or sell assets in order to repay the VTR Bank Facility and pay its other liabilities when due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should VTR be unable to continue as a going concern. VTR needs approximately $88.5 million from the Company for capital expenditures to meet its growth needs through 2002, although there can be no assurance that UGC Holdings will fund all or a portion of such amount.

3. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire fiscal year ended December 31, 2001, 2000 or 1999:

Entity	Effective Date of Consolidation
UTH (UPC Nederland)	February 1, 1999
VTR	May 1, 1999
UPC Slovensko (UPC Slovak)	June 1, 1999
GelreVision (UPC Nederland)	June 1, 1999
RCF (UPC France)	June 1, 1999
Saturn (New Zealand)	August 1, 1999
Stjärn (UPC Sweden)	August 1, 1999
Videopole (UPC France)	August 1, 1999
@Entertainment (UPC Polska)	August 1, 1999
Time Warner Cable France (UPC France)	September 1, 1999
A2000 (UPC Nederland)	September 1, 1999
Kabel Plus (UPC Czech)	October 1, 1999
Monor	December 1, 1999
Tebecai (UPC Nederland)	February 1, 2000
Intercomm (UPC France)	February 1, 2000
El Tele Ostfold (UPC Norge)	March 1, 2000
UPC Magyarorszag	March 1, 2000
K&T Group (UPC Nederland)	March 31, 2000
DattelKabel (UPC Czech)	July 1, 2000
EWT/TSS Group	October 1, 2000
Cignal Global Communications ("Cignal") (Priority Telecom)	November 1, 2000

Saturn was deconsolidated effective April 1, 2000 in connection with the formation of the 50/50 joint venture, TelstraSaturn. UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Short-Term Liquid Investments

Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term liquid investments include certificates of deposit, commercial paper, corporate bonds and government securities which have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and are reported at fair market value.

Restricted Cash

Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained on the books until either receipt of payment or the account is deemed uncollectable for a maximum of three years.

Costs to be Reimbursed by Affiliates

The Company incurs certain costs on behalf of affiliates, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliates.

Investments in Affiliates, Accounted for under the Equity Method

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through Board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net assets.

The Company evaluates its investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock ("APB 18") and Staff Accounting Bulletin No. 59 Accounting for Noncurrent Marketable Equity Securities ("SAB 59"). A decline in value of an investment which is other than temporary is recognized as a realized loss, establishing a new carrying value for the investment. Factors considered in making this evaluation include the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer, and the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Marketable Equity Securities and Other Investments

The cost method of accounting is used for the Company's other investments in affiliates in which the Company's ownership interest is less than 20.0% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20.0% and where the Company does not exert significant influence as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, and realized gains and losses and other-than-temporary declines in market value are included in operations.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed include overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

Cable distribution networks	3-20 years
Subscriber premises equipment and converters	3-10 years
Microwave multi-channel distribution system ("MMDS") and satellite direct-to-home ("DTH") facilities	5-20 years
Office equipment, furniture and fixtures	3-10 years
Buildings and leasehold improvements	3-33 years
Other	3-10 years

Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

Goodwill and Other Intangible Assets

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

Recoverability of Tangible and Intangible Assets

The Company assesses the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of use of the acquired assets or the strategy for the overall business;

  •
  significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived tangible assets, identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, future cash flows are evaluated to determine if an impairment charge is necessary. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The measurement of the impairment loss is based on the fair value of the asset, which is generally determined using a discounted cash flow approach, as well as recent comparable transactions in the market.

Deferred Financing Costs

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method and classified according to the terms of the related debt instrument.

Derivative Financial Instruments

The Company uses derivative financial instruments including cross currency and interest rate swaps to manage exposures to movements in foreign exchange rates and interest rates. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and access the effectiveness of transactions that receive hedge accounting.

For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded as a component of other cumulative comprehensive income or loss in stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The change in fair value of the hedged item is recorded as an adjustment to its carrying value on the balance sheet.

For derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings.

The impact of adopting SFAS 133 as of January 1, 2001 was a gain of $20.1 million, which was recorded in the statement of operations as a cumulative effect of a change in accounting principle.

Subscriber Prepayments and Deposits

Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Revenue Recognition

Revenue from the provision of video, voice and Internet access services to customers is recognized in the period the related services are provided. For cable television, initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. For DTH, initial installation fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

Staff Accounting Bulletin No. 51 Accounting for Sales of Stock by a Subsidiary ("SAB 51") Accounting Policy

Gains realized as a result of common stock sales by the Company's subsidiaries are recorded in the consolidated statements of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The Company has provided pro forma disclosures of net loss as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), had been applied. Pro forma disclosures include the effects of stock options granted during the years ended December 31, 2001, 2000 and 1999.

UPC, chello broadband, Priority Telecom and Austar United have adopted stock-based compensation plans for their employees whereby compensation expense is recognized for the difference between the grant price and the fair market value of vested options at each new measurement date. UPC, chello broadband, Priority Telecom, ULA and VTR have also adopted phantom stock-based compensation plans for their employees whereby the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. Subsequent decreases in the estimated fair value of these vested options will cause a reversal of previous charges taken, until the options are exercised or expire.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not they will not be realized.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is determined by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during each period. Net (loss) income available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital and/or accumulated deficit. Diluted net (loss) income per share includes the effects of potentially issuable common stock, but only if dilutive.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity and are included in Other Cumulative Comprehensive Loss. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

New Accounting Principles

In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", that is, feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, Accounting Principles Board Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 141 will have on its financial position and results of operations, as well as the impact on future business combinations that are currently being negotiated or contemplated.

In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB 18. All recognized intangible assets which are deemed not to have an indefinite life will continue to be amortized over their estimated useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. While the Company has not determined what the impact of the application of SFAS 142 will be on its financial position and results of operations, it is possible a substantial cumulative effect adjustment may be required. As of December 31, 2001, net goodwill of approximately $2.8 billion is included in the accompanying consolidated balance sheet.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 supersedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. Acquisitions and Other

2001

In January 2001, UPC acquired DeAlkmaarse Kabel in The Netherlands for a purchase price of $46.2 million. The purchase price was paid in cash of $21.5 million and a one-year note bearing interest at 8.0% per annum. This note was repaid in cash in January 2002.

On September 27, 2001, Priority Telecom listed its 3,986,519 issued and outstanding ordinary shares on the Euronext Amsterdam ("Euronext"). UPC owns 2,596,021 of these ordinary shares and all of the 2,728,605 Priority Telecom class A shares, for an ownership interest (not including shares held by the Priority Telecom Foundation) of 79.1%.

In December 2001, UPC and Canal+ Group, the television and film division of Vivendi Universal ("Canal+") merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycypacyjna S.A., a subsidiary of Canal+ ("TKP"), and placed €30.0 million ($26.8 million) cash into an escrow account, which was used to fund TKP with a loan of €30.0 million in January 2002. The €30.0 million ($26.8 million) has been classified as restricted cash in the consolidated financial statements as of December 31, 2001. In return, UPC Polska received a 25.0% ownership interest in TKP and €150.0 ($134.1) million in cash. TKP is managed and controlled by Canal+, which owns the remaining 75.0% interest. UPC Polska's investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

2000

In February 2000, UPC acquired Intercomm France Holding S.A. for $35.6 million in cash and shares in UPC France. Following the transaction, UPC controls 92.0% of UPC France. In connection with this acquisition, UPC issued shares worth $20.0 million. Based on the carrying value of UGC Holdings' investment in UPC as of February 23, 2000, UGC Holdings recognized a gain of $6.8 million from the resulting step up in the carrying amount of UGC Holdings' investment in UPC.

In February 2000, UPC acquired 100% of Tebecai in the Netherlands for $70.4 million.

In February 2000, UPC acquired 100% of the equity of El Tele Ostfold and Vestfold from certain energy companies in Norway for $39.3 million.

In March 2000, UPC acquired 100% of Kabel Haarlem in The Netherlands for $59.8 million.

In March 2000, UPC acquired K&T Group in the Netherlands for consideration of $1.0 billion. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment	$227,845
Investments in affiliated companies	8,430
Goodwill	786,436
Receivables acquired	216,904
Long-term liabilities	(225,439)
Net current liabilities	(8,129)

Total cash paid	$1,006,047

In March 2000, UPC acquired the 20.75% minority stake held in UPC Magyarorszag by the First Hungary Fund for $61.6 million in cash, increasing UPC's ownership to 100%.

In March 2000, Austar United sold 20.0 million shares to the public, raising gross and net proceeds at $5.20 per share of $104.0 million and $102.4 million, respectively. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, UGC Holdings recognized a gain of $66.8 million from the resulting step up in the carrying amount of UGC Holdings' investment in Austar United. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in Austar United indefinitely.

In October 2000, UPC acquired, through its subsidiary UPC Germany, 100% of EWT/TSS Group for a purchase price of €238.4 million in cash and 49.0% of UPC Germany. In the third quarter of 2001, the purchase price was finalized and UPC recorded the necessary adjustments to the initial purchase price allocation to reflect this settlement. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment	$67,930
Goodwill and other intangibles	705,723
Long-term liabilities	(40,286)
Net current liabilities and other	(26,651)

Total consideration	706,716
UPC Germany shares	(499,295)

Net cash paid	$207,421

UPC has effective ownership of 51.0% of EWT/TSS Group through its 51.0%-owned subsidiary, UPC Germany. Under the UPC Germany shareholders agreement, the 49.0% shareholder has an option to put its interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its shares or the equivalent value of cash on such date.

Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfill a contribution obligation no later than March 2003, by contribution of certain assets amounting to approximately €358.8 ($320.7) million. If UPC fails to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49.0% owner in UPC Germany may call for 22.0% of the outstanding shares of UPC Germany for nominal consideration. As a result of events discussed in Note 2, on March 5, 2002, UPC received the holders' notice of exercise. Upon settlement of the exercise, UPC's interest in UPC Germany would be reduced to 29.0% and UPC would no longer consolidate UPC Germany. UPC believes delivery of the UPC Germany shares would extinguish the contribution obligation.

In November 2000, UPC's subsidiary, Priority Telecom, acquired Cignal through a merger and exchange offer. In the stock-based transaction, Priority Telecom acquired 100% of Cignal in exchange for a 16.0% interest in Priority Telecom. Under the terms of the shareholder's agreement, UPC granted the Cignal shareholders an option to put their interest in Priority Telecom back to UPC if a public listing for Priority Telecom was not consummated by October 1, 2001. Priority Telecom was successful in obtaining a public listing of its ordinary shares on September 27, 2001.

1999

In February 1999, UPC successfully completed an initial public offering, selling approximately 133.8 million shares on Euronext Amsterdam, N.V. ("AEX" or "Euronext") and The Nasdaq Stock Market, Inc. ("Nasdaq"), raising gross and net proceeds at $10.93 per share of $1,463.0 million and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, UGC Holdings recognized a gain of $822.1 million from the resulting step up in the carrying amount of UGC Holdings' investment in UPC. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In August 1998, UPC merged its Dutch cable television and telecommunications assets with those of the Dutch energy company NUON, forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. Details of the net assets contributed were as follows (in thousands):

Working capital	$1,871
Investments in affiliated companies	(96,866)
Property, plant and equipment	(85,037)
Goodwill and other intangible assets	(78,515)
Senior secured notes and other debt	111,553
Other liabilities	17,417

Total net assets contributed	$(129,577)

On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for $265.7 million. In addition, UPC repaid NUON a $17.1 million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment	$210,013
Investments in affiliated companies	46,830
Goodwill	256,749
Long-term liabilities	(242,536)
Net current liabilities	(5,384)

Total cash paid	265,672
Cash acquired	(13,629)

Net cash paid	$252,043

The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 give effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the period. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

	Year Ended December 31, 1999
	Historical	Pro Forma
	(In thousands, except share and per share amounts)
Revenue	$720,762	$730,879

Net income	$636,318	$631,623

Net income per common share:
Basic net income	$7.53	$7.48

Diluted net income	$6.67	$6.63

Weighted-average number of common shares outstanding:
Basic	82,024,077	82,024,077

Diluted	95,331,929	95,331,929

In April 1999, an indirect wholly-owned subsidiary of ULA acquired a 66.0% interest in VTR (the "VTR Acquisition"). This acquisition, combined with the interest in VTR that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTR. The purchase price for the 66.0% interest in VTR was $258.2 million in cash. In addition, the Company provided capital for VTR to prepay $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTR. Details of the net assets acquired were as follows (in thousands):

Working capital	$10,381
Property, plant and equipment	203,154
Goodwill and other intangible assets	244,981
Other long-term assets	14,685
Elimination of equity investment in Chilean joint venture	(69,381)
Long-term liabilities	(145,641)

Total cash paid	258,179
Cash acquired	(5,498)

Net cash paid	$252,681

In June 1999, the Company's interest in Austar Entertainment, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired a 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering, selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at $3.03 per share of $313.6 million and $292.8 million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, UGC Holdings recognized a gain of $248.4 million from the resulting step up in the carrying amount of UGC Holdings' investment in Austar United. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely.

In July 1999, UPC acquired UPC Sweden (formerly known as Stjärn) for a purchase price of $397.0 million, of which $100.0 million was paid in the form of a one-year note with interest at 8.0% per year, and the balance was paid in cash. In July 2000, in accordance with the original terms of the note, UPC elected to repay the one-year note, plus accrued interest, with 4,056,453 of its ordinary shares A. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment	$43,171
Goodwill	442,094
Net current liabilities	(55,997)
Long-term liabilities	(32,268)

Total purchase price	397,000
Seller's note	(100,000)

Total cash paid	297,000
Cash acquired	(3,792)

Net cash paid	$293,208

In August 1999, UPC acquired through UPC France 100% of Videopole for a total purchase price of $135.1 million. The purchase price was paid in cash ($69.9 million) and 2.9 million ordinary shares of UPC ($65.2 million). Based on the carrying value of the Company's investment in UPC as of July 31, 1999, UGC Holdings recognized a gain of $34.9 million from the resulting step up in the carrying amount of UGC Holdings' investment in UPC. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In August 1999, UPC acquired 100% of UPC Polska (formerly known as @Entertainment) for $807.0 million in cash. Details of the net assets acquired were as follows (in thousands):

Net current assets	$51,239
Property, plant and equipment	196,178
Goodwill	986,814
Long-term liabilities	(448,566)
Other	21,335

Total cash paid	807,000
Cash acquired	(62,507)

Net cash paid	$744,493

The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 give effect to the acquisition of UPC Polska as if it had occurred at the beginning of the period. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

	Year Ended December 31, 1999
	Historical	Pro Forma
	(In thousands, except share and per share amounts)
Revenue	$720,762	$767,741

Net income	$636,318	$444,151

Net income per common share:
Basic net income	$7.53	$5.19

Diluted net income	$6.67	$4.66

Weighted-average number of common shares outstanding:
Basic	82,024,077	82,024,077

Diluted	95,331,929	95,331,929

In September 1999, UPC acquired through UPC Nederland the remaining 50.0% of A2000 that it did not already own for consideration of $229.0 million. Details of the net assets acquired were as follows (in thousands):

Receivables assumed	$13,062
Property, plant and equipment	96,539
Goodwill	274,361
Net current liabilities	(25,044)
Long-term liabilities	(129,918)

Total cash paid	229,000
Cash acquired	(521)

Net cash paid	$228,479

In October 1999, UPC completed a second public offering of approximately 45.0 million ordinary shares, raising gross and net proceeds at $21.58 per share of $970.9 million and $922.4 million, respectively. Based on the carrying value of the Company's investment in UPC as of October 19, 1999, UGC Holdings recognized a gain of $403.5 million from the resulting step up in the carrying amount of UGC Holdings' investment in UPC. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

5. Cash and Cash Equivalents, Restricted Cash and Short-Term Liquid Investments

	December 31, 2001
	Cash and Cash Equivalents	Restricted Cash	Short-term Liquid Investments	Total
	(In thousands)
Cash	$806,226	$86,505	$8,657	$901,388
Certificates of deposit	–	120	–	120
Commercial paper	70,183	–	14,091	84,274
Corporate bonds	–	–	33,300	33,300
Government securities	43,731	–	22,898	66,629

Total	$920,140	$86,625	$78,946	$1,085,711

	December 31, 2000
	Cash and Cash Equivalents	Restricted Cash	Short-term Liquid Investments	Total
	(In thousands)
Cash	$1,500,570	$11,023	$–	$1,511,593
Certificates of deposit	48,685	120	126,029	174,834
Commercial paper	326,378	–	54,296	380,674
Corporate bonds	1,195	–	142,763	143,958
Government securities	–	469	23,996	24,465

Total	$1,876,828	$11,612	$347,084	$2,235,524

6. Investments in Affiliates

	December 31, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates		Cumulative Translation Adjustments	Other		Total
	(In thousands)
Europe:
PrimaCom	$341,017	$–	$(67,834)		$(32,747)	$(232,623	)(1)	$7,813
SBS	264,675	–	(74,217)		1,368	(102,037	)(1)	89,789
Tevel	120,877	(6,180)	(113,577)		(1,120)	–		–	(2)
TKP	26,812	–	(3,015)		15	–		23,812
Melita	14,224	–	(1,426)		(3,493)	–		9,305
Iberian Programming	11,947	(2,560)	10,130		3,103	–		22,620
Xtra Music	14,546	–	(7,156)		(1,055)	–		6,335
Other	43,875	(695)	(31,890)		2,105	–		13,395
Latin America:
Telecable	71,819	(20,862)	(5,891)		(6,672)	–		38,394
MGM Networks LA	15,080	–	(15,080)		–	–		–
Jundiai	7,438	(1,572)	1,004		(2,444)	–		4,426
Asia/Pacific:
Pilipino Cable Corporation	18,680	–	(4,342)		(2,588)	–		11,750
Hunan International TV	6,394	–	(2,424)		16	–		3,986

Total	$957,384	$(31,869)	$(315,718	)(3)	$(43,512)	$(334,660)		$231,625

	December 31, 2000
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Other	Total
	(In thousands)
Europe:
PrimaCom	$341,017	$–	$(28,482)	$(21,114)	$–	$291,421
SBS	264,675	–	(36,433)	(4,138)	–	224,104
Tevel	99,385	(6,180)	(39,587)	3,848	–	57,466
Melita	14,052	–	592	(3,480)	–	11,164
Iberian Programming	11,947	(2,560)	5,103	2,319	–	16,809
Xtra Music	14,491	–	(6,367)	(986)	–	7,138
Other	51,835	(695)	(16,707)	(6,242)	–	28,191
Latin America:
Telecable	71,819	(20,862)	(5,282)	(10,135)	–	35,540
MGM Networks LA	14,076	–	(14,076)	–	–	–
Jundiai	7,438	(1,572)	174	(1,808)	–	4,232
Asia/Pacific:
TelstraSaturn	66,629	–	(24,503)	(5,007)	–	37,119
XYZ Entertainment	44,306	(5,464)	(11,515)	(1,387)	–	25,940
Pilipino Cable Corporation	17,346	–	(3,388)	(2,588)	–	11,370
Hunan International TV	6,061	–	(2,181)	16	–	3,896
Other	2,860	–	(614)	(314)	–	1,932

Total	$1,027,937	$(37,333)	$(183,266)	$(51,016)	$–	$756,322

(1)
Based on the Company's analysis of specific quantitative and qualitative factors in accordance with APB 18 and SAB 59 during the third quarter of 2001, the Company determined a decline in the market value of SBS and PrimaCom to be other than temporary, and as a result, the Company reduced the carrying value of these investments to market value and recorded a loss. This provision has been separately presented as "Provision for Loss on Investments" in the accompanying consolidated statement of operations.
(2)
As of December 31, 2001, cumulative losses recognized exceeded the Company's investment in Tevel. In accordance with APB 18 the Company suspended recognition of losses from Tevel. The Company has no further funding obligations related to this investment.
(3)
Excludes cumulative share in results attributable to TelstraClear ($66.1 million loss), XYZ Entertainment ($9.2 million loss), other Asia/Pacific ($1.5 million loss) and one and one-half months from UAP ($177.2 million loss), due to the deconsolidation of UAP effective November 15, 2001.

As of December 31, 2001 and 2000, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

	December 31,
	2001		2000
	Basis Difference	Accumulated Amortization	Basis Difference	Accumulated Amortization
	(In thousands)
Europe:
PrimaCom	$31,032	$(31,032)	$251,167	$(15,678)
SBS	152,512	(31,660)	250,213	(17,364)
Tevel	77,301	(14,914)	83,271	(11,996)
Iberian Programming	12,246	(1,827)	11,586	(1,189)
Melita	10,928	(1,536)	11,098	(978)
Xtra Music	5,142	(1,201)	5,069	(462)
Latin America:
Telecable	36,103	(12,217)	33,392	(9,514)
Asia/Pacific:
XYZ Entertainment(1)	–	–	22,483	(3,159)
TelstraClear(1)	–	–	21,405	(995)

Total	$325,264	$(94,387)	$689,684	$(61,335)

(1)
UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP.

7. Property, Plant and Equipment

	December 31,
	2001	2000
	(In thousands)
Cable distribution networks	$3,417,040	$3,204,674
Subscriber premises equipment and converters	825,320	831,849
MMDS/DTH distribution facilities	105,575	261,896
Information technology systems, office equipment, furniture and fixtures	261,747	254,721
Buildings and leasehold improvements	164,475	142,334
Other	92,525	106,155

	4,866,682	4,801,629
Accumulated depreciation	(1,174,197)	(920,972)

Net property, plant and equipment	$3,692,485	$3,880,657

UPC analyzed the carrying value of certain of its long-lived assets in accordance with SFAS 121, resulting in an impairment charge as of December 31, 2001 – see Note 19.

8. Goodwill and Other Intangible Assets

	December 31,
	2001	2000
	(In thousands)
Europe(1):
UPC Nederland	$1,240,874	$1,590,868
UPC Polska	440,618	951,225
UPC Germany	74,386	883,928
UPC Sweden	359,803	388,884
Priority Telecom	340,745	337,247
UPC N.V	1,346	143,709
Telekabel Group	162,103	167,317
UPC France	197,277	213,931
UPC Magyarorszag	138,190	131,164
UPC Czech	101,831	107,397
Priority Wireless	–	100,297
UPC Norge	78,829	67,249
Other	82,523	77,678
Latin America:
VTR	182,860	208,725
TV Show Brasil	6,487	7,688
Multitel	199	179
Asia/Pacific:
Austar United(2)	–	225,433

	3,408,071	5,602,919
Accumulated amortization	(564,149)	(448,012)

Net goodwill and other intangible assets	$2,843,922	$5,154,907

(1)
UPC analyzed the carrying value of certain of its intangible assets in accordance with SFAS 121, resulting in an impairment charge as of December 31, 2001 – see Note 19.
(2)
UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP.

9. Business Transferred Under Contractual Arrangement

Prior to November 15, 2001, Asia/Pacific owned approximately 99.99% of UAP's outstanding common stock. On November 15, 2001, Asia/Pacific entered into a series of transactions, pursuant to which it transferred an approximate 49.99% interest in UAP to an independent third party for nominal consideration. As a result of these transactions, Asia/Pacific now holds 50.00% of UAP's outstanding common stock. For accounting purposes, these transactions resulted in the deconsolidation of UAP from November 15, 2001 forward and presenting the assets and liabilities of UAP in a manner consistent with the guidance set forth in Staff Accounting Bulletin No. 30 Accounting for Divestiture of a Subsidiary or Other Business Operation ("SAB 30") as of December 31, 2001 as follows (in thousands):

Assets
Business transferred under contractual arrangement, current	$78,672
Business transferred under contractual arrangement, long term	143,124
Liabilities
Business transferred under contractual arrangement, current	(607,350)
Business transferred under contractual arrangement, long term	(228,012)

Net negative investment in UAP as of December 31, 2001	$(613,566)

No gain was recognized upon the deconsolidation of UAP (equal to the amount of the Company's negative investment in UAP at the transaction date). For the period from November 15, 2001 to December 31, 2001, the Company recorded equity in losses of $177.2 million related to its investment in UAP.

UAP's 14.0% senior discount notes were issued in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million (the "UAP Notes"). Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UAP consummated an equity sale resulting in gross proceeds to UAP of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the UAP Notes will accrete to a principal amount of $492.9 million on May 15, 2006, the original maturity date. On May 15, 2001, cash interest began to accrue and was payable semi-annually on each May 15 and November 15, commencing November 15, 2001. UAP failed to make the required interest payment due November 15, 2001, and failed to cure this event of default within the 30-day cure period. As a result, an event of default under the indentures governing the UAP Notes occurred on, and has continued since, December 15, 2001. As of December 31, 2001, UAP's working capital and projected operating cash flow were not sufficient to fund its expected expenditures and repay the UAP Notes over the next year, raising substantial doubt about its ability to continue as a going concern. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding, including the successful restructuring of the UAP Notes. Without a successful restructuring, the shareholders of UAP, including Asia/Pacific, may be forced to forfeit their respective interests in UAP.

Austar United, UAP's majority-owned operating subsidiary, had a bank facility in default with an outstanding balance of A$400.0 ($204.2) million as of December 31, 2001. As of December 31, 2001, Austar United's working capital and projected operating cash flow were not sufficient to fund its expected expenditures and pay its liabilities when due over the next year, raising substantial doubt about its ability to continue as a going concern. This bank facility was refinanced in March 2002. The new facility bears interest at the professional market rate in Australia plus a margin ranging from 2.0% to 3.0% based upon certain debt to cash flow ratios. The new facility is fully repayable pursuant to an amortization schedule beginning March 31, 2005 and ending December 31, 2006. Management of Austar United believes, using cost control and other measures, that Austar United will be able to generate enough operating cash flow, access other funding sources or take such other actions as may be necessary to fund its expected expenditures and pay its liabilities when due over the next year.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should UAP or Austar United be unable to continue as a going concern.

As indicated above, no gain was recorded in the consolidated statement of operations upon the deconsolidation of UAP or upon the filing of the bankruptcy petitions on March 29, 2002, as the Company does not believe such transaction qualifies as a divestiture for accounting purposes. The Company would recognize a gain upon deconsolidation of UAP upon the ultimate liquidation of the Company's indirect 50.0% interest in UAP, which may or may not occur at the completion of the bankruptcy proceedings. If in the future Asia/Pacific acquires the requisite voting control over UAP, the Company would reconsolidate UAP with no gain or loss realized. The Company will continue to present 100% of the assets and liabilities of UAP similar to the SAB 30 presentation above and continue to record 100% of UAP's operating results in the Company's statement of operations until facts and circumstances change regarding the Company's ownership and/or control of UAP.

10. Senior Discount Notes and Senior Notes

	December 31,
	2001	2000
	(In thousands)
UGC Holdings 1998 Notes	$1,222,533	$1,101,010
UGC Holdings 1999 Notes	–	249,497
UPC July 1999 Senior Notes(1):
UPC 10.875% dollar Senior Notes due 2009	800,032	800,000
UPC 10.875% euro Senior Notes due 2009	268,120	278,551
UPC 12.5% dollar Senior Discount Notes due 2009	537,221	475,854
UPC October 1999 Senior Notes(1):
UPC 10.875% dollar Senior Notes due 2007	200,008	200,000
UPC 10.875% euro Senior Notes due 2007	89,373	92,851
UPC 11.25% dollar Senior Notes due 2009	250,553	252,000
UPC 11.25% euro Senior Notes due 2009	89,745	93,168
UPC 13.375% dollar Senior Discount Notes due 2009	331,222	290,974
UPC 13.375% euro Senior Discount Notes due 2009	118,344	108,017
UPC January 2000 Senior Notes(1):
UPC 11.25% dollar Senior Notes due 2010	596,406	595,742
UPC 11.25% euro Senior Notes due 2010	177,669	184,443
UPC 11.5% dollar Senior Notes due 2010	298,220	300,000
UPC 13.75% dollar Senior Discount Notes due 2010	663,950	581,253
UPC Polska Senior Discount Notes	343,323	300,163
UAP Notes(2)	–	466,241

	5,986,719	6,369,764
Less current portion	(4,420,863)	–

Total senior discount notes and senior notes	$1,565,856	$6,369,764

(1)
As discussed in Note 2, UPC is in default under its senior notes and senior discount notes. Accordingly, these borrowings have been reclassified to current.
(2)
UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP.

UGC Holdings 1998 Notes

The UGC Holdings 1998 Notes accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375.0 million on February 15, 2003, at which time cash interest will commence to accrue. Commencing August 15, 2003, cash interest on the UGC Holdings 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The UGC Holdings 1998 Notes will mature on February 15, 2008, and will be redeemable at the option of the Company on or after February 15, 2003.

The UGC Holdings 1998 Notes are senior secured obligations of the Company that rank senior in right of payment to all future subordinated indebtedness of the Company. The UGC Holdings 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of the Company's subsidiaries. Under the terms of the indenture governing the UGC Holdings 1998 Notes (the "Indenture"), the Company's subsidiaries are generally prohibited and/or restricted from incurring any liens against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. The Company has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100.0 million plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits the Company from incurring additional indebtedness with the exception of a general allowance of $75.0 million for debt maturing on or after February 15, 2008, certain guarantees totaling $15.0 million, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business. The Indenture also limits the amount of additional debt that its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue, in addition to restricting its subsidiaries' ability to make certain asset sales and certain payments. Subsequent to December 31, 2001, all but $24.6 million principal amount at maturity of the UGC Holdings 1998 Notes were purchased by United. As a result, the Company and the Indenture trustee signed a supplemental Indenture to effect the removal of substantially all covenants from the Indenture affecting the operations of UGC Holdings and its subsidiaries, the release of liens and the waiver of any defaults or events of default that have or may have occurred or which may occur under the Indenture. As amended, the one remaining covenant relates to the Company's ability, and the ability of the Company's subsidiaries, to sell certain assets or merge with or into other companies.

UGC Holdings 1999 Notes

On April 29, 1999, the Company sold in a private transaction $355.0 million principal amount at maturity of 10.875% senior discount notes due 2009. The UGC Holdings 1999 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to UGC Holdings of $208.9 million. The UGC Holdings 1999 Notes were repaid on December 3, 2001 for $261.3 million in cash, resulting in an extraordinary gain on early extinguishment of debt of $3.4 million.

UPC July 1999 Senior Notes

In July 1999, UPC completed a private placement bond offering consisting of $800.0 million ten-year UPC 10.875% dollar Senior Notes due 2009, €300.0 million UPC 10.875% euro Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year UPC 12.5% dollar Senior Discount Notes due 2009. The UPC 12.5% dollar Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of $400.7 million, and will accrue but not pay interest until February 2005. Interest payments on the UPC 10.875% dollar and euro Senior Notes due 2009 will be due semi-annually, commencing February 1, 2000. Concurrent with the closing of the UPC July 1999 Senior Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC 10.875% dollar Senior Notes due 2009 into fixed and variable rate euro notes with a notional amount totaling €754.7 million. Of the euro notes, 50.0% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offer Rate ("EURIBOR") plus 4.15% (as of December 31, 2001 three months EURIBOR was 3.29%). The remaining 50.0% have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium UPC would pay to the $800.0 million senior note holders if the notes are called on or after August 1, 2004. In December 1999, UPC completed a registered exchange offering for these dollar and euro senior notes and dollar senior discount notes. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC October 1999 Senior Notes

In October 1999, UPC completed a private placement bond offering consisting of six tranches: $200.0 million and €100.0 million of eight-year UPC 10.875% dollar and euro Senior Notes due 2007; $252.0 million and €101.0 million of ten-year UPC 11.25% dollar and euro Senior Notes due 2009 and $478.0 million and €191.0 million aggregate principal amount of ten-year UPC 13.375% dollar and euro Senior Discount Notes due 2009. The UPC 13.375% euro Senior Discount Notes due 2009 were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and €100.0 million and will accrue but not pay interest until November 2004. Concurrent with the closing of the UPC October 1999 Senior Notes, UPC entered into a cross-currency swap, swapping the $252.0 million UPC 11.25% dollar Senior Notes due 2009 into fixed-rate and variable-rate euro notes with a notional amount totaling €240.2 million and swapping the $200.0 million UPC 10.875% dollar Senior Notes due 2007 into fixed-rate and variable-rate euro notes with a notional amount totaling €190.6 million. One half of the total euro notes (€215.4 million) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.80%. The remaining €215.4 million have a variable interest rate of EURIBOR + 4.80% through November 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium UPC would pay to the $252.0 million and $200.0 million senior note holders if the notes were called on or after November 1, 2004. In April 2000, UPC completed a registered exchange offering for these dollar and euro senior notes and senior discount notes. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC January 2000 Senior Notes

In January 2000, UPC completed a private placement bond offering consisting of $600.0 million and €200.0 million of ten-year UPC 11.25% dollar and euro Senior Notes due 2010, $300.0 million of ten-year UPC 11.5% dollar Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year UPC 13.75% dollar Senior Discount Notes due 2010. The UPC 13.75% Senior Discount Notes due 2010 were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until August 2005. UPC has entered into cross-currency swaps, swapping a total of $300.0 million of the UPC 11.25% dollar Senior Notes due 2010 into 10.0% fixed euro notes with a notional amount of €297.0 million until August 2008. In April 2000, UPC completed a registered exchange offering for these dollar and euro senior notes and dollar senior discount notes. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC Polska Senior Discount Notes

In January 1999, UPC Polska sold 256,800 units consisting of 14.5% senior discount notes due 2009 (the "UPC Polska 1999 Senior Discount Notes") and warrants to purchase 1,813,665 shares of UPC Polska's common stock. The UPC Polska 1999 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. The UPC Polska 1999 Senior Discount Notes will accrete, but not pay, interest until August 2004. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1999 Senior Discount Notes. In July 1998, UPC Polska sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 (the "UPC Polska 1998 Senior Discount Notes") and warrants entitling the warrant holders to purchase 1,824,514 shares of UPC Polska common stock. This offering generated approximately $125.1 million in gross proceeds to UPC Polska. The UPC Polska 1998 Senior Discount Notes are unsubordinated and unsecured obligations of UPC Polska. The UPC Polska 1998 Senior Discount Notes will accrete, but not pay, interest until January 2004. The UPC Polska 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1998 Senior Discount Notes. In January 1999, UPC Polska sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes (the "UPC Polska 1999 Series C Senior Discount Notes") generating approximately $9.8 million of gross proceeds. The UPC Polska 1999 Series C Senior Discount Notes are senior unsecured obligations of UPC Polska. The UPC Polska 1999 Series C Senior Discount Notes will accrete, but not pay, interest, at a rate of 7.0% per year, until January 2004. Poland Communications, Inc. ("PCI"), UPC Polska's major operating subsidiary, sold $130.0 million of senior notes (the "PCI Notes") in October 1996. The PCI Notes bear interest at 9.875%, payable on May 1 and November 1 of each year. The PCI Notes mature on November 1, 2003. Pursuant to the terms of the UPC Polska 1999 Senior Discount Notes indenture, UPC Polska repurchased a portion of its UPC Polska 1999 Senior Discount Notes for $26.5 million. Pursuant to the terms of the UPC Polska 1998 Senior Discount Notes indenture, UPC Polska repurchased $49.1 million aggregate principal amount at maturity of its UPC Polska 1998 Senior Discount Notes. Pursuant to the terms of the PCI indenture, UPC Polska repurchased a majority of the PCI Discount Notes in November 1999 as a result of UPC's acquisition of UPC Polska for an aggregate price of $114.4 million. The indentures governing the PCI Notes, the UPC Polska 1999 Senior Notes, the UPC Polska 1998 Senior Discount Notes and the UPC Polska 1999 Series C Senior Discount Notes contain covenants limiting, among other things, UPC Polska's ability to incur additional indebtedness, make certain payments and distributions, including dividends, issue and sell capital stock of UPC Polska's subsidiaries, create certain liens, enter into transactions with its affiliates, invest in non-controlled entities, guarantee indebtedness by subsidiaries, purchase the notes upon a change of control, pay dividends and make other payments affecting UPC Polska's subsidiaries, effect certain consolidations, mergers, and sale of assets and pursue certain lines of business, and change its ownership.

11. Other Long-Term Debt

	December 31,
	2001	2000
	(In thousands)
UPC Distribution Bank Facility(1)	$2,827,629	$2,199,868
Exchangeable Loan(1)	887,315	–
UPC Bridge Facility	–	696,379
UPC DIC Loan	48,049	51,401
Other UPC(1)	104,591	170,801
VTR Bank Facility	176,000	176,000
Austar Bank Facility(2)	–	223,501
Other	3,084	5,330

	4,046,668	3,523,280
Less current portion	(3,968,631)	(193,923)

Total other long-term debt	$78,037	$3,329,357

(1)
As discussed in Note 2, UPC is in default under certain of its credit and loan facilities. Accordingly, these borrowings have been reclassified to current.
(2)
UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP.

UPC Distribution Bank Facility

In October 2000, UPC closed a €4.0 ($3.6) billion operating and term loan facility with a group of banks. This facility is guaranteed by, and is secured by pledges over, UPC's existing cable operating companies, excluding its Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75% to 4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling €2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and Triple Play by UPC's existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of $347.5 million and the remainder of the facility denominated in euros. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. Concurrent with the closing, UPC entered into cross currency and interest rate swaps, pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. UPC entered into an interest rate swap of €1,725.0 million to fix the EURIBOR portion of the interest calculation to 4.55% for the period ending April 15, 2003. The UPC Distribution Bank Facility indenture contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. UPC was in compliance with these covenants as of December 31, 2001. As indicated in Note 2, UPC is in default under the terms of this facility as a result of certain non-payments of interest due February 1, 2002 on its senior notes. UPC has obtained a 90-day waiver of default from the bank syndicate which expires on June 3, 2002. During the period of waiver, UPC is permitted to borrow €100.0 million under the facility, subject to certain conditions.

Exchangeable Loan

In May 2001, UPC completed a placement with Liberty Media Corporation ("Liberty") of euro-denominated $1.225 billion 6.0% guaranteed discount notes due 2007, receiving proceeds of $856.8 (€1,000.0) million. UPC is a co-obligor on the loan. The loan is guaranteed by UPC Internet Holding B.V. ("UPC Internet"), the holding company that holds UPC's interest in chello broadband and is secured by pledges over Belmarken, UPC Internet and a wholly-owned subsidiary of Belmarken that holds UPC's interest in UPC Distribution. Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at €8.0 ($6.85) per share after May 29, 2002.

The Exchangeable Loan is callable in cash at any time in the first year at accreted value, then not callable until May 29, 2004, thereafter callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007. UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares at €8.00 per share on a €1.00 for €1.00 basis for any equity raised by UPC at a price at or above €8.00 per share during the first two years, €10.00 per share during the third year, €12.00 per share during the fourth year, and €15.00 per share during and after the fifth year. UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares, if on or after November 15, 2002, its ordinary shares trade at or above $10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, UPC ordinary shares trade at or above $8.91 for at least 20 out of 30 trading days.

As a result of the merger transaction on January 30, 2002 (see Note 22), the Exchangeable Loan was contributed to United. United has the right to exchange the Exchangeable Loan into UPC ordinary shares at any time. As indicated in Note 2, UPC is in default under the terms of this facility as a result of certain non-payments of interest due February 1, 2002 on its senior notes.

UPC Bridge Facility

At the end of March 2000, a €2.0 billion stand-by revolving credit facility was provided. The facility was guaranteed by UPC and certain subsidiaries and accrued interest at EURIBOR +6.0%-7.0%. At December 31, 2000, this facility was partially drawn for a total amount of €750.0 million. UPC repaid the €750.0 million borrowed on this facility in May 2001.

UPC DIC Loan

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to approximately 90.0% of UPC's initial public offering price. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 4.7 million ordinary shares of UPC. UPC repaid $45.0 million of the DIC Loan and accrued interest with proceeds received from the option exercise. In October 2000, the remaining $45.0 million DIC Loan was refinanced by a two-year convertible note in the amount of €55.0 ($49.2) million at an annual interest rate of 10.0%. The remaining loan is secured by UPC's pledge of 50.0% of its ownership interest in Tevel. The note is convertible into UPC shares at the average closing price for 30 trading days before the conversion date.

VTR Bank Facility

In April 1999, VTR entered into a $220.0 million term loan facility in connection with the VTR Acquisition. The facility was amended in June 2000, reducing the aggregate principal amount to $176.0 million. The VTR Bank Facility bears interest at London Interbank Offer Rate ("LIBOR") plus a margin of 7.0%, and matures on April 29, 2002. The VTR Bank Facility indenture restricts certain investments and payments, including a ceiling on capital expenditures per fiscal year, as well as requires VTR to maintain certain financial ratios on a quarterly basis, such as total debt to cash flow, debt service coverage, senior debt to cash flow, interest coverage and minimum telephone revenue amounts.

Fair Value of Senior Discount Notes, Senior Notes and Other Long-Term Debt

	Senior Discount Notes, Senior Notes and Other Long-Term Debt
	Held by Third Parties	Held by Liberty	Carrying Value	Fair Value
	(In thousands)
As of December 31, 2001:
UGC Holdings 1998 Notes	$1,222,533	$–	$1,222,533	$288,750
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	558,842	241,190	800,032	128,005
UPC 10.875% euro Senior Notes due 2009	205,675	62,445	268,120	44,240
UPC 12.5% dollar Senior Discount Notes due 2009	365,310	171,911	537,221	62,477
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	143,864	56,144	200,008	31,501
UPC 10.875% euro Senior Notes due 2007	61,386	27,987	89,373	14,747
UPC 11.25% dollar Senior Notes due 2009	125,967	124,586	250,553	38,835
UPC 11.25% euro Senior Notes due 2009	61,547	28,198	89,745	14,808
UPC 13.375% dollar Senior Discount Notes due 2009	227,424	103,798	331,222	47,802
UPC 13.375% euro Senior Discount Notes due 2009	77,044	41,300	118,344	15,363
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	387,697	208,709	596,406	90,952
UPC 11.25% euro Senior Notes due 2010	121,234	56,435	177,669	29,315
UPC 11.5% dollar Senior Notes due 2010	215,067	83,153	298,220	47,716
UPC 13.75% dollar Senior Discount Notes due 2010	442,129	221,821	663,950	100,004
UPC Polska Senior Discount Notes	343,323	–	343,323	91,863
UPC Distribution Bank Facility	2,827,629	–	2,827,629	2,827,629
Exchangeable Loan	–	887,315	887,315	887,315
UPC DIC Loan	48,049	–	48,049	48,049
Other UPC	104,591	–	104,591	104,591
VTR Bank Facility	176,000	–	176,000	176,000
Other	3,084	–	3,084	3,084

Total	$7,718,395	$2,314,992	$10,033,387	$5,093,046

	Carrying Value	Fair Value
	(In thousands)
As of December 31, 2000:
UGC Holdings 1998 Notes	$1,101,010	$591,250
UGC Holdings 1999 Notes	249,497	152,650
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	800,000	525,447
UPC 10.875% euro Senior Notes due 2009	278,551	175,487
UPC 12.5% dollar Senior Discount Notes due 2009	475,854	227,850
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	200,000	133,000
UPC 10.875% euro Senior Notes due 2007	92,851	59,424
UPC 11.25% dollar Senior Notes due 2009	252,000	165,196
UPC 11.25% euro Senior Notes due 2009	93,168	60,019
UPC 13.375% dollar Senior Discount Notes due 2009	290,974	143,400
UPC 13.375% euro Senior Discount Notes due 2009	108,017	53,203
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	595,742	387,000
UPC 11.25% euro Senior Notes due 2010	184,443	120,706
UPC 11.5% dollar Senior Notes due 2010	300,000	195,000
UPC 13.75% dollar Senior Discount Notes due 2010	581,253	290,000
UPC Polska Senior Discount Notes	300,163	235,749
UPC Distribution Bank Facility	2,199,868	2,199,868
UPC Bridge Facility	696,379	696,379
UPC DIC Loan	51,401	51,401
Other UPC	170,801	170,801
VTR Bank Facility	176,000	176,000
UAP Notes	466,241	320,365
Austar Bank Facility	223,501	223,501
Other	5,330	5,330

Total	$9,893,044	$7,359,026

Debt Maturities

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

Year Ended December 31, 2002 (including debt in default)	$8,389,494
Year Ended December 31, 2003	47,936
Year Ended December 31, 2004	6,067
Year Ended December 31, 2005	5,572
Year Ended December 31, 2006	4,431
Thereafter	1,579,887

Total	$10,033,387

Other Financial Instruments

Interest rate swap agreements are used by the Company from time to time to manage interest rate risk on its floating-rate debt facilities. Occasionally the Company will also execute hedge transactions to reduce its exposure to foreign currency exchange rate risk. The following table details the fair value of these derivative instruments outstanding by the related borrowing (in thousands):

Borrowing	Type of Instrument	December 31, 2001
UPC July 1999 Senior Notes	Cross currency/interest rate swap	$90,893
UPC October 1999 Senior Notes	Cross currency/interest rate swap	49,602
UPC January 2000 Senior Notes	Cross currency/interest rate swap	32,800
UPC Distribution Bank Facility	Cross currency/interest rate swap	(41,975)

Total derivative assets, net		$131,320

Of the above derivative instruments, only the €1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' (deficit) equity. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statement of operations. The fair values as calculated by an independent third party consider all rights and obligations of the respective instruments, including the set-off provisions described below. For the year ended December 31, 2001, the Company recorded a loss of $105.8 million in connection with the mark-to-market valuations. The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Certain derivative instruments outlined above include set-off provisions that provide for early termination upon the occurrence of certain events, including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC is the defaulting party and the counter party to the swap holds bonds of UPC, these bonds may be used to settle the obligation of the counter party to UPC. In such an event of settlement, UPC would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds that must be delivered is based on the principal (i.e. face) amount of the bonds held, and not the fair value, which may be substantially less.

Effective January 31, 2002, UPC amended certain swap agreements with respect to the UPC July 1999 Senior Notes, the UPC October 1999 Senior Notes and the UPC January 2000 Senior Notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described in Note 2. The amendment provides that the bank's obligations to UPC under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to UPC, the bank is entitled to offset, and will deliver to UPC, approximately €400.0 ($357.5) million, subject to adjustment in certain circumstances, in aggregate principal amount of UPC's senior notes and senior discount notes held by such bank. Upon offset against, and delivery to UPC of the senior notes and senior discount notes, UPC's indebtedness will be reduced by approximately €400.0 million and UPC will recognize an extraordinary gain based on the difference in the fair value of the associated swaps and the accreted value of such bonds delivered in settlement.

In connection with the anticipated closing of the Liberty transaction and the previously anticipated rights offering of UPC, UGC Holdings entered into forward contracts with Toronto Dominion Securities to purchase €1.0 billion at a fixed conversion rate of 1.0797. These forward contracts were fully settled in the fourth quarter of 2001, resulting in a realized loss of $42.9 million.

12. Minority Interests in Subsidiaries

	December 31,
	2001	2000
	(In thousands)
UPC (1)	$1,104,732	$1,044,050
Subsidiaries of UPC (2)	135,933	771,711
Austar United (3)	–	50,665
TVSN (3)	–	18,142

Total	$1,240,665	$1,884,568

The minority interests' share of losses is as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
UPC (4)	$54,050	$862,663	$344,185
Accrual of dividends on UPC convertible preference shares (1)	(89,202)	–	–
Subsidiaries of UPC (2)	484,780	21,160	1,719
Austar United	43,473	49,781	13,610
Other	3,414	944	930

Total	$496,515	$934,548	$360,444

(1)
Represents UPC preference shares not held by UGC Holdings, including $230.8 million held by Liberty.
(2)
Primarily UPC Germany.
(3)
UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP.
(4)
The minority interests' basis in the common equity of UPC was reduced to nil in January 2001.

13. Convertible Preferred Stock

In connection with the Company's acquisition of certain interests in Australia in 1995, the Company issued 170,513 shares of par value $0.01 per share Series A convertible preferred stock. During the ten months ended December 31, 1998, a total of 38,369 shares were converted into 850,914 shares of Class A common stock of the Company. During the year ended December 31, 1999, the remaining 132,144 shares were converted into 3,006,404 shares of Class A common stock of the Company.

In connection with the Company's acquisition of certain assets in Australia in July 1998, and the acquisition of an additional interest in XYZ Entertainment in September 1998, the Company issued a total of 139,031 shares of par value $0.01 per share Series B convertible preferred stock. During the year ended December 31, 1999, a total of 22,846 shares were converted into 487,410 shares of Class A common stock of the Company. During the year ended December 31, 2000, a total of 2,202 shares were converted into 48,996 shares of Class A common stock of the Company.

In July 1999, the Company issued 425,000 shares of par value $0.01 per share Series C convertible preferred stock, resulting in gross and net proceeds to the Company of $425.0 million and $381.6 million, respectively. The purchasers of the Series C convertible preferred stock deposited $29.75 million into an account from which the holders were entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A common stock at UGC Holdings' option. On September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 the holders received their quarterly payment in cash. For the last two quarters in the year 2000, the holders received as dividends 722,359 shares of Class A common stock of the Company. For the first two quarters in the year 2001, the holders received as dividends 1,168,673 shares of Class A common stock of the Company. The Company's Board of Directors did not declare a dividend on the Series C convertible preferred stock for the quarters ended September 30, 2001 and December 31, 2001. Therefore, such dividend continued to accrue.

In December 1999, the Company issued 287,500 shares of par value $0.01 per share Series D convertible preferred stock, resulting in gross and net proceeds to the Company of $287.5 million and $259.9 million, respectively. The purchasers of the Series D convertible preferred stock deposited $20.1 million into an account from which the holders were entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on December 31, 1999 through September 30, 2000, in cash or Class A common stock at UGC Holdings' option. On December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000 the holders received their quarterly payment in cash. On December 31, 2000, the holders received as dividends 344,641 shares of Class A common stock of the Company. For the first two quarters in the year 2001, the holders received as dividends 790,571 shares of Class A common stock of the Company. The Company's Board of Directors did not declare a dividend on the Series D convertible preferred stock for the quarters ended September 30, 2001 and December 31, 2001. Therefore, such dividend continued to accrue.

All of the Company's outstanding shares of convertible preferred stock were converted into United Class A common stock in connection with the merger transaction on January 30, 2002—see Note 22.

14. Stockholders' (Deficit) Equity

Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Each share of Class A common stock is entitled to one vote per share while each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. The two classes of common stock are identical in all other respects. Each share of the Company's outstanding Class A and Class B common stock was converted into one share of United's Class A common stock in connection with the merger transaction on January 30, 2002—see Note 22.

Common Stock Split

On November 11, 1999, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to shareholders of record on November 22, 1999. The effect of the stock split has been recognized retroactively in all share and per share amounts in the accompanying consolidated financial statements and notes.

Equity Transactions of Subsidiaries

The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

	Year Ended December 31, 2001
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(21,923)	$(236)	$(22,159)
Deferred compensation expense	21,923	236	22,159
Amortization of deferred compensation	14,990	5,802	20,792
Amortization of deferred compensation (minority interest)	–	(1,292)	(1,292)
SAB 51 (loss) gain on issuance of shares by subsidiaries	(11,385)	4,422	(6,963)

Total	$3,605	$8,932	$12,537

	Year Ended December 31, 2000
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(7,467)	$–	$(7,467)
Deferred compensation expense	7,467	–	7,467
Amortization of deferred compensation	(39,758)	6,916	(32,842)
Issuance of warrants by UPC	59,912	–	59,912
Issuance of shares by subsidiary of UPC	75,073	–	75,073

Total	$95,227	$6,916	$102,143

	Year Ended December 31, 1999
	UPC	Austar United	United Corporate	Total
	(In thousands)
Variable plan accounting for stock options	$338,261	$40,883	$–	$379,144
Deferred compensation expense	(180,757)	(40,883)	–	(221,640)
Amortization of deferred compensation	79,104	22,540	679	102,323
Issuance of warrants	33,025	–	–	33,025
Issuance of convertible debt (DIC Loan)	14,875	–	–	14,875

Total	$284,508	$22,540	$679	$307,727

Other Cumulative Comprehensive Loss

	December 31,
	2001	2000	1999
	(In thousands)
Foreign currency translation adjustments	$(254,410)	$(265,567)	$(217,942)
Unrealized gain (loss) on available-for-sale securities	12,562	(24,964)	6,704
Change in fair value of derivative assets	(24,059)	–	–
Cumulative effect of change in accounting principle, net	271	–	–

Total	$(265,636)	$(290,531)	$(211,238)

UGC Holdings Stock Option Plans

During 1993, the Company adopted a stock option plan for certain of its employees (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by the compensation committee

(the "Committee"), consisting of all members of the Board of Directors who are not employees of the Company. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the option. The maximum number of shares subject to options that may be granted to any one participant under the Employee Plan during any calendar year is 500,000 shares. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. For grants prior to December 1, 2000, options vest in equal monthly increments over 48 months. For grants subsequent to December 1, 2000, options vest 12.5% six months from the date of grant and then in equal monthly increments over the next 42 months. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan. Under the Employee Plan, options to purchase a total of 9,200,000 shares of Class A common stock have been authorized, of which 113,563 were available for grant as of December 31, 2001.

On January 30, 2002, United adopted the Employee Plan and it is now construed, interpreted and administered by United's compensation committee. Options granted under the Employee Plan prior to January 30, 2002, are now exercisable for shares of United Class A common stock. Also, on such date and as approved by the stockholders of the Company, the number of shares of Class A common stock available for option grants has been increased to 39,200,000 shares of which options for up to 3,000,000 shares of Class B common stock may be granted in lieu of options for shares of Class A common stock. Also, any one participant may be granted options for up to 5,000,000 shares in any one year.

The Company adopted a stock option plan for non-employee directors effective June 1, 1993 (the "1993 Director Plan"). The 1993 Director Plan provides for the grant of an option to acquire 20,000 shares of the Company's Class A common stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, the Company adopted a second stock option plan for non-employee directors effective March 20, 1998 (the "1998 Director Plan", and together with the 1993 Director Plan, the "Director Plans"). Options under the 1998 Director Plan are granted at the discretion of the Company's Board of Directors.

The maximum term of options granted under the Director Plans is ten years. Under the 1993 Director Plan, options vest 25.0% on the first anniversary of the date of grant and then evenly over the next 36-month period. Under the 1998 Director Plan, options vest in equal monthly increments over the four-year period following the date of grant. Vesting under both Director Plans would be accelerated upon a change in control of the Company as defined in the respective Director Plans. Under the Director Plans, options to purchase a total of 1,960,000 shares of Class A common stock have been authorized, of which 508,751 were available for grant as of December 31, 2001. On January 30, 2002, United adopted the Director Plans. Options granted under the Director Plans prior to January 30, 2002, are now exercisable for shares of United Class A common stock. Also, on such date and as approved by the stockholders of the Company, the number of shares of Class A common stock available for option grants under the 1998 Director Plan has been increased to 3,000,000 shares.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its Employee Plan's and Director Plans' options granted on or after March 1, 1995 under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.78%	5.36%	6.24%
Expected lives	6 years	6 years	5 years
Expected volatility	95.13%	67.42%	70.44%
Expected dividend yield	0%	0%	0%

Based on the above assumptions, the total fair value of options granted was $5.3 million, $16.8 million and $47.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of stock option activity for the Employee Plan is as follows:

	Year Ended December 31,
	2001		2000		1999
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	4,770,216	$16.95	4,402,287	$14.84	5,309,526	$5.53
Granted during the year	543,107	$10.08	1,293,800	$16.96	1,467,445	$34.11
Cancelled during the year	(157,741)	$20.12	(65,587)	$20.51	(624,095)	$6.75
Exercised during the year	(13,775)	$5.30	(860,284)	$6.00	(1,750,589)	$5.67

Outstanding at end of year	5,141,807	$16.16	4,770,216	$16.95	4,402,287	$14.84

Exercisable at end of year	3,125,596	$13.70	2,305,039	$10.76	2,436,077	$6.17

A summary of stock option activity for the Director Plans is as follows:

	Year Ended December 31,
	2001		2000		1999
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	630,000	$18.13	718,333	$15.84	770,000	$5.73
Granted during the year	500,000	$5.00	80,000	$38.66	150,000	$54.66
Cancelled during the year	(19,584)	$73.45	(40,000)	$52.94	(114,167)	$4.30
Exercised during the year	–	$–	(128,333)	$7.27	(87,500)	$8.47

Outstanding at end of year	1,110,416	$11.24	630,000	$18.13	718,333	$15.84

Exercisable at end of year	487,290	$12.99	386,874	$8.75	436,874	$5.67

The combined weighted-average fair values and weighted-average exercise prices of options granted under the Employee Plan and the Director Plans are as follows:

	Year Ended December 31,
	2001			2000			1999
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
Less than market price	3,149	$9.65	$5.96	4,250	$38.22	$5.74	–	$–	$–
Equal to market price	100,000	$13.71	$17.38	1,342,546	$12.23	$18.30	1,486,279	$27.54	$38.41
Greater than market price	939,958	$4.10	$6.62	27,004	$9.44	$16.29	131,166	$51.88	$8.92

Total	1,043,107	$5.03	$7.64	1,373,800	$12.26	$18.22	1,617,445	$29.52	$36.02

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 2.25 – $ 6.38	3,186,726	6.08	$5.02	2,170,267	$5.06
$ 6.84 – $ 16.29	1,603,738	7.76	$12.34	668,675	$10.98
$17.38 – $ 43.13	782,092	7.87	$21.55	430,361	$24.87
$52.94 – $114.13	679,667	7.91	$37.55	343,583	$58.63

Total	6,252,223	6.93	$12.50	3,612,886	$13.61

Subsidiary Stock Option Plans

UPC Plan.    In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the UPC Plan, which were held by the Stichting Administratiekantoor UPC (the "Foundation"), which administered the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Based on an agreement dated July 26, 1996 between UEI and UPC, UEI could liquidate the Foundation and transfer any remaining shares to UEI. During 2001, the Foundation was liquidated and 3,138,289 shares were transferred to UEI. In July 2001, UPC's management authorized the fulfillment of option exercises by employees to be satisfied through the issuance of treasury stock for a maximum of 17,000,000 ordinary Class A shares. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options are convertible into UPC common stock. The options are granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued for options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all vested options must be exercised within 30 days of the termination date. UPC's Supervisory Board may alter these vesting schedules in its discretion. The UPC Plan also contains anti-dilution protection and provides that, in the case of a change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.15%	4.60%	5.76%
Expected lives	5 years	5 years	5 years
Expected volatility	112.19%	74.14%	56.82%
Expected dividend yield	0%	0%	0%

Based on the above assumptions, the total fair value of options granted was approximately $140.5 million, $129.7 million and $38.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of stock option activity for the UPC Plan is as follows:

	Year Ended December 31,
	2001		2000		1999
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
		(euros)		(euros)		(euros)
Outstanding at beginning of period	11,232,330	€12.62	10,955,679	€6.94	12,586,500	€1.72
Granted during the period	17,849,542	€10.61	2,629,762	€27.97	4,338,000	€14.91
Cancelled during the period	(2,138,712)	€15.87	(127,486)	€21.39	(266,565)	€3.44
Exercised during the period	(2,066,390)	€1.82	(2,225,625)	€2.19	(5,702,256)	€1.65

Outstanding at end of period	24,876,770	€11.49	11,232,330	€12.62	10,955,679	€6.94

Exercisable at end of period (1)	10,502,678	€10.64	5,803,659	€7.62	4,769,595	€3.10

(1)
Includes certificate rights as well as options.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31,
	2001			2000			1999
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
		(euros)			(euros)			(euros)
Less than market price	756,240	€11.64	€4.54	2,124,486	€60.37	€24.23	375,000	€8.94	€16.12
Equal to market price	16,278,774	€9.03	€11.13	359,910	€24.25	€38.02	3,963,000	€8.95	€14.79
Greater than market price.	814,528	€2.06	€5.92	145,366	€25.89	€57.75	–	€–	€–

Total	17,849,542	€8.82	€10.61	2,629,762	€53.52	€27.97	4,338,000	€8.94	€14.91

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (euros)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable Number	Weighted- Average Exercise Price
			(euros)		(euros)
€ 1.00 – € 1.82	2,505,480	1.94	€1.74	2,283,656	€1.80
€ 2.05 – € 5.20	4,693,181	4.14	€4.87	1,520,042	€4.54
€ 5.26 – €12.99	13,804,003	3.85	€12.58	4,648,374	€12.25
€13.14 – €75.00	3,874,106	2.95	€21.90	2,050,606	€21.31

Total	24,876,770	3.57	€11.49	10,502,678	€10.64

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Thereafter, the UPC Plan has been accounted for as a fixed plan. Compensation expense of $30.6 million, $31.0 million and $6.2 million was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

UPC Phantom Stock Option Plan.    In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of UPC's common stock. The rights are granted at fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The UPC Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A common stock or (iii) freely tradable shares of UPC's common stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. It is the intent of UPC to settle all phantom options through the issuance of ordinary shares. The UPC Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

A summary of stock option activity for the UPC Phantom Plan is as follows:

	Year Ended December 31,
	2001		2000		1999
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
		(euros)		(euros)		(euros)
Outstanding at beginning of period	3,878,316	€4.75	4,144,563	€2.98	6,172,500	€1.91
Granted during the period	–	€–	391,641	€17.49	585,000	€9.67
Cancelled during the period	(119,866)	€5.05	(529,666)	€2.51	(1,540,128)	€2.00
Exercised during the period	(367,438)	€1.86	(128,222)	€3.02	(1,072,809)	€1.89

Outstanding at end of period	3,391,012	€5.05	3,878,316	€4.75	4,144,563	€2.98

Exercisable at end of period	2,884,649	€4.17	2,599,494	€3.44	1,554,813	€2.47

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended 31, December
	2001			2000			1999
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
		(euros)			(euros)			(euros)
Less than market price	–	€–	€–	391,641	€17.49	€17.49	–	€–	€–
Equal to market price	–	€–	€–	–	€–	€–	585,000	€9.67	€9.67

Total	–	€–	€–	391,641	€17.49	€17.49	585,000	€9.67	€9.67

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (euros)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
			(euros)		(euros)
€ 1.82	1,626,557	6.21	€1.82	1,618,588	€1.82
€ 2.05	849,532	6.72	€2.05	672,345	€2.05
€ 9.67	540,000	7.13	€9.67	391,875	€9.67
€11.40 – €28.67	374,923	8.23	€19.27	201,841	€19.25

Total	3,391,012	6.71	€5.05	2,884,649	€4.17

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of $(22.8) million, $(75.9) million and $123.2 million was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

chello broadband Phantom Stock Option Plan.    In June 1998, UPC adopted a phantom stock option plan (the "chello broadband Phantom Plan"), which permits the grant of phantom stock rights of chello broadband, a wholly-owned subsidiary of UPC. The rights are granted at an option price equal to the fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The chello broadband Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined in the chello broadband Phantom Plan) of chello broadband and the option price for the portion of the rights vested. UPC, at its sole discretion, may make the required payment in (i) cash, (ii) freely tradable shares of United Class A common stock, (iii) the common stock of UPC, which shall be valued at the closing price on the day before the date UPC makes payment to the option holder, or (iv) chello broadband's common shares, if they are publicly traded and freely tradable ordinary shares. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of chello broadband's stock instead.

A summary of stock option activity for the chello broadband Phantom Plan is as follows:

	Year Ended December 31,
	2001		2000		1999
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
		(euros)		(euros)		(euros)
Outstanding at beginning of period	2,354,163	€8.16	2,330,129	€7.54	570,000	€4.54
Granted during the period	507,500	€4.31	–	€–	235,000	€4.54
Granted during the period	–	€–	117,438	€9.08	1,309,838	€9.08
Granted during the period	–	€–	804,525	€4.31	355,500	€4.31
Cancelled during the period	(1,405,638)	€7.77	(154,297)	€6.27	(128,542)	€4.71
Exercised during the period	(330,509)	€7.23	(743,632)	€6.68	(11,667)	€4.54

Outstanding at end of period	1,125,516	€6.73	2,354,163	€8.16	2,330,129	€7.54

Exercisable at end of period	578,836	€6.65	412,768	€7.55	414,913	€6.13

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (euros)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
			(euros)		(euros)
€ 4.31	468,550	8.02	€4.31	242,393	€4.31
€ 4.54	103,056	6.67	€4.54	61,372	€4.54
€ 9.08	553,910	7.58	€9.08	275,071	€9.08

Total	1,125,516	7.71	€6.73	578,836	€6.65

The chello broadband Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of $(3.7) million, $(23.7) million and $72.8 million was recognized for the years ended December 31, 2001, 2000 and 1999, respectively. chello broadband's estimate of the fair value of its ordinary stock as of December 31, 2001 and 2000 utilized in recording compensation (credit) expense and deferred compensation expense under the chello broadband Phantom Plan was $0.70 per share and $19.50 per share, respectively.

chello broadband Stock Option Plan.    In June 1999, UPC adopted a stock option plan (the "chello broadband Plan"). Under the chello broadband Plan, UPC's Supervisory Board may grant stock options to chello employees at fair market value at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the chello broadband Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four-year period from the date of grant. If the options are exercised for certificates evidencing the economic value of the shares, the holder may request the vested portion of the certificates to be repurchased at fair market value. If the employee's employment terminates, other than in case of death, disability or the like, for so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to chello broadband at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The chello broadband Plan provides that in the case of a change of control, UPC has the right to require a foundation to acquire all of the options outstanding at a per share value determined in the transaction giving rise to the change in its control.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if UPC had accounted for the chello broadband Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.15%	4.60%	5.76%
Expected lives	5 years	5 years	5 years
Expected volatility	95.0%	95.0%	95.0%
Expected dividend yield	0%	0%	0%

Based on the above assumptions, the total fair value of options granted under the chello broadband Plan was nil, nil and $3.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of stock option activity for the chello broadband Plan is as follows:

	Year Ended December 31,
	2001			2000		1999
	Number		Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
			(euros)		(euros)		(euros)
Outstanding at beginning of period	300,000		€9.08	300,000	€9.08	–	€–
Granted during the period	–		€–	–	€–	550,000	€9.08
Cancelled during the period	–		€–	–	€–	–	€–
Exercised during the period	–		€–	–	€–	(250,000)	€9.08

Outstanding at end of period	300,000		€9.08	300,000	€9.08	300,000	€9.08

Exercisable at end of period	378,125	(1)	€9.08	240,625	€9.08	103,125	€9.08

(1)
Of the number of vested options, 171,875 options are already exercised, these are included in the exercised options during 1999.

The weighted-average remaining contractual life for these options is 2.25 years and 3.25 years as of December 31, 2001 and December 31, 2000, respectively.

Priority Telecom Stock Option Plan.    In 2000, Priority Telecom adopted a stock option plan (the "Priority Telecom Plan") for its management level employees and those of its subsidiaries. There are 594,762 shares available for granting of options under the Priority Telecom Plan, which are held and administered by the Stichting Priority Telecom Foundation (the "Priority Telecom Foundation"). Priority Telecom appoints the Board members of the Priority Telecom Foundation and thus controls the voting of the Priority Telecom Foundation's common stock. The options are granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for any new grant of options is four years, vesting in equal monthly increments. Upon the termination of an employee's employment (except in case of death, disability or the like), all unvested options previously exercised must be resold to the the Priority Telecom Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Priority Telecom Plan also contains anti-dilution protection and provides that, in the case of a change of control, outstanding options shall be subject to the applicable acquisition agreement. Such agreement may require Priority Telecom to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if UPC had accounted for the Priority Telecom Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended

December 31, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions.

	Year Ended December 31,
	2001	2000
Risk-free interest rate	4.15%	4.60%
Expected lives	5 years	5 and 10 years
Expected volatility	2.67%	0.32%
Expected dividend yield	0%	0%

Based on the above assumptions, the total fair value of options granted under the Priority Telecom Plan was $0.2 million and $0.4 million for the years ended December 31, 2001 and 2000, respectively.

A summary of stock option activity for the Priority Telecom Plan is as follows:

	Year Ended December 31,
	2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
		(euros)		(euros)
Outstanding at beginning of period	154,587	€131.84	107,247	€101.05
Granted during the period	198,750	€7.04	48,225	€201.48
Cancelled during the period	(41,712)	€152.18	(848)	€195.00
Exercised during the period	(670)	€117.78	(37)	€215.40

Outstanding at end of period	310,955	€51.93	154,587	€131.84

Exercisable at end of period	144,596	€68.99	85,067	€80.46

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31,
	2001			2000
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
		(euros)			(euros)
Less than market price	165,000	€1.06	€6.71	1,913	€214.97	€0.43
Equal to market price	33,750	€0.22	€8.66	46,312	€0.87	€209.78
Greater than market price	–	€–	€–	–	€–	€–

Total	198,750	€0.92	€7.04	48,225	€9.36	€201.48

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (euros)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
			(euros)		(euros)
€ 0.45	6,476	6.79	€0.45	6,475	€0.45
€ 6.71	158,997	4.74	€6.71	46,411	€6.71
€ 7.75 – € 43.86	80,875	5.53	€23.46	51,229	€31.67
€178.58 – €223.79	64,482	7.84	€203.51	40,411	€197.99
€447.58	125	7.67	€447.58	70	€447.58

	310,955	5.63	€51.93	144,596	€68.99

ULA Plan.    In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 2,500,000 shares of ULA's Class A common stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with and subsequent to approval of the ULA Plan, ULA's Board granted phantom stock options to certain employees and consultants of UGC Holdings, which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. The ULA Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date.

A summary of phantom stock option activity for the ULA Plan is as follows:

	Year Ended December 31,
	2001		2000		1999
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of period	1,502,277	$11.68	1,062,687	$7.17	1,188,417	$5.77
Granted during the period	50,000	$19.23	630,000	$18.41	340,000	$8.86
Cancelled during the period	(131,250)	$12.81	(5,834)	$8.98	(328,647)	$4.84
Exercised during the period	(332,888)	$7.73	(184,576)	$8.77	(137,083)	$4.81

Outstanding at end of period	1,088,139	$13.10	1,502,277	$11.68	1,062,687	$7.17

Exercisable at end of period	493,658	$9.02	472,109	$5.54	381,561	$5.87

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31,
	2001			2000			1999
	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
Equal to market price	50,000	$19.23	$19.23	630,000	$18.41	$18.41	340,000	$8.86	$8.86

Total	50,000	$19.23	$19.23	630,000	$18.41	$18.41	340,000	$8.86	$8.86

The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$4.26	284,672	5.43	$4.26	284,672	$4.26
$4.96	25,000	5.43	$4.96	25,000	$4.96
$8.81	55,417	7.41	$8.81	24,166	$8.81
$8.86	86,800	8.05	$8.86	16,383	$8.86
$8.98	56,250	6.72	$8.98	–	$–
$19.23	580,000	8.96	$19.23	143,437	$19.23

Total	1,088,139	7.69	$13.10	493,658	$9.02

VTR Plan.    VTR's Board of Directors approved a stock option plan (the "VTR Plan") effective May 1, 1999 which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,505,000 shares of VTR's common stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with and subsequent to approval of the VTR Plan, VTR's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of VTR stock and the option base price per share. The VTR Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the years ended December 31, 2001, 2000 and 1999, VTR recognized $2.2 million, $8.0 million and nil in compensation expense related to these phantom options, respectively. Actual cash paid upon exercise of these phantom options was $5.2 million, $0.2 million and nil for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of phantom stock option activity for the VTR Plan is as follows:

	Year Ended December 31,
	2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of period	1,150,000	$16.67	–	$–
Granted during the period	–	$–	1,295,000	$16.49
Cancelled during the period	(125,002)	$16.12	(73,022)	$15.00
Exercised during the period	(369,787)	$15.00	(71,978)	$15.00

Outstanding at end of period	655,211	$17.72	1,150,000	$16.67

Exercisable at end of period	150,612	$19.36	237,793	$15.76

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31, 2001
	2001			2000
Exercise price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
Equal to market price	–	$–	$–	1,295,000	$16.49	$16.49

The following table summarizes information about the VTR Plan phantom options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$15.00	539,274	7.89	$15.00	108,009	$15.00
$30.40	115,937	8.57	$30.40	42,603	$30.40

Total	655,211	8.01	$17.72	150,612	$19.36

Asia/Pacific Plan.    In March 1998, Asia/Pacific's Board of Directors approved a stock option plan (the "Asia/Pacific Plan") which permitted the grant of phantom stock options or the grant of stock options to purchase up to 1,800,000 shares of Asia/Pacific's Class A common stock. The options vested in equal monthly increments over a four-year period following the date of grant, and gave the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of Asia/Pacific stock and the option base price per share. The Asia/Pacific Plan was cancelled effective July 22, 1999. Under variable plan accounting, a total of $17.6 million of compensation expense was recognized during 1999 by Asia/Pacific through the cancellation date.

A summary of phantom stock option activity for the Asia/Pacific Plan is as follows:

	Year Ended December 31, 1999
	Number	Weighted- Average Exercise Price
Outstanding at beginning of period	1,779,500	$10.00
Granted during the period	65,000	$10.00
Cancelled during the period	(1,844,500)	$10.00
Exercised during the period	–	$–

Outstanding at end of period	–	$–

Exercisable at end of period	–	$–

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31, 1999
Exercise Price	Number	Fair Value	Exercise Price
Equal to market price	65,000	$10.00	$10.00

Austar United Plan.    On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on the Austar United initial public offering ("IPO") date of July 27, 1999, certain individuals were granted options under the Austar United Plan in direct proportion to their previous holding of Asia/Pacific options under the Asia/Pacific Plan along with retroactive vesting through the initial public offering date to reflect vesting under the Asia/Pacific Plan. The maximum term of options granted under the Austar United Plan is ten years. The options vest in equal monthly increments over the four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 35,705,271 shares have been authorized, of which 6,807,435 were available for grant. The Austar United Plan was accounted for as a variable plan prior to Austar United's IPO and as a fixed plan with the Austar United IPO effective July 27, 1999. For the years ended December 31, 2001, 2000 and 1999, $4.8 million, $9.4 million and $4.9 million, respectively, of compensation expense was recognized under this plan in the statement of operations.

For purposes of the pro forma disclosures presented below, Austar United has computed the fair values of all options granted during the years ended December 31, 2001, 2000 and 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	5.14%	5.27%	5.81%
Expected lives	7 years	7 years	7 years
Expected volatility	91.59%	55.48%	40.44%
Expected dividend yield	0%	0%	0%

The total fair value of options granted was approximately A$2.1 ($1.1) million, A$5.5 ($3.1) million and A$88.0 ($57.7) million for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of stock option activity for the Austar United Plan is as follows:

	Year Ended December 31,
	2001			2000			1999
	Number	Weighted- Average Exercise Price		Number	Weighted- Average Exercise Price		Number	Weighted- Average Exercise Price
		(Australian dollars)			(Australian dollars)			(Australian dollars)
Outstanding at beginning of period	26,650,549	A$	2.20	24,845,031	A$	2.27	–	A$	–
Granted during the period	3,145,000	A$	1.37	2,967,500	A$	2.33	25,631,736	A$	2.26
Cancelled during the period	(1,892,293)	A$	2.89	(851,652)	A$	4.39	(102,455)	A$	3.75
Exercised during the period	–	A$	–	(310,330)	A$	3.09	(684,250)	A$	1.83

Outstanding at end of period	27,903,256	A$	2.05	26,650,549	A$	2.20	24,845,031	A$	2.27

Exercisable at end of period	16,373,055	A$	2.10	17,279,095	A$	2.01	11,564,416	A$	1.90

The combined weighted-average fair values and weighted-average exercise prices of options granted for the last three years are as follows:

	Year Ended December 31,
	2001					2000					1999
Exercise Price	Number	Fair Value		Exercise Price		Number	Fair Value		Exercise Price		Number	Fair Value		Exercise Price
		(Australian dollars)					(Australian dollars)					(Australian dollars)
Less than market price	–	A$	–	A$	–	2,627,500	A$	1.60	A$	1.75	22,334,236	A$	3.58	A$	1.91
Equal to market price	1,145,000	A$	0.66	A$	0.81	10,000	A$	3.86	A$	6.25	3,222,500	A$	2.47	A$	4.70
Greater than market price	2,000,000	A$	0.66	A$	1.68	330,000	A$	3.75	A$	6.80	75,000	A$	2.43	A$	4.70

Total	3,145,000	A$	0.66	A$	1.37	2,967,500	A$	1.85	A$	2.33	25,631,736	A$	3.43	A$	2.26

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 2001:

	Options Outstanding				Options Exercisable
Exercise Price Range (Australian dollars)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price		Number	Weighted-Average Exercise Price
			(Australian dollars)			(Australian dollars)
A$0.73 – A$0.85	953,177	9.32	A$	0.81	181,406	A$	0.81
A$1.75	3,825,208	9.17	A$	1.75	1,116,429	A$	1.75
A$1.80	20,422,899	7.55	A$	1.80	13,368,351	A$	1.80
A$4.70	2,521,243	7.60	A$	4.70	1,615,723	A$	4.70
A$6.25 – A$8.28	180,729	8.30	A$	6.77	91,146	A$	6.84

Total	27,903,256	7.84	A$	2.05	16,373,055	A$	2.10

Aggregate Pro Forma Impact on Net Income

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if the Company and its subsidiaries had accounted for their stock option plans under the fair value method of SFAS 123. The aggregate fair value of options granted for the years ended December 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model. The total aggregate fair value of options granted was $147.1 million, $150.0 million and $148.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are amortized using the straight- line method over the vesting period of the options. Had the Company's and its subsidiaries' stock option plans been accounted for under SFAS 123, net (loss) income and basic and diluted net (loss) income per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net (loss) income:
As reported	$(4,494,098)	$(1,220,890)	$636,318

Pro forma	$(4,592,736)	$(1,283,431)	$625,604

Net (loss) income per common share:
As reported basic	$(45.53)	$(13.24)	$7.53

As reported diluted	$(45.53)	$(13.24)	$6.67

Pro forma basic	$(46.52)	$(13.89)	$7.40

Pro forma diluted	$(46.52)	$(13.89)	$6.37

15. Commitments

The Company has entered into various lease agreements for conduit and satellite transponder capacity, programming, broadcast and exhibition rights, office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $63.3 million, $86.9 million and $24.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has capital and operating lease obligations and other non-cancelable commitments as follows (in thousands):

	Capital Leases	Operating Leases
Year ended December 31, 2002	$6,454	$76,689
Year ended December 31, 2003	4,871	61,322
Year ended December 31, 2004	4,561	48,953
Year ended December 31, 2005	4,376	38,737
Year ended December 31, 2006	4,379	37,596
Thereafter	49,424	152,557

Total minimum payments	74,065	$415,854

Less amount representing interest	(28,549)

Total capitalized leases	45,516
Less obligations due within one year	(1,674)

Total long-term capitalized leases	$43,842

In connection with the Canal+ merger, TKP assumed the programming rights and obligations that were directly related to UPC's DTH business and assumed UPC's guarantees relating to UPC's DTH business. Pursuant to the definitive agreements for the Canal+ merger, UPC remains contingently liable for the performance under those assigned contracts. As of December 31, 2001, UPC estimates its potential exposure under these assigned contracts to be $70.1 million (€78.4 million).

UPC has entered into a framework agreement for the supply of various types of equipment. Under this agreement, UPC has a commitment to purchase at the prevailing market price, 300,000 cable modems prior to the end of June, 2003 and 300,000 set top boxes prior to the end of August, 2004. A substantial number of modems and set top boxes has been purchased to date under this commitment.

UPC has entered into a framework agreement for the supply of various types of equipment. Under this agreement, UPC has a commitment to purchase up to $38.0 million before December 31, 2003, of which $11.0 million is committed in 2002 and $27.0 million is committed in 2003.

16. Contingencies

The Company is not a party to any material legal proceedings. From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business.

In May 2001, the United States Supreme Court affirmed the decision of the 10th Circuit U.S. Court of Appeals, which in April 2000 found in favor of UGC Holdings in its lawsuit against Wharf Holdings

Limited ("Wharf"). The lawsuit consisted of the Company's claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to UGC Holdings in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The United States Supreme Court's decision affirms the 1997 U.S. District Court judgment in the Company's favor, which, together with accrued interest, totaled gross and net proceeds of approximately $201.2 million and $194.8 million, respectively.

17. Income Taxes

In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10.0% to 50.0% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings.

The Company through its subsidiaries maintains a presence in over 25 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, the non-consolidation of consolidated foreign subsidiaries for United States tax purposes, international rate differences and the current non-deductibility of interest expense on UAP's senior notes. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, no deferred tax asset has been established for tax basis in excess of the Company's book basis ($725.8 million and $271.6 million at December 31, 2001 and 2000, respectively).

The Company's United States tax net operating losses, totaling $414.2 million at December 31, 2001, expire beginning in 2005 through 2020. This figure includes net operating losses incurred by UAP through November 14, 2001. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries as of December 31, 2001 totaled $4.4 billion. The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Tax net operating loss carryforward of consolidated foreign subsidiaries	$1,485,054	$767,478
Company's U.S. tax net operating loss carryforward	157,409	161,672
Accrued interest expense	69,901	124,148
Derivative assets	27,454	–
Foreign currency effects	6,275	62,671
Capital loss carryforward from disposition of interest in subsidiary	41,679	–
Stock-based compensation	5,653	11,671
Deferred compensation and severence	4,266	3,615
Basis difference in marketable equity securities	1,374	3,076
Investment valuation allowance and other	5,439	2,490
Other	36,320	12,612

Total deferred tax assets	1,840,824	1,149,433
Valuation allowance	(1,828,354)	(1,126,358)

Deferred tax assets, net of valuation allowance	12,470	23,075

Deferred tax liabilities:
Property, plant and equipment, net	–	(6,069)
Intangible assets	(80,300)	(17,208)
Other	–	(82)

Total deferred tax liabilities	(80,300)	(23,359)

Deferred tax liabilities, net	$(67,830)	$(284)

Of the Company's 2001 consolidated (loss) income before income taxes and other items, a loss of $4,444.3 million is derived from the Company's foreign operations. The difference between income tax

(benefit) expense provided in the financial statements and the expected income tax (benefit) expense at statutory rates is reconciled as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Expected income tax (benefit) expense at the U.S. statutory rate of 35.0%	$(1,633,918)	$(709,947)	$114,212
Tax effect of permanent and other differences:
Change in valuation allowance	814,612	505,180	371,850
Goodwill impairment	559,028	–	–
International rate differences	187,027	128,929	45,416
Amortization of goodwill	84,020	90,394	788
Non-deductible interest accretion	81,149	61,060	1,693
Other	(25,450)	11,363	1,720
Expired tax loss carryforward	20,149	–	–
Non-deductible expenses	14,740	26,079	77,490
Capitalized costs	6	(6,564)	(49,402)
Gain on issuance of common equity securities by subsidiaries	(1,974)	(48,538)	(573,359)
State tax, net of federal benefit	(140,050)	(60,853)	9,790

Total income tax (benefit) expense	$(40,661)	$(2,897)	$198

18. Segment Information

The Company provides Triple Play Distribution services in numerous countries worldwide, and related content (programming) and other media services in a growing number of international markets. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' regular and phantom stock option plans. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner. As the Company increases its bundling of products, the allocation of indirect operating and selling, general and administrative expenses between individual products will become increasingly difficult and may not represent the actual Adjusted EBITDA for individual products.

Revenue

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$365,988	$281,312	$157,670
Austria	163,073	126,911	104,667
Belgium	22,319	20,036	18,234
Czech Republic	30,450	24,920	7,666
Norway	59,706	50,998	50,115
Hungary	83,334	63,963	35,322
France	83,812	65,761	30,822
Poland	76,945	68,578	26,845
Sweden	40,493	36,674	13,839
Germany	42,909	9,682	–
Other	18,793	21,903	8,328

Total Triple Play Distribution	987,822	770,738	453,508
DTH	75,609	53,648	8,176
Content	2,890	1,625	2,741
Other	7,879	4,838	1,473

Total Distribution	1,074,200	830,849	465,898
Priority Telecom	144,551	80,829	–
chello broadband	3,209	615	–
UPC Media	7,446	2,981	1,112
Corporate and other	3,782	3,360	6,412

Total Europe	1,233,188	918,634	473,422

Latin America:
Triple Play Distribution:
Chile	166,590	148,167	87,444
Brazil	3,908	4,797	4,637
Other	2,080	1,946	2,428

Total Triple Play Distribution	172,578	154,910	94,509
Other	56	75	590

Total Latin America	172,634	154,985	95,099

Asia/Pacific:
Triple Play Distribution:
Australia	145,423	168,015	145,602
New Zealand	–	4,888	5,386

Total Triple Play Distribution	145,423	172,903	150,988
Content	9,973	2,000	–
Other	235	2,410	976

Total Asia/Pacific	155,631	177,313	151,964

Corporate and other	441	102	277

Total consolidated revenue	$1,561,894	$1,251,034	$720,762

Adjusted EBITDA

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$58,942	$15,594	$29,130
Austria	43,760	33,007	33,239
Belgium	4,625	(809)	1,665
Czech Republic	10,712	4,073	(1,060)
Norway	7,845	7,312	8,291
Hungary	29,996	23,297	11,318
France	(22,540)	(18,165)	(9,943)
Poland	(234)	(342)	(9,233)
Sweden	8,432	(2,318)	347
Germany	23,263	4,469	–
Other	8,840	5,542	1,167

Total Triple Play Distribution	173,641	71,660	64,921
DTH	(8,064)	(17,918)	(27,776)
Content	(34,840)	(48,508)	(36,110)
Other	6,546	(8,562)	(1,188)

Total Distribution	137,283	(3,328)	(153)
Priority Telecom	(79,758)	(37,817)	(5,705)
chello broadband	(46,028)	(116,525)	(61,165)
UPC Media	(54,571)	(58,710)	(16,471)
Corporate and other	(98,393)	(111,259)	(37,120)

Total Europe	(141,467)	(327,639)	(120,614)

Latin America:
Triple Play Distribution:
Chile	29,860	25,432	15,140
Brazil	(1,280)	(854)	(2,462)
Other	(2,682)	(1,023)	(1,210)

Total Triple Play Distribution	25,898	23,555	11,468
Other	(3,054)	(8,036)	218

Total Latin America	22,844	15,519	11,686

Asia/Pacific:
Triple Play Distribution:
Australia	(32,338)	(37,070)	(10,005)
New Zealand	–	(362)	(2,078)
Other	(2,660)	–	–

Total Triple Play Distribution	(34,998)	(37,432)	(12,083)
Content	(6,849)	(1,179)	–
Other	1,828	(4,713)	(129)

Total Asia/Pacific	(40,019)	(43,324)	(12,212)

Corporate and other	(31,994)	(13,020)	(12,037)

Total consolidated Adjusted EBITDA	$(190,636)	$(368,464)	$(133,177)

Triple Play Distribution Revenue

	Year Ended December 31, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$227,212	$63,381	$75,395	$365,988
Austria	76,658	41,241	45,174	163,073
Belgium	13,770	–	8,549	22,319
Czech Republic	28,362	750	1,338	30,450
Norway	44,673	6,845	8,188	59,706
Hungary	56,407	23,802	3,125	83,334
France	56,040	20,995	6,777	83,812
Poland	75,301	–	1,644	76,945
Sweden	30,592	–	9,901	40,493
Germany	42,815	38	56	42,909
Other	18,793	–	–	18,793

Total Europe	670,623	157,052	160,147	987,822

Latin America:
Chile	107,884	52,916	5,790	166,590
Brazil	3,908	–	–	3,908
Other	1,958	–	122	2,080

Total Latin America	113,750	52,916	5,912	172,578

Asia/Pacific:
Australia	133,177	2,991	9,255	145,423
Other	–	–	–	–

Total Asia/Pacific	133,177	2,991	9,255	145,423

Total consolidated Triple Play Distribution revenue	$917,550	$212,959	$175,314	$1,305,823

Triple Play Distribution Revenue

	Year Ended December 31, 2000
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$199,592	$46,367	$35,353	$281,312
Austria	76,264	25,209	25,438	126,911
Belgium	14,456	1,319	4,261	20,036
Czech Republic	23,784	886	250	24,920
Norway	45,020	3,126	2,852	50,998
Hungary	43,551	19,991	421	63,963
France	53,822	9,365	2,574	65,761
Poland	68,574	–	4	68,578
Sweden	30,803	–	5,871	36,674
Germany	9,656	10	16	9,682
Other	21,903	–	–	21,903

Total Europe	587,425	106,273	77,040	770,738

Latin America:
Chile	113,400	33,497	1,270	148,167
Brazil	4,797	–	–	4,797
Other	1,945	–	1	1,946

Total Latin America	120,142	33,497	1,271	154,910

Asia/Pacific:
Australia	163,094	732	4,189	168,015
New Zealand	844	3,166	878	4,888
Other	–	–	–	–

Total Asia/Pacific	163,938	3,898	5,067	172,903

Total consolidated Triple Play Distribution revenue	$871,505	$143,668	$83,378	$1,098,551

Triple Play Distribution Revenue

	Year Ended December 31, 1999
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$117,025	$32,029	$8,616	$157,670
Austria	83,736	7,321	13,610	104,667
Belgium	15,737	–	2,497	18,234
Czech Republic	7,485	181	–	7,666
Norway	49,185	365	565	50,115
Hungary	35,197	–	125	35,322
France	27,522	2,710	590	30,822
Poland	26,845	–	–	26,845
Sweden	13,335	–	504	13,839
Germany	–	–	–	–
Other	8,328	–	–	8,328

Total Europe	384,395	42,606	26,507	453,508

Latin America:
Chile	77,476	9,881	87	87,444
Brazil	4,637	–	–	4,637
Other	2,428	–	–	2,428

Total Latin America	84,541	9,881	87	94,509

Asia/Pacific:
Australia	145,602	–	–	145,602
New Zealand	1,279	4,107	–	5,386
Other	–	–	–	–

Total Asia/Pacific	146,881	4,107	–	150,988

Total consolidated Triple Play Distribution revenue	$615,817	$56,594	$26,594	$699,005

Revenue by Geographical Area

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Europe:
The Netherlands	$438,421	$342,277	$165,526
Austria	170,250	133,190	104,667
Belgium	22,545	20,035	18,233
Czech Republic	40,976	28,791	8,708
Norway	69,882	56,650	50,115
Hungary	93,206	65,292	35,322
France	87,215	65,765	30,823
Poland	135,974	121,285	37,762
Sweden	41,699	36,674	13,839
Germany	50,890	11,043	–
Other	82,130	37,632	8,427

Total Europe	1,233,188	918,634	473,422

Latin America:
Chile	166,590	148,167	87,444
Brazil	3,908	4,797	4,637
Other	2,136	2,021	3,018

Total Latin America	172,634	154,985	95,099

Asia/Pacific:
Australia	155,631	172,425	145,602
New Zealand	–	4,888	5,386
Other	–	–	976

Total Asia/Pacific	155,631	177,313	151,964

Corporate and other	441	102	277

Total consolidated revenue	$1,561,894	$1,251,034	$720,762

	Investments in Affiliates		Long-Lived Assets		Total Assets
	December 31,		December 31,		December 31,
	2001	2000	2001	2000	2001	2000
	(In thousands)
Europe:
The Netherlands	$143,681	$619,527	$1,556,384	$1,524,771	$4,151,306	$6,131,443
Austria	–	–	292,111	273,139	410,534	430,988
Belgium	–	–	21,740	22,816	43,158	43,141
Czech Republic	–	–	126,062	114,030	221,149	214,598
France	–	–	563,220	532,951	765,964	849,011
Hungary	97	3	223,255	210,851	351,825	349,788
Norway	–	–	235,611	197,792	302,006	296,494
Poland	29,254	16,230	147,952	298,106	689,208	1,222,790
Sweden	–	–	76,819	63,756	372,368	420,827
Germany	37	530	72,317	74,982	144,517	969,679
Other	–	3	39,905	130,958	94,935	108,382

Total Europe	173,069	636,293	3,355,376	3,444,152	7,546,970	11,037,141

Latin America:
Chile	–	–	311,217	274,621	544,937	521,812
Brazil	4,426	4,232	9,181	4,970	20,055	17,039
Other	38,394	35,540	4,024	6,187	92,317	63,707

Total Latin America	42,820	39,772	324,422	285,778	657,309	602,558

Asia/Pacific:
Australia	–	27,872	–	136,630	–	520,693
New Zealand	–	37,119	–	–	–	–
Other	15,736	15,266	–	6	249,499	62,325

Total Asia/Pacific	15,736	80,257	–	136,636	249,499	583,018

Corporate and other	–	–	12,687	14,091	585,473	924,235

Total consolidated	$231,625	$756,322	$3,692,485	$3,880,657	$9,039,251	$13,146,952

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31,			Year Ended December 31,
	2001	2000	1999	2001	2000	1999
	(In thousands)
Europe:
The Netherlands	$(444,550)	$(303,088)	$(100,891)	$376,207	$853,980	$294,685
Austria	(68,513)	(57,221)	(42,198)	92,679	133,371	95,675
Belgium	(7,531)	(9,341)	(9,652)	8,367	9,830	8,639
Czech Republic	(24,577)	(16,618)	(4,044)	26,287	29,282	3,134
France	(78,732)	(59,512)	(22,209)	114,596	226,388	72,675
Hungary	(35,202)	(23,103)	(8,431)	31,599	117,866	39,576
Norway	(35,918)	(31,466)	(32,541)	60,563	99,861	58,092
Poland	(126,855)	(107,682)	(39,769)	35,628	126,881	47,369
Sweden	(37,098)	(34,271)	(14,955)	28,767	16,386	14,407
Germany	(107,799)	(4,149)	–	12,788	6,720	–
Corporate and other	(15,120)	(11,019)	(5,752)	13,610	11,933	5,545

Total Europe	(981,895)	(657,470)	(280,442)	801,091	1,632,498	639,797

Latin America:
Chile	(54,467)	(47,352)	(28,505)	135,821	96,808	53,120
Brazil	(2,101)	(2,236)	(2,347)	6,607	1,384	4,399
Other	(5,283)	(1,321)	(1,290)	3,811	1,923	3,167

Total Latin America	(61,851)	(50,909)	(32,142)	146,239	100,115	60,686

Asia/Pacific:
Australia	(100,489)	(101,619)	(97,381)	48,291	113,786	94,513
New Zealand	–	(2,832)	(5,266)	–	–	23,306
Other	(1,282)	(1,178)	(2,076)	–	55	3,014

Total Asia/Pacific	(101,771)	(105,629)	(104,723)	48,291	113,841	120,833

Corporate and other	(1,659)	(1,514)	(1,407)	790	148	426

Total consolidated	$(1,147,176)	$(815,522)	$(418,714)	$996,411	$1,846,602	$821,742

The Company's consolidated Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Operating loss	$(2,871,699)	$(1,140,803)	$(775,625)
Depreciation and amortization	1,147,176	815,522	418,714
Stock-based compensation expense (credit)	8,818	(43,183)	223,734
Impairment and restructuring charges	1,525,069	–	–

Consolidated Adjusted EBITDA	$(190,636)	$(368,464)	$(133,177)

19. Impairment and Restructuring Charges

The following table details these impairment and restructuring charges by type and related segment of the business:

	Employee Severance and Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
	(In thousands)
UPC:
UPC Distribution	$35,081	$12,523	$31,281	$37,820	$682,633	$799,338
Priority Telecom	7,829	3,548	11,505	–	418,413	441,295
UPC Media	2,164	–	50,767	9,515	–	62,446
Swiss wireless license	–	–	–	–	91,260	91,260
Microsoft contract acquisition rights	–	–	–	–	59,831	59,831
Corporate	1,861	233	–	–	46,590	48,684
Austar United	–	–	–	–	22,215	22,215

Total impairment and restructuring charges	46,935	16,304	93,553	47,335	1,320,942	1,525,069
Cash paid during 2001	(13,497)	(6,386)	(14,814)	(3,294)	–	(37,991)
Cumulative translation adjustment	127	38	346	55	–	566
Non-cash impairment charges	–	–	12,122	(29,592)	(1,320,942)	(1,338,412)

Impairment and restructuring liability as of December 31, 2001	$33,565	$9,956	$91,207	$14,504	$–	$149,232

UPC implemented a company-wide restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts.

Employee Severance and Termination Costs.    These costs included salaries, benefits, outplacement and other costs related to employee terminations. The total workforce reduction was effected through a combination of involuntary terminations and a reorganization of operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

Office Closures.    In addition to the reduction of employee positions, UPC's restructuring plan included reductions in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs and other related costs.

Programming and Lease Contract Termination Costs.    These costs included restructuring and/or cancellation of excess capacity of certain contracts.

UPC Distribution Impairment Charge.    This charge is primarily related to UPC's investment in UPC GmbH. UPC has a 51.0% interest in UPC GmbH, which in turn holds a 100% interest in EWT/TSS. During 2001, UPC pursued merger opportunities with respect to UPC GmbH that ultimately did not materialize. Because UPC lacks the financial resources to fully develop the triple play in Germany, and due to the inability of UPC to find a partner to help implement this strategy, the long range plans of UPC GmbH were revised to provide for a "care and maintenance" program, meaning that the business plan will be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, and in accordance with UPC's policy regarding recoverability of tangible and intangible assets, UPC determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in SFAS 121. After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair market value of the investment in EWT/TSS using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

Priority Telecom Impairment Charge.    During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally IRUs and related goodwill, within its CLEC subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. UPC revised its strategic plans for using these assets because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached agreement to acquire Cignal in the second quarer of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.

Swiss Wireless License.    This license was acquired by UPC during 2000. Since its acquisition, UPC has been evaluating various alternatives to develop this license. During the fourth quarter of 2001, in connection with UPC's overall strategic review, it was determined that UPC was not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.

Microsoft Contract Acquisition Rights.    As a result of issuing warrants to Microsoft Corporation during 1999 and 2000, UPC recorded €150.2 ($146.0) million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

In December 2001, Austar United reviewed all of its activities and restructured its business to focus on the core pay television business and augment it with interactive television services. This restructuring included outsourcing a number of existing functions, ceasing operation of its own Internet network, streamlining sales and customer service processes and reducing general corporate overhead. In conjunction with this restructuring, Austar United analyzed the carrying value of its tangible and intangible assets in accordance with SFAS 121, and determined there was an impairment in the value of certain of its assets, primarily the spectrum licenses and goodwill related to its Internet business. These assets were written down to fair value as of December 31, 2001. The impairment and restructuring charges for Austar United totaled $146.2 million, and due to the deconsolidation of Austar United effective November 15, 2001, this amount is included in share in results of affiliates. In addition, Asia/Pacific recorded an impairment of the carrying value of goodwill on its books of $22.2 million related to its investment in Austar United.

The following table summarizes the number of employees terminated as of December 31, 2001 and to be terminated during 2002 in connection with UPC's restructuring (by division and by function):

	Number of Employees
	2001	2002
Division:
UPC Distribution	449	873
Priority Telecom	88	23
UPC Media	26	86
Corporate	13	4

Total	576	986

Function:
Programming	133	1
Network Operations	143	498
Customer Operations	58	112
Customer Care	84	92
Billing and Collection	1	4
Customer Acquisition and Marketing	73	164
Administration	84	115

Total	576	986

It is possible that UPC may incur significant additional impairment and restructuring charges in 2002. Such charges could arise as a result of its contemplated debt restructuring, a rationalization of its investments or the application of accounting standards used to value and adjust to carrying value long-lived assets, goodwill and other intangibles. Because of uncertainties concerning UPC's proposed debt restructuring, UPC is not able to estimate whether it will need to incur such charges in 2002 and thereafter, or, if such charges are necessary, the likely amount of the charges.

20. Basic and Diluted Net (Loss) Income Attributable to Common Stockholders

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Basic:
Net (loss) income	$(4,494,098)	$(1,220,890)	$636,318
Accrual of dividends on Series A convertible preferred stock	–	–	(220)
Accrual of dividends on Series B convertible preferred stock	(1,873)	(1,717)	(1,899)
Accrual of dividends on Series C convertible preferred stock	(29,750)	(29,750)	(14,875)
Accrual of dividends on Series D convertible preferred stock	(20,125)	(20,125)	(1,398)

Basic net (loss) income attributable to common stockholders	$(4,545,846)	$(1,272,482)	$617,926
Diluted:
Accrual of dividends on Series A convertible preferred stock	– (1)	– (1)	220
Accrual of dividends on Series B convertible preferred stock	– (1)	– (1)	1,899
Accrual of dividends on Series C convertible preferred stock	– (1)	– (1)	14,875
Accrual of dividends on Series D convertible preferred stock	– (1)	– (1)	1,398

Diluted net (loss) income attributable to common stockholders	$(4,545,846)	$(1,272,482)	$636,318

(1)
Excluded from the calculation of diluted net (loss) income attributable to common stockholders because the effect is anti-dilutive.

21. Related Party Transactions

Notes Receivable, Related Parties

	December 31,
	2001	2000
	(In thousands)
Liberty	$302,708	$243,451
Telecable	7,952	3,683

Total	$310,660	$247,134

The Company executed four promissory notes with Liberty, whereby the Company loaned Liberty an aggregate $510.0 million. Interest on the outstanding principal amount accrued at 8.0% per annum, and totaled $15.1 million and $1.1 million as of December 31, 2001 and 2000, respectively. On December 3, 2001, Liberty repaid principal and interest on these notes totaling $241.3 million. The remainder of these notes were assumed by United on January 30, 2002 in connection with the merger transaction.

Related Party Receivables

Related party receivables include expenses paid on behalf of affiliates as well as loans by UPC to certain employees for the exercise of the employees' stock options, taxes on options exercised, or both.

Other Notes Receivable

Notes receivable from officers and directors, totaling approximately $17.6 million, including accrued interest of approximately $1.0 million, are generally payable on demand and in any event on November 22, 2002, accrue interest at 90-day LIBOR plus 2.5% or 3.5%, as determined in accordance with the terms of each note, and are secured by certain stock options and shares owned by such individuals. Accordingly, such amounts have been recorded as a reduction to stockholders' equity.

22. Subsequent Events

Merger Transaction

United was formed in February 2001 as part of a series of planned transactions with UGC Holdings and Liberty, which are intended to accomplish a restructuring and recapitalization of United's business. On January 30, 2002, United completed a transaction with Liberty and UGC Holdings, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United. In exchange for these contributions, United issued Liberty approximately 21.9 million shares of United's Class C common stock;

  •
  The Founders transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of United's Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies.

As a result of the merger transaction:

  •
  UGC Holdings became United's 99.5%-owned subsidiary;

  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of United's Class A common stock;

  •
  The shares of UGC Holdings' preferred stock outstanding immediately prior to the merger, other than UGC Holdings' Series E preferred stock, were converted into an aggregate of approximately 23.3 million shares of United's Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;

  •
  The shares of UGC Holdings' Series E preferred stock outstanding immediately prior to the merger were converted into an aggregate of 1,500 shares of UGC Holdings' Class A common stock;

  •
  Liberty has the right to elect four of United's 12 directors;

  •
  The Founders have the effective voting power to elect eight of United's 12 directors; and

  •
  United has the right to elect half of UGC Holdings' directors and four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle, have the right to elect the other half of UGC Holdings' directors.

Immediately following the merger transaction:

  •
  Liberty contributed to United the Belmarken Notes and, as a result, two of the Company's Dutch subsidiaries owe the amounts payable under such notes, which had an accreted value of $891.7 million as of January 30, 2002, to United rather than to Liberty;

  •
  Liberty contributed $200.0 million in cash to United;

  •
  Liberty contributed to United $1.435 billion face amount of UPC senior notes and €263.1 million face amount of UPC senior discount notes and, as a result, UPC owes the obligations represented by such senior notes and senior discount notes to United rather than to Liberty; and

  •
  In exchange for the contribution of these assets to United, an aggregate of approximately 281.3 million shares of United's Class C common stock was issued to Liberty.

In December 2001, IDT United, Inc. ("IDT United") commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior notes of UGC Holdings. This tender offer expired at 5:00 p.m., New York City time, on February 1, 2002. As of the expiration of the tender offer, holders of the notes had validly tendered and not withdrawn notes representing $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United.

Prior to the merger on January 30, 2002, United acquired from Liberty $751.2 million aggregate principal amount at maturity of the senior notes of UGC Holdings, as well as all of Liberty's interest in IDT United. The purchase price for the senior notes and Liberty's interest in IDT United was:

  •
  United's assumption of $304.6 million of indebtedness owed by Liberty to UGC Holdings (due January 30, 2004); and

  •
  Cash in the amount of $143.9 million.

On January 30, 2002 LBTW I, Inc., a subsidiary of Liberty, loaned United Programming Argentina II, Inc., a subsidiary of United, $17.3 million, of which $2.3 million was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Programming Argentina II, Inc. an additional $85.4 million, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002. United used the proceeds of these loans to purchase additional shares of preferred stock and promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary.

United has no independent operations of its own other than those attributable to its 99.5% common stock interest in UGC Holdings. United's Board of Directors and the Board of Directors of UGC Holdings recently approved the conversion of the 0.5% economic interest held by the Founders into UGC Holdings Class C non-voting common stock, which would result in 100% voting control over UGC Holdings' Board of Director elections by United. Following conversion, United would consolidate UGC Holdings and its subsidiaries. The timing of that conversion is uncertain, but is expected to occur as soon as practicable.

Certain Income Tax Consequences of the Merger Transaction

For U.S. income tax purposes, UGC Holdings had estimated net operating losses of $414.2 million as of December 31, 2001. Such net operating losses may generally be used to offset future income or gain recognized. The Company anticipates that substantially all of UGC Holdings' existing net operating losses are expected to be used to offset any "cancellation of debt", or "COD", income recognized as a result of Liberty's or United's acquisition of the UGC Holdings senior discount notes, because such acquisition occurred prior to the merger transaction, and UGC Holdings did not experience an "ownership change", as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), prior to the merger transaction. The amount of income realized will depend on the difference between the purchase price paid for the notes and the adjusted issue price, as defined in U.S. Treasury Regulation Section 1.1275-1. The merger transaction resulted in an ownership change for UGC Holdings as defined in

Section 382 of the Code. As such, UGC Holdings may be limited in its ability to use any remaining pre-change net operating losses to offset future income or gain.

The merger transaction may result in the realization of substantial COD income by UPC for U.S. income tax purposes. Depending on UPC's positive current year earnings and profits, the amount of passive income recognized by UPC, and UPC's quarterly average amount of investments in U.S. property during the tax year in which such COD income is realized, UGC Holdings may recognize a deemed dividend based on its proportionate ownership in UPC as of December 31, 2002. UGC Holdings intends to take actions to minimize the amount of any such deemed dividend.

For U.S. income tax purposes, United and UGC Holdings will not file as part of a consolidated group because United does not have the requisite control of UGC Holdings to permit tax consolidation. As a separate entity, United may not use any tax attributes, which include but are not limited to net operating losses, tax credits, or capital losses, generated by UGC Holdings or its affiliated U.S. subsidiaries to reduce taxes paid by United.

As a result of the merger transaction, United owns certain senior notes of UGC Holdings. The direct acquisition of UGC Holdings senior notes by United triggered COD income at the UGC Holdings level for income tax purposes, which may result in the utilization of substantially all of UGC Holdings' net operating loss carryforwards existing as of December 31, 2001. United will recognize interest income on these bonds as they accrete. This interest will not be deductible by UGC Holdings for U.S. income tax purposes as it accretes. Instead, a portion of such interest may be deducted when and if such interest is paid in the future. The remaining portion is permanently non-deductible. In addition to the 10 3/4% senior discount notes, United owns several notes and bonds from other affiliates as a result of the merger transaction. United will generally be required to recognize interest income from such notes and bonds as it accrues or accretes to the extent it is likely that such amounts will ultimately be paid. As a result of this interest income, United may recognize taxable income in 2002 on which it will owe current federal and state income taxes.

UPC Romania

In February 2002, the minority shareholders in UPC Romania exercised their option which required UPC to purchase all of their partnership interests effective December 31, 2001, for consideration of approximately €24.1 ($21.5) million, which was paid in February 2002.