Form 10-Q
period 2002-03-31
UNITEDGLOBALCOM INC
filed 2002-05-17
CIK 1134061

Use these links to rapidly review the document
UNITEDGLOBALCOM, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-496-58

UnitedGlobalCom, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1602895 (I.R.S. Employer Identification No.)

4643 South Ulster Street, #1300 Denver, Colorado (Address of principal executive offices)	80237 (Zip code)

Registrant's telephone number, including area code: (303) 770-4001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the Registrant's common stock as of May 15, 2002 was:

Class A common stock – 110,291,192 shares
Class B common stock –    8,870,332 shares
Class C common stock – 303,123,542 shares

UNITEDGLOBALCOM, INC.
TABLE OF CONTENTS

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$775,823	$920,140
Restricted cash	36,507	86,625
Short-term liquid investments	76,729	78,946
Subscriber receivables, net of allowance for doubtful accounts of $62,481 and $51,405, respectively	143,644	152,025
Notes receivable, related parties	8,314	310,904
Other receivables, including related party receivables of $36,774 and $32,145, respectively	93,626	107,704
Deferred financing costs, net of accumulated amortization of $35,577 and $39,178, respectively	100,182	132,564
Deferred taxes	4,183	3,604
Business transferred under contractual arrangement	59,247	78,672
Other current assets, net	97,171	72,067

Total current assets	1,395,426	1,943,251
Investments in affiliates, accounted for under the equity method, net	200,365	231,625
Property, plant and equipment, net of accumulated depreciation of $1,219,899 and $1,174,197, respectively	3,560,329	3,692,485
Goodwill and other intangible assets, net of accumulated amortization of $537,205 and $552,370, respectively	2,807,656	2,843,922
Deferred financing costs, net of accumulated amortization of $147 and $7,688	210	18,371
Derivative assets	25,309	131,320
Deferred taxes	9,763	8,866
Business transferred under contractual arrangement	126,743	143,124
Other assets, net	18,964	25,676

Total assets	$8,144,765	$9,038,640

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable, including related party payables of $2,643 and $1,347, respectively	$224,744	$350,813
Accrued liabilities	625,501	697,827
Subscriber prepayments and deposits	129,095	88,975
Short-term debt	71,781	77,614
Notes payable, related party	102,728	–
Current portion of senior notes and other long-term debt, related party	–	2,314,992
Current portion of senior notes and other long-term debt	6,020,604	6,074,502
Business transferred under contractual arrangement	610,325	607,350
Other current liabilities	10,924	11,052

Total current liabilities	7,795,702	10,223,125
Senior discount notes and senior notes	376,181	1,565,856
Other long-term debt	76,171	78,037
Business transferred under contractual arrangement	245,763	228,012
Deferred taxes	193,355	80,300
Other long-term liabilities	142,155	148,135

Total liabilities	8,829,327	12,323,465

Minority interests in subsidiaries	1,244,723	1,240,665

Series B convertible preferred stock, stated at liquidation value, nil and 113,983 shares issued and outstanding, respectively	–	29,990

Stockholders' deficit
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Series C convertible preferred stock, nil and 425,000 shares issued and outstanding, respectively	–	425,000
Series D convertible preferred stock, nil and 287,500 shares issued and outstanding, respectively	–	287,500
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 109,691,192 and 98,042,205 shares issued and outstanding, respectively	1,097	981
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 and 19,027,130 shares issued and outstanding, respectively	89	190
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 and nil shares issued and outstanding, respectively	3,031	–
Additional paid-in capital	3,704,660	1,537,944
Deferred compensation	(64,796)	(74,185)
Treasury stock, at cost, 5,569,240 and 5,604,948 shares of Class A common stock, respectively	(29,061)	(29,984)
Accumulated deficit	(5,328,733)	(6,437,290)
Other cumulative comprehensive income (loss)	(215,572)	(265,636)

Total stockholders' deficit	(1,929,285)	(4,555,480)

Total liabilities and stockholders' deficit	$8,144,765	$9,038,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts and number of shares)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$349,040	$394,745
Operating expenses	(184,916)	(294,836)
Selling, general and administrative expenses	(118,129)	(174,221)
Depreciation and amortization	(165,184)	(271,114)
Impairment and restructuring charges	(3,458)	–

Operating income (loss)	(122,647)	(345,426)
Interest income, including related party income of $2,465 and $5,667, respectively	9,921	31,227
Interest expense, including related party expense of $18,773 and nil, respectively	(184,134)	(266,477)
Foreign currency exchange loss, net	(46,365)	(91,003)
Provision for loss on investments	(6,705)	–
Derivative losses and other expenses, net	(163,537)	(36,537)

Income (loss) before other items	(513,467)	(708,216)
Income tax expense, net	(11,718)	(772)
Minority interests in subsidiaries	(23,987)	61,345
Share in results of affiliates, net	(70,962)	(48,190)

Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(620,134)	(695,833)
Extraordinary gain on early retirement of debt, net of income tax	1,732,709	–
Cumulative effect of change in accounting principle	–	32,574

Net income (loss)	$1,112,575	$(663,259)

Basic net income (loss) attributable to common stockholders	$1,108,401	$(676,185)

Diluted net income (loss) attributable to common stockholders	$1,108,401	$(676,185)

Net income (loss) per common share:
Basic net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$(1.96)	$(7.27)
Extraordinary gain on early retirement of debt	5.45	–
Cumulative effect of change in accounting principle	–	0.33

Basic net income (loss)	$3.49	$(6.94)

Diluted net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$(1.92)	$(7.27)
Extraordinary gain on early retirement of debt	5.32	–
Cumulative effect of change in accounting principle	–	0.33

Diluted net income (loss)	$3.40	$(6.94)

Weighted-average number of common shares outstanding:
Basic	317,936,595	97,439,092

Diluted	325,549,541	97,439,092

Comprehensive income (loss):
Net income (loss)	$1,112,575	$(663,259)
Foreign currency translation adjustments	42,529	(43,753)
Change in fair value of derivative assets	7,555	–
Change in unrealized gain on available-for-sale securities	57	36,426
Cumulative effect on other comprehensive income of change in accounting principle	–	523
Amortization of cumulative effect of change in accounting principle	(77)	–

Comprehensive income (loss)	$1,162,639	$(670,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
(In thousands, except number of shares)
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
													Treasury Stock			Other Cumulative Comprehensive Loss
											Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,130	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,798)	(101)	21,835,384	218	770,449	–	(35,708)	923	–	–	59,105
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	–	–	281,288,158	2,813	1,396,479	–	–	–	–	–	1,399,292
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Issuance of Class A common stock in connection with 401(k) plan	–	–	–	–	20,313	–	–	–	–	–	110	–	–	–	–	–	110
Equity transactions of subsidiaries	–	–	–	–	–	–	–	–	–	–	97	(97)	–	–	–	–	–
Interest on loans to related parties	–	–	–	–	–	–	–	–	–	–	(263)	–	–	–	–	–	(263)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	–	–	9,486	–	–	–	–	9,486
Net income	–	–	–	–	–	–	–	–	–	–	–	–	–	–	1,112,575	–	1,112,575
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	42,529	42,529
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	7,555	7,555
Change in unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	57	57
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(77)	(77)

Balances, March 31, 2002	–	$–	–	$–	109,691,192	$1,097	8,870,332	$89	303,123,542	$3,031	$3,704,660	$(64,796)	5,569,240	$(29,061)	$(5,328,733)	$(215,572)	$(1,929,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$1,112,575	$(663,259)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	165,184	271,114
Impairment and restructuring charges	3,458	–
Stock-based compensation	8,709	3,222
Accretion of interest on senior notes and amortization of deferred financing costs	74,679	120,672
Unrealized foreign exchange losses	52,519	123,373
Provision for loss on investments	6,705	–
Loss (gain) on derivative securities	155,918	(17,231)
Minority interests in subsidiaries	23,987	(61,345)
Share in results of affiliates, net	70,962	48,190
Extraordinary gain on early retirement of debt	(1,732,709)	–
Cumulative effect of change in accounting principle	–	(32,574)
Increase in receivables, net	(6,526)	(30,973)
Decrease (increase) in other assets	11,074	(39,962)
Decrease in accounts payable, accrued liabilities and other	(23,647)	(136,230)

Net cash flows from operating activities	(77,112)	(415,003)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(687,872)	(304,855)
Proceeds from sale of short-term liquid investments	690,140	376,847
Restricted cash released, net	49,480	29
Investments in affiliates and other investments	(1,339)	(18,980)
Dividends received from affiliates	11,542	3,170
New acquisitions, net of cash acquired	(252,728)	(24,195)
Capital expenditures	(114,660)	(205,052)
Increase in notes receivable from affiliates	(444)	(35,028)
Other	(660)	454

Net cash flows from investing activities	(306,541)	(207,610)

Cash Flows from Financing Activities
Issuance of common stock	200,006	3,178
Proceeds from short-term and long-term borrowings	576	184,298
Proceeds from notes payable to shareholder	102,728	–
Deferred financing costs	(13,008)	(1,688)
Repayments of short-term and long-term borrowings	(28,426)	(25,528)

Net cash flows from financing activities	261,876	160,260

Effect of Exchange Rates on Cash	(22,540)	(58,947)

Decrease in Cash and Cash Equivalents	(144,317)	(521,300)
Cash and Cash Equivalents, Beginning of Period	920,140	1,876,828

Cash and Cash Equivalents, End of Period	$775,823	$1,355,528

Supplemental Cash Flow Disclosures:
Cash paid for interest	$13,781	$183,320

Cash received for interest	$8,252	$24,258

Non-cash Investing and Financing Activities:
Assumption of note payable for financial assets	$304,598	$–

Issuance of common stock for financial assets	$1,206,441	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2002
(Unaudited)

1. Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") provides video, telephone and Internet services, which the Company refers to as "Triple Play Distribution", in numerous countries worldwide. The following chart presents a summary of the Company's ownership structure as of March 31, 2002.

2. Merger Transaction

The Company was formed in February 2001 as part of a series of planned transactions with UGC Holdings and Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty"), intended to restructure and recapitalize United's business. On January 30, 2002, United completed a transaction with Liberty and UGC Holdings, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United and in exchange for these contributions, United issued Liberty approximately 21.8 million shares of United's Class C common stock;

  •
  Certain long-term stockholders of UGC Holdings (the "Founders") transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies; and

  •
  Four of the Founders (the "Principal Founders") contributed $3.0 million to UGC Holdings in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in UGC Holdings and entitling them to elect one-half of UGC Holdings' directors.

As a result of the merger transaction:

  •
  UGC Holdings became United's 99.5%-owned subsidiary, and the Principal Founders held the remaining 0.5% interest in UGC Holdings;

  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of United's Class A common stock;

  •
  The shares of UGC Holdings' Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of United Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;

  •
  Liberty has the right to elect four of United's 12 directors;

  •
  The Founders have the effective voting power to elect eight of United's 12 directors; and

  •
  United had the right to elect half of UGC Holdings' directors and the Principal Founders had the right to elect the other half of UGC Holdings' directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which UGC Holdings became a wholly-owned subsidiary of the Company and the Company became entitled to elect the entire board of directors of UGC Holdings).

Immediately following the merger transaction:

  •
  Liberty contributed to United notes issued by two of UGC Holdings' Dutch subsidiaries (the "Belmarken Notes" or "Exchangeable Loan") and, as a result, these Dutch subsidiaries owe the amounts payable under such notes to United rather than to Liberty;

  •
  Liberty contributed $200.0 million in cash to United;

  •
  Liberty contributed to United $1.435 billion face amount of UPC senior notes and €263.1 million face amount of UPC senior discount notes (collectively the "UPC Bonds") and, as a result, UPC owes the obligations represented by the UPC Bonds to United rather than to Liberty; and

  •
  In exchange for the contribution of these assets to United, an aggregate of approximately 281.3 million shares of United's Class C common stock was issued to Liberty.

In December 2001, IDT United, Inc. commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior discount notes of UGC Holdings (the "UGC Holdings 1998 Notes"). As of the expiration of the tender offer on February 1, 2002, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United.

Prior to the merger on January 30, 2002, United acquired from Liberty $751.2 million aggregate principal amount at maturity of the UGC Holdings 1998 Notes (which had previously been distributed to Liberty by IDT United in redemption of a portion of Liberty's equity interest and in prepayment of a portion of IDT United's debt to Liberty), as well as all of Liberty's remaining interest in IDT United. The purchase price for the UGC Holdings 1998 Notes and Liberty's interest in IDT United was:

  •
  United's assumption of approximately $304.6 million of indebtedness owed by Liberty to UGC Holdings; and

  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, Liberty loaned United approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned United an additional approximately $85.4 million. United used the proceeds of these loans to purchase additional shares of preferred stock and promissory notes issued by IDT United. These notes to Liberty accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary. The Company consolidates IDT United as a "special purpose entity", due to insufficient third party residual equity at risk.

On May 14, 2002, the Principal Founders transferred all of the shares of UGC Holdings common stock held by them to United in exchange for an aggregate of 600,000 shares of United Class A common stock pursuant to an Exchange Agreement dated May 14, 2002, among such individuals and United. This Exchange Agreement superseded the Exchange Agreement entered into at the time of the merger transaction. As a result of this exchange, UGC Holdings is now a wholly-owned subsidiary of United, and United is entitled to elect the entire board of directors of UGC Holdings. This transaction was the final step in the recapitalization of the Company.

United accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interests. Under reorganization accounting, the Company has consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, UPC Bonds and the Belmarken Notes was recorded at the fair value of United's common stock at closing. The estimated fair value of the these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, United recognized an extraordinary gain of approximately $1.624 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over United's cost, net of income tax, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$530,149	$1,210,974	$680,825
UPC Bonds	312,831	1,428,340	1,115,509
Belmarken Notes	891,671	891,671	–
Write-off of deferred financing costs	–	(62,224)	(62,224)
Income tax	–	(110,583)	(110,583)

Total extraordinary gain on early retirement of debt	$1,734,651	$3,358,178	$1,623,527

3. Risks, Uncertainties and Liquidity

UPC

UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of March 31, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness through 2002. In addition, as a result of the events of default described below, the UPC Bonds, Belmarken Notes and the senior secured credit facility among UPC Distribution Holdings, B.V. ("UPC Distribution") as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"), have been classified as current. These factors raise substantial doubt about UPC's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the Belmarken Notes and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business. During 2001, UPC reviewed its current and long-range plan for all segments of its business and hired a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and are profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make these interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and to foreclose on the collateral securing the loan. As of May 15, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes. In addition, on May 1, 2002, UPC failed to make required interest payments in the aggregate amount of $35.3 million on its outstanding 10.875% Senior Notes due 2007 and 11.25% Senior Notes due 2009.

UPC's failure to make the February 1, 2002 interest payments on certain of its outstanding senior notes gave rise to cross events of default under the following credit and loan facilities:

  •
  UPC Distribution Bank Facility;

  •
  Revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's majority-owned subsidiary ("EWT"), as borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as facility agent and security agent and a group of financial institutions (the "EWT Facility"); and

  •
  Belmarken Notes.

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

On March 4, 2002, UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Belmarken Notes for the cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults.

Each of these waivers will remain effective until the earlier of:

  •
  June 3, 2002,

  •
  the occurrence of any other event of default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Belmarken Notes only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC ordinary shares in accordance with the terms of a memorandum of understanding, dated February 1, 2002 (the "Memorandum of Understanding"), by and among UPC, United and UGC Holdings or five business days after United has given notice to UPC that, in its judgment, restructuring negotiations with the holders of the senior notes and senior discount notes are not progressing satisfactorily.

In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a €100.0 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

As of May 15, 2002, UPC had not made the interest payments on the 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010, 11.5% Senior Notes due 2010, 10.875% Senior Notes due 2007 and the 11.25% Senior Notes due 2009. None of the events described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

The Memorandum of Understanding relates to an agreement in principle among UPC, United and UGC Holdings to effectuate a series of transactions, which, if consummated, would result in a restructuring of the outstanding debt obligations of UPC and its subsidiaries. The Memorandum of Understanding with United and UGC Holdings is conditional, among other things, on the receipt of tenders of 95.0% of all UPC notes outstanding in an exchange offer. United has agreed in principle to convert $2.6 billion (face amount) of UPC's indebtedness and $0.3 billion of convertible preference shares held by UGC Holdings into new UPC ordinary shares as part of the recapitalization.

During March 2002, United met with representatives of UPC and a steering committee representing the holders of UPC's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of such notes and the Belmarken Notes. United and its advisors and the note holders' steering committee and its advisors have completed the due diligence about UPC and UPC's current financial condition. United has not reached any decisions with either UPC or the note holders' steering committee regarding the terms or timing of a debt restructuring. United expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the value of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes and the Belmarken Notes. Since United is in preliminary discussions with UPC and the note holders' steering committee, United cannot predict the terms or the timing of its restructuring. In addition, United cannot be assured that it will be able to reach agreement with either UPC or the note holders on mutually satisfactory terms.

If the parties are unable to reach agreement on the terms of the debt restructuring or UPC is otherwise unable to successfully complete a restructuring plan for its debt, UPC may seek relief under a debt moratorium leading to a suspension of payments, or a bankruptcy proceeding under applicable Dutch laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to UPC, holders of UPC's outstanding securities, including UPC's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Belmarken Notes, may lose some or all of the value of their investment in UPC's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or UPC's liquidation.

Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfill a contribution obligation no later than March 2003, by contribution of certain assets amounting to approximately €358.8 ($320.7) million. If UPC fails to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49.0% stockholder of UPC Germany may acquire 22.0% of the outstanding shares of UPC Germany from UPC for nominal consideration. As a result of events discussed above, on March 5, 2002, UPC received the 49.0% stockholder's notice of exercise. Upon settlement of the exercise, UPC's interest in UPC Germany would be reduced to 29.0% and UPC would no longer consolidate UPC Germany. UPC believes delivery of the UPC Germany shares would extinguish the contribution obligation.

VTR

VTR's working capital as of March 31, 2002 and projected operating cash flows were sufficient to fund VTR's operations over the next year, however they were not sufficient to service its indebtedness, raising substantial doubt about its ability to continue as a going concern. VTR's ability to continue as a going concern is dependent on a successful refinancing of its $176.0 million bank facility (the "VTR Bank Facility"), which matures on May 29, 2002. Though VTR believes the refinancing will be successful, there can be no assurance that it will occur on terms that are satisfactory to VTR or the Company or at all. Any refinancing that occurs on terms that are less favorable than expected could adversely affect VTR's ability or the ability of the Company to obtain new or alternative financing. If VTR fails to refinance this facility, its lenders would have certain enforceable rights, including the right to commence involuntary bankruptcy proceedings or any other action available to creditors. VTR would then need to obtain funding from external sources, restructure its operations or sell assets in order to repay the VTR Bank Facility and pay its other liabilities when due. VTR needs approximately $50.0 million to $70.0 million from the Company to meet its growth needs through the remainder of 2002, although there can be no assurance that the Company will fund all or a portion of such amount.

4. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

See Note 2 for a discussion related to the application of reorganization accounting in connection with the merger and related transactions.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a direct and indirect majority voting interest. UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Principle

In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Opinion 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 may be early adopted, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company has not yet decided whether it will adopt such standard in the quarter ending June 30, 2002 or whether it will wait to adopt such standard in fiscal 2003 in accordance with the effective date and transition guidance provided for in SFAS 145.

5. Investments in Affiliates

	March 31, 2002
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates(1)	Cumulative Translation Adjustments	Cumulative Impairments	Total
	(In thousands)
PrimaCom	$341,017	$–	$(73,585)	$(32,905)	$(232,623)	$1,904
SBS	264,675	–	(80,610)	(8,390)	(102,037)	73,638
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(15,501)	(490)	–	10,821
Melita	14,224	–	(1,406)	(4,306)	–	8,512
Iberian Programming	11,947	(9,602)	15,883	4,653	–	22,881
Xtra Music	14,546	–	(7,262)	(1,073)	–	6,211
Other UPC	52,226	(695)	(31,607)	1,747	–	21,671
Telecable	71,819	(20,862)	(5,569)	(6,888)	–	38,500
MGM Networks LA	15,528	–	(15,528)	–	–	–
Jundiai	7,438	(1,572)	1,124	(2,469)	–	4,521
Pilipino Cable Corporation	18,852	–	(4,558)	(2,588)	–	11,706
Hunan International TV	6,394	–	(2,424)	16	(3,986)	–

Total	$966,355	$(38,911)	$(334,620)	$(53,813)	$(338,646)	$200,365

	December 31, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Cumulative Impairments	Total
	(In thousands)
PrimaCom	$341,017	$–	$(67,834)	$(32,747)	$(232,623)	$7,813
SBS	264,675	–	(74,217)	1,368	(102,037)	89,789
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(3,015)	15	–	23,812
Melita	14,224	–	(1,426)	(3,493)	–	9,305
Iberian Programming	11,947	(2,560)	10,130	3,103	–	22,620
Xtra Music	14,546	–	(7,156)	(1,055)	–	6,335
Other UPC	43,875	(695)	(31,890)	2,105	–	13,395
Telecable	71,819	(20,862)	(5,891)	(6,672)	–	38,394
MGM Networks LA	15,080	–	(15,080)	–	–	–
Jundiai	7,438	(1,572)	1,004	(2,444)	–	4,426
Pilipino Cable Corporation	18,680	–	(4,342)	(2,588)	–	11,750
Hunan International TV	6,394	–	(2,424)	16	–	3,986

Total	$957,384	$(31,869)	$(315,718)	$(43,512)	$(334,660)	$231,625

(1)
Excludes share in results attributable to UAP ($52.1 million loss) for the three months ended March 31, 2002.

6. Property, Plant and Equipment

	March 31, 2002	December 31, 2001
	(In thousands)
Cable distribution networks	$3,353,356	$3,417,040
Subscriber premises equipment and converters	823,362	825,320
Direct-to-home ("DTH") and other distribution facilities	71,523	105,575
Information technology systems, office equipment, furniture and fixtures	248,081	261,747
Buildings and leasehold improvements	165,222	164,475
Other	118,684	92,525

	4,780,228	4,866,682
Accumulated depreciation	(1,219,899)	(1,174,197)

Net property, plant and equipment	$3,560,329	$3,692,485

7. Goodwill and Other Intangible Assets

	March 31, 2002	December 31, 2001
	(In thousands)
Goodwill:
UPC	$3,042,431	$3,083,979
VTR	182,551	182,860
TV Show Brasil	6,448	6,487
Other Intangible Assets:
UPC	113,253	122,767
Multitel	178	199

	3,344,861	3,396,292
Accumulated amortization goodwill	(501,347)	(515,887)
Accumulated amortization other intangible assets	(35,858)	(36,483)

Net goodwill and other intangible assets	$2,807,656	$2,843,922

Statement of Financial Accounting Standards No. 142

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock ("APB 18"). The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

The following presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net income (loss) as reported	$1,112,575	$(663,259)
Add back:
Goodwill amortization
UPC and subsidiaries	–	89,442
VTR	–	3,113
Austar United and subsidiaries	–	3,821
Other	–	482
Amortization of excess basis on equity investments
UPC affiliates	–	9,216
Austar United affiliates	–	823
Other	–	507

Adjusted net income (loss)	$1,112,575	$(555,855)

Basic net income (loss) per common share as reported	$3.49	$(6.94)
Add back:
Goodwill amortization
UPC and subsidiaries	–	0.92
VTR	–	0.03
Austar United and subsidiaries	–	0.04
Amortization of excess basis on equity investments
UPC affiliates	–	0.09
Austar United affiliates	–	0.01
Other	–	0.01

Adjusted basic net income (loss) per common share	$3.49	$(5.84)

Diluted net income (loss) per common share as reported	$3.40	$(6.94)
Add back:
Goodwill amortization
UPC and subsidiaries	–	0.92
VTR	–	0.03
Austar United and subsidiaries	–	0.04
Amortization of excess basis on equity investments
UPC affiliates	–	0.09
Austar United affiliates	–	0.01
Other	–	0.01

Adjusted diluted net income (loss) per common share	$3.40	$(5.84)

The Company is still in the process of comparing the fair value of its reporting units with their respective carrying amounts, including goodwill. This process will enable the Company to identify any potential goodwill impairment from the adoption of SFAS 142. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of March 31, 2002, net goodwill of approximately $2.7 billion is included in the accompanying consolidated balance sheet.

8. Business Transferred Under Contractual Arrangement

Prior to November 15, 2001, Asia/Pacific owned approximately 99.99% of UAP's outstanding common stock. On November 15, 2001, Asia/Pacific entered into a series of transactions, pursuant to which it transferred an approximate 49.99% interest in UAP to an independent third party for nominal consideration. As a result of these transactions, Asia/Pacific now holds 50.00% of UAP's outstanding common stock. For accounting purposes, these transactions resulted in the deconsolidation of UAP from November 15, 2001 forward and presenting the assets and liabilities of UAP in a manner consistent with the guidance set forth in Staff Accounting Bulletin No. 30 Accounting for Divestiture of a Subsidiary or Other Business Operation ("SAB 30") as follows:

	March 31, 2002	December 31, 2001
	(In thousands)
Assets
Business transferred under contractual arrangement, current	$59,247	$78,672
Business transferred under contractual arrangement, long-term	126,743	143,124
Liabilities
Business transferred under contractual arrangement, current	(610,325)	(607,350)
Business transferred under contractual arrangement, long-term	(245,763)	(228,012)

Net negative investment in UAP	$(670,098)	$(613,566)

No gain was recognized upon the deconsolidation of UAP (equal to the amount of the Company's negative investment in UAP at the transaction date). For the three months ended March 31, 2002, the Company recorded equity in losses of approximately $52.1 million related to its investment in UAP.

As of March 31, 2002, UAP's working capital and projected operating cash flow were not sufficient to fund its expected expenditures and repay its senior notes, raising substantial doubt about its ability to continue as a going concern. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding.

No gain was recorded in the consolidated statement of operations upon the deconsolidation of UAP or upon the filing of the bankruptcy petitions on March 29, 2002, as the Company does not believe such transaction qualifies as a divestiture for accounting purposes. A gain would be recognized upon deconsolidation of UAP upon the ultimate liquidation of the Company's indirect 50.0% interest in UAP, which may or may not occur at the completion of the bankruptcy proceedings. If in the future Asia/Pacific acquires the requisite voting control over UAP, the Company would reconsolidate UAP with no gain or loss realized. The Company will continue to present 100% of the assets and liabilities of UAP similar to the SAB 30 presentation above and continue to record 100% of UAP's operating results in its statement of operations until completion of the bankruptcy proceedings and/or facts and circumstances change regarding the ownership and/or control of UAP.

9. Senior Discount Notes and Senior Notes

	March 31, 2002	December 31, 2001
	(In thousands)
UGC Holdings 1998 Notes (see Note 2)	$22,478	$1,222,533
UPC July 1999 Senior Notes (1):
UPC 10.875% dollar Senior Notes due 2009	558,800	558,842
UPC 10.875% euro Senior Notes due 2009	200,759	205,675
UPC 12.5% dollar Senior Discount Notes due 2009	376,359	365,310
UPC October 1999 Senior Notes (1):
UPC 10.875% dollar Senior Notes due 2007	143,853	143,864
UPC 10.875% euro Senior Notes due 2007	59,919	61,386
UPC 11.25% dollar Senior Notes due 2009	125,976	125,967
UPC 11.25% euro Senior Notes due 2009	60,088	61,547
UPC 13.375% dollar Senior Discount Notes due 2009	234,846	227,424
UPC 13.375% euro Senior Discount Notes due 2009	77,943	77,044
UPC January 2000 Senior Notes (1):
UPC 11.25% dollar Senior Notes due 2010	387,741	387,697
UPC 11.25% euro Senior Notes due 2010	118,358	121,234
UPC 11.5% dollar Senior Notes due 2010	215,082	215,067
UPC 13.75% dollar Senior Discount Notes due 2010	457,127	442,129
UPC Polska Senior Discount Notes	353,703	343,323

	3,393,032	4,559,042
Less current portion	(3,016,851)	(2,993,186)

Total senior discount notes and senior notes	$376,181	$1,565,856

(1)
As discussed in Note 3, UPC is in default under its senior notes and senior discount notes. Accordingly, these borrowings have been classified as current.

10. Other Long-Term Debt

	March 31, 2002	December 31, 2001
	(In thousands)
UPC Distribution Bank Facility (1)	$2,768,321	$2,827,629
UPC DIC Loan	47,048	48,049
Other UPC	85,949	104,591
VTR Bank Facility	176,000	176,000
Other	2,606	3,084

	3,079,924	3,159,353
Less current portion	(3,003,753)	(3,081,316)

Total other long-term debt	$76,171	$78,037

(1)
As discussed in Note 3, UPC is in default under certain of its credit and loan facilites. Accordingly, these borrowings have been classified as current.

11. Current Portion of Senior Notes and Other Long-Term Debt, Related Party

	March 31, 2002	December 31, 2001
	(In thousands)
Belmarken Notes (see Note 2)	$–	$887,315
UPC Bonds (see Note 2)	–	1,427,677

Total	$–	$2,314,992

12. Derivative Instruments

In connection with certain borrowings, UPC has entered into both cross-currency swaps and interest rate swaps, providing economic hedges to both currency and interest rate exposure. The following table details the fair value of the derivative instruments outstanding by their related borrowing:

Borrowing	March 31, 2002	December 31, 2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate swap	$27,639	$90,925
UPC October 1999 Senior Notes cross currency/interest rate swap	18,944	49,622
UPC January 2000 Senior Notes cross currency/interest rate swap	3,489	32,837
UPC Distribution Bank Facility cross currency/interest rate swap	(24,763)	(42,064)

Total derivative assets, net	$25,309	$131,320

Of the above derivative instruments, only the €1.725 billion (notional amount) interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' deficit. The remaining instruments are marked-to-market each period with the corresponding fair value gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statements of operations. For the quarters ended March 31, 2002 and 2001, UPC recorded a loss of $155.9 million and $42.3 million, respectively, in connection with the mark-to-market valuations.

13. Minority Interests in Subsidiaries

	March 31, 2002	December 31, 2001
	(In thousands)
UPC (1)	$1,099,596	$1,104,732
Subsidiaries of UPC	132,802	135,933
IDT United	12,325	–

Total minority interests in subsidiaries	$1,244,723	$1,240,665

(1)
Represents UPC convertible preference shares not held by the Company, including $235.1 million held by Liberty. The minority interests' share of results in the consolidated statement of operations for the three months ended March 31, 2002 and 2001 includes $4.6 million and $5.5 million, respectively, of accrual of dividends on UPC convertible preference shares held by Liberty. The minority interests' basis in the common equity of UPC was reduced to nil in January 2001.

14. Stockholders' Deficit

Common Stock

The Company's Class A common stock, Class B common stock and Class C common stock have identical economic rights. They do, however, differ in the following respects:

  •
  Each share of Class A common stock, Class B common stock and Class C common stock entitles the holders thereof to one, ten and ten votes, respectively, on each matter to be voted on by the Company's stockholders;

  •
  Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. At the option of the holder, each share of Class C common stock is convertible into one share of Class A common stock at any time or, under certain circumstances, into one share of Class B common stock. The Class A common stock is not convertible into Class B or Class C common stock. If the Class C common stock does not become convertible in full into Class B common stock by June 25, 2010, each share of Class C common stock shall be convertible, at the option of the holder, into 1.645 shares of Class A common stock or, under certain circumstances relating to the indentures of UGC Holdings and its subsidiaries, 1.645 shares of Class B common stock.

  •
  The approval of a majority of Class C directors is required for certain acquisitions or dispositions of assets, issuances of equity or debt securities, selection of the Company's Chief Executive Officer not specified in the Company's certificate of incorporation, amendment of the Company's charter or bylaws in a manner adverse to holders of Class B or Class C common stock, amendment of the Company's charter in a manner adverse to the Company or the holders of Class C common stock, certain related party transactions and changes in the Company's principal independent accounting firm.

Holders of the Company's Class A, Class B and Class C common stock vote as one class on all matters to be voted on by the Company's stockholders, except for the election of directors or as specified by the Delaware General Corporation Law. Shares of the Company's Class C common stock vote separately to elect four of the Company's 12 person Board of Directors until such time as the shares of Class C common stock become convertible in full into shares of Class B common stock. Holders of Class A and B common stock, voting together, elect the other eight Directors. After all shares of Class C common stock become convertible in full into shares of Class B common stock, all 12 of the Company's 12-person Board of Directors will be elected by the holders of shares of Class A common stock, Class B common and Class C common stock voting together. Shares of Class C common stock will become convertible in full into shares of Class B common stock upon the occurrence of certain events relating to the indentures of UGC Holdings and certain of its subsidiaries.

The Company's certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of one other class of common stock will be made at the same time.

Rights of Holders of Class C Common Stock under Certificate of Incorporation

Liberty and certain of its subsidiaries hold all of the issued and outstanding shares of the Company's Class C common stock. Under the Company's certificate of incorporation, the Company is not permitted to take any action with respect to any of the following matters without the consent of a majority of the directors elected by the holders of the Company's Class C common stock:

  •
  the acquisition or disposition of assets or issuance of equity securities in any twelve-month period exceeding 30.0% of the Company's market capitalization (excluding a sale, by merger or otherwise, by the Company of all or substantially all of the Company's assets or a reorganization of entities affiliated with the Company, provided that the holders of the Company's Class C common stock are treated equally with holders of the Company's Class B common stock and all holders of the Company's Class B common stock are treated equally);

  •
  the issuance of any shares of the Company's Class C common stock (other than pursuant to certain proportional purchase rights of the holders) or the issuance of any options exercisable for the Company's Class B common stock in excess of 3.0 million shares in the aggregate;

  •
  the replacement of the Company's Chief Executive Officer with anyone other than Michael T. Fries, John F. Riordan, Gene W. Schneider or Mark L. Schneider;

  •
  any amendment to the Company's certificate of incorporation or bylaws that would adversely affect the rights of holders of the Company's Class B common stock or the Company's Class C common stock or any of their respective affiliates;

  •
  any material transaction between the Company and any of the Company's officers or directors or family members or affiliates of such persons, other than employment contracts entered into in the normal course of business;

  •
  any amendment to the certificate of incorporation of UGC Holdings that would adversely affect the Company's rights or the holders of the Company's Class C common stock;

  •
  any issuance of preferred stock of UGC Holdings;

  •
  any disposition of or waiver of rights with respect to any indebtedness of UPC held by United; or

  •
  any change in the Company's principal independent public accounting firm.

Under the Company's certificate of incorporation, if, prior to such time as UGC Holdings is no longer subject to the change of control provisions of the indentures of certain of its subsidiaries, the Company issues shares of the Company's Class B common stock and such issuance, together with any prior issuances of the Company's Class B common stock as to which the holders of the Company's Class C common stock did not have purchase rights under the Company's certificate of incorporation, results in the voting power held by the holders of the Company's Class C common stock being reduced below 90.0% of the voting power held by the holders of the Company's Class C common stock immediately prior to such issuance or the first such issuance, each holder of shares of the Company's Class C common stock will be entitled to acquire additional shares of the Company's Class C common stock from the Company that would restore the voting power of such holder of the Company's Class C common stock to 100% of its voting power immediately prior to such issuance or the first such issuance (whichever is greater). Holders of the Company's Class C common stock may acquire such Class C common stock pursuant to this purchase right by purchasing it from the Company for cash or other form of consideration acceptable to the Company and/or exchanging shares of the Company's Class A common stock on a one-for-one basis. The holders of the Company's Class C common stock will not be entitled to the foregoing purchase rights in respect of any issuance of the Company's Class B common stock in an amount such that, immediately following such issuance, the persons who were holders of equity securities immediately prior to such issuance then hold less than 30.0% of the voting power of the Company's outstanding equity securities in the election of directors generally.

Other Cumulative Comprehensive Income (Loss)

	March 31, 2002	December 31, 2001
	(In thousands)
Foreign currency translation adjustments	$(211,881)	$(254,410)
Fair value of derivative assets	(16,504)	(24,059)
Unrealized gain on available-for-sale securities	12,619	12,562
Cumulative effect of change in accounting principle, net	194	271

Total other cumulative comprehensive income (loss)	$(215,572)	$(265,636)

15. Basic and Diluted Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended March 31,
	2002		2001
	(In thousands)
Basic:
Net income (loss)	$1,112,575		$(663,259)
Accrual of dividends on Series B convertible preferred stock	(156)		(457)
Accrual of dividends on Series C convertible preferred stock	(2,397)		(7,438)
Accrual of dividends on Series D convertible preferred stock	(1,621)		(5,031)

Basic net income (loss) attributable to common stockholders	1,108,401		(676,185)
Diluted:
Accrual of dividends on Series B convertible preferred stock	–	(1)	– (2)
Accrual of dividends on Series C convertible preferred stock	–	(1)	– (2)
Accrual of dividends on Series D convertible preferred stock	–	(1)	– (2)

Diluted net income (loss) attributable to common stockholders	$1,108,401		$(676,185)

(1)
Excluded from the calculation of diluted net income (loss) attributable to common stockholders because 100% of the convertible preferred stock has been converted as of March 31, 2002.
(2)
Excluded from the calculation of diluted net income (loss) attributable to common stockholders because the effect is anti-dilutive.

16. Segment Information

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

Revenue

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Europe:
Triple Play Distribution
The Netherlands	$94,247	$85,034
Austria	41,699	39,189
Belgium	5,708	5,627
Czech Republic	7,207	7,913
Norway	16,396	14,587
Hungary	24,523	19,112
France	22,395	19,089
Poland	19,234	18,963
Sweden	11,704	10,001
Germany	10,772	11,386
Other	7,702	6,661

Total Triple Play Distribution	261,587	237,562
DTH	6,324	20,010
Content	–	395
Other	8,804	2,887

Total Distribution	276,715	260,854
Priority Telecom	22,762	43,511
UPC Media	4,091	2,070
Corporate and other	108	834

Total Europe	303,676	307,269

Latin America:
Triple Play Distribution
Chile	42,693	40,692
Brazil	1,008	1,118
Other	780	558

Total Triple Play Distribution	44,481	42,368
Other	8	26

Total Latin America	44,489	42,394

Asia/Pacific:
Triple Play Distribution
Australia	–	42,385

Total Triple Play Distribution	–	42,385
Content	–	2,590
Other	275	107

Total Asia/Pacific	275	45,082

Corporate and other	600	–

Total consolidated revenue	$349,040	$394,745

Adjusted EBITDA

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Europe:
Triple Play Distribution
The Netherlands	$25,141	$8,682
Austria	14,231	10,920
Belgium	1,967	995
Czech Republic	3,418	2,172
Norway	3,735	1,829
Hungary	10,557	7,202
France	(1,940)	(5,937)
Poland	3,186	(1,338)
Sweden	3,767	970
Germany	5,730	5,567
Other	2,598	2,324

Total Triple Play Distribution	72,390	33,386
DTH	460	(5,091)
Content	–	(11,220)
Other	4,223	428

Total Distribution	77,073	17,503
Priority Telecom	(4,101)	(19,502)
UPC Media	(4,890)	(32,769)
Corporate and other	(19,112)	(20,357)

Total Europe	48,970	(55,125)

Latin America:
Triple Play Distribution
Chile	7,987	5,664
Brazil	(130)	(146)
Other	(467)	(135)

Total Triple Play Distribution	7,390	5,383
Other	(750)	(1,034)

Total Latin America	6,640	4,349

Asia/Pacific:
Triple Play Distribution
Australia	–	(9,576)
Other	–	–

Total Triple Play Distribution	–	(9,576)
Content	–	(1,536)
Other	150	(441)

Total Asia/Pacific	150	(11,553)

Corporate and other	(1,056)	(8,761)

Total consolidated Adjusted EBITDA	$54,704	$(71,090)

Triple Play Distribution Revenue

	Three Months Ended March 31, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$57,706	$11,437	$25,104	$94,247
Austria	19,049	9,028	13,622	41,699
Belgium	3,474	–	2,234	5,708
Czech Republic	6,371	184	652	7,207
Norway	11,639	1,911	2,846	16,396
Hungary	17,061	5,845	1,617	24,523
France	14,195	5,990	2,210	22,395
Poland	18,357	–	877	19,234
Sweden	8,110	–	3,594	11,704
Germany	10,720	11	41	10,772
Other	7,857	–	(155)	7,702

Total Europe	174,539	34,406	52,642	261,587

Latin America:
Chile	26,461	14,293	1,939	42,693
Brazil	1,008	–	–	1,008
Other	707	–	73	780

Total Latin America	28,176	14,293	2,012	44,481

Total consolidated Triple Play Distribution revenue	$202,715	$48,699	$54,654	$306,068

	Three Months Ended March 31, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$58,046	$13,069	$13,919	$85,034
Austria	19,208	9,784	10,197	39,189
Belgium	3,597	–	2,030	5,627
Czech Republic	7,518	198	197	7,913
Norway	11,381	1,524	1,682	14,587
Hungary	13,327	5,346	439	19,112
France	13,714	4,040	1,335	19,089
Poland	18,758	–	205	18,963
Sweden	7,776	–	2,225	10,001
Germany	11,362	10	14	11,386
Other	6,661	–	–	6,661

Total Europe	171,348	33,971	32,243	237,562

Latin America:
Chile	28,055	11,713	924	40,692
Brazil	1,118	–	–	1,118
Other	558	–	–	558

Total Latin America	29,731	11,713	924	42,368

Asia/Pacific:
Australia	38,479	873	3,033	42,385
Other	–	–	–	–

Total Asia/Pacific	38,479	873	3,033	42,385

Total consolidated Triple Play Distribution revenue	$239,558	$46,557	$36,200	$322,315

Revenue by Geographical Area

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Europe:
The Netherlands	$120,588	$106,955
Austria	45,095	42,011
Belgium	5,709	6,174
Czech Republic	9,857	9,939
Norway	20,113	16,849
Hungary	28,002	22,231
France	22,593	20,097
Poland	20,439	35,558
Sweden	11,961	10,127
Germany	10,953	13,237
Other	8,366	24,091

Total Europe	303,676	307,269

Latin America:
Chile	42,693	40,692
Brazil	1,008	1,118
Other	788	584

Total Latin America	44,489	42,394

Asia/Pacific:
Australia	–	45,082
Other	275	–

Total Asia/Pacific	275	45,082

Corporate and other	600	–

Total consolidated revenue	$349,040	$394,745

	March 31, 2002	December 31, 2001
	(In thousands)
Total Assets
Europe:
The Netherlands	$3,695,272	$4,151,306
Poland	622,948	689,208
Germany	155,238	144,517
France	733,416	765,964
Austria	404,023	410,534
Sweden	370,912	372,368
Hungary	340,655	351,825
Norway	301,890	302,006
Czech Republic	214,125	221,149
Belgium	54,332	43,158
Other	107,789	94,935

Total Europe	7,000,600	7,546,970

Latin America:
Chile	545,929	544,937
Brazil	19,795	20,055
Other	53,790	92,317

Total Latin America	619,514	657,309

Asia/Pacific:
Australia	210,242	249,499
New Zealand	–	–
Other	–	–

Total Asia/Pacific	210,242	249,499

Corporate and other	314,409	584,862

Total consolidated assets	$8,144,765	$9,038,640

Consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Operating loss	$(122,647)	$(345,426)
Depreciation and amortization	165,184	271,114
Stock-based compensation	8,709	3,222
Impairment and restructuring charges	3,458	–

Consolidated Adjusted EBITDA	$54,704	$(71,090)

17.  Impairment and Restructuring Charges

	Employee Severance and Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands)
Impairment and restructuring liability as of December 31, 2001	$33,565	$9,956	$91,207	$14,504	$149,232
Impairment and restructuring charges during 2002	3,458	–	–	–	3,458
Cash paid during 2002	(9,363)	(5,893)	(4,448)	(3,134)	(22,838)
Non-cash release of restructuring liability	–	–	(8,896)	(4,031)	(12,927)
Cumulative translation adjustments	(821)	(238)	(2,179)	(348)	(3,586)

Impairment and restructuring liability as of March 31, 2002	$26,839	$3,825	$75,684	$6,991	$113,339

UPC implemented a restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. UPC also incurred certain restructuring charges during the three months ended March 31, 2002 related to employee severance and termination costs.

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

Programming and Lease Contract Termination Costs.    These costs included restructuring and/or cancellation of excess capacity of certain contracts.

The following table summarizes the number of employees scheduled for termination in connection with UPC's restructuring (by division and by function):

	Number of Employees Scheduled for Termination as of
	March 31, 2002	December 31, 2001
Division:
UPC Distribution	604	873
Priority Telecom	5	23
UPC Media	21	86
Corporate	3	4

Total	633	986

Function:
Programming	–	1
Network Operations	408	498
Customer Operations	37	112
Customer Care	51	92
Billing and Collection	3	4
Customer Acquisition and Marketing	78	164
Administration	56	115

Total	633	986

18.  Subsequent Events

Cignal Litigation

On April 26, 2002, UPC received notice that certain former shareholders of Cignal Global Communications ("Cignal") have filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million on the basis that UPC failed to honor certain option rights which were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously.

Bankruptcy Filing Tevel

UPC holds an indirect 46.6% interest in Tevel, the largest cable operator in Israel. The economic and regulatory situation in Israel, together with the current volatility in the region, led UPC to write the value of this minority investment down to zero at December 31, 2001. On April 22, 2002, Tevel filed for court protection from creditors and a trustee was appointed by the Israeli Court to form a plan of reorganization. The trustee has until June 2002 to formulate a plan (or make significant progress towards a plan) that is acceptable to the different classes of creditors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by, among other things, statements concerning our and our subsidiaries' and affiliates' plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost and effectiveness of technological developments, competitive factors, subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint ventures. Certain of our subsidiaries and affiliates are in breach of covenants with respect to their indebtedness, have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and/or are planning to restructure their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceeding and the planned restructuring is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructuring. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based.

The following discussion reflects the historical results of UGC Holdings and subsidiaries prior to January 30, 2002, and the consolidated results of United and subsidiaries thereafter, as a result of the merger transaction described in the notes to the condensed consolidated financial statements included elsewhere herein.

Material Trends, Events and Uncertainties

The broadband communications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in these new services may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us. We are also subject to regulatory initiatives of the European Commission. Changes in European Union ("EU") Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The provision of Internet services has, to date, not been materially restricted by regulation. However, in Germany a number of Internet services are the subject of pending regulation with respect to licensing and notification requirements and content. If these regulations are implemented, it could result in our loss of cable and broadband subscribers. In addition, the legal and regulatory framework applicable to the Internet is uncertain and may change. In particular, new laws and regulations may be enacted and existing laws and regulations may be applied to the Internet and e-commerce. For example, existing pressure to liberalize high-speed Internet access in The Netherlands may become stronger in the future. New and existing laws may cover issues like: value-added sales or other taxes; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; libel and defamation; electronic signatures; transmission security; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials. Any new laws and regulations or the uncertainty associated with their enactment could increase our costs and hinder the development of our business and limit the growth of our revenues.

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. Notwithstanding, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. Notwithstanding, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as digital subscriber lines offered by incumbent broadband communications operators. Some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

Continued weak global economic conditions could adversely impact our revenues and growth rate. During the past year, the information technology market weakened, first in the United States, then in Europe and Asia. Continued softness in these markets, particularly in the broadband communications and consumer sectors, and customers' uncertainty about the extent of the global economic downturn could result in lower demand for our products and services. We have observed effects of the global economic downturn in many areas of our business. The economic downturn has led, in part, to restructuring actions and contributed to write-downs to reflect the impairment of certain investments in our investment portfolio. Revenues, gross margins and earnings could deteriorate or our growth rate could be adversely affected in the future as a result of these economic conditions.

Despite the regulatory and economic factors discussed above we believe that there is and will continue to be significant growth in the demand for Internet access, voice and video services in the residential and business marketplace. The increase in computing power, number of computers accessing the Internet, and connection speeds of computers are driving tremendous increases in communications uses for the Internet and data services. Prices for mobile and long distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. However, the business marketplace for communications products is highly competitive. The number and size of customers, the geographic scope and product platform preferences of our target customer base dictates the competition we face. The market for wireless mobile and data communications services and product sales is highly competitive on a national and international basis. The level of competition intensifies, while the number of qualified competitors diminishes as the level of technological and design expertise rises and product distribution rights narrow.

Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set, program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises, other operators who build and operate communications systems in the same communities that we serve, interactive online computer services and home video products. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service and a greater variety of video programming.

DTH service can be received throughout many of our service areas through the installation of a small roof top or side-mounted antenna. DTH systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DTH systems.

DTH providers are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We believe that our Internet access service is superior to the service currently offered by DTH providers because our service does not rely on a telephone line. In order for DTH providers to offer true two-way high-speed Internet access services, additional equipment is required and their service is typically offered at higher prices for equivalent services.

Summary Operating Data

Grand Total Triple Play (Video, Voice and Internet) Revenue Generating Units

March 31, 2002
Grand Total Aggregate RGUs	12,994,400

Grand Total Consolidated RGUs (1)	9,153,500

Grand Total Proportionate RGUs (2)	5,909,900

Operating System Data – Video

	March 31, 2002
	UGC Holdings Ownership	System Ownership	Homes in Service Area	Homes Passed by Network	Two-way Homes Passed (3)	Analog Cable Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,646,000	2,516,000	2,215,700	2,332,400	60,900	–	2,393,300
Germany (4)	13.3-27.1%	25.0-51.0%	2,748,100	2,665,500	460,100	1,882,300	11,900	–	1,894,200
Poland	13.3-53.1%	25.0-100.0%	1,864,600	1,864,600	184,600	1,005,700	–	660,100	1,665,800
Hungary	52.5-53.1%	98.9-100.0%	1,001,100	946,500	464,600	665,800	–	58,200	724,000
Austria	50.4%	95.0%	1,081,400	923,300	920,100	498,400	10,100	–	508,500
Israel	24.7%	46.6%	680,000	670,300	425,000	403,000	180,200	–	583,200
Czech Republic	53.0-53.1%	99.9-100%	913,000	681,400	237,300	305,200	–	42,800	348,000
France	48.9%	92.0%	2,656,600	1,328,200	633,400	437,900	9,600	–	447,500
Norway	53.1%	100.0%	529,000	479,000	165,500	335,300	31,300	–	366,600
Slovak Republic	50.4-53.1%	95.0-100.0%	517,800	376,900	17,300	302,400	–	10,600	313,000
Romania	27.1-53.1%	51.0-100.0%	659,600	458,400	–	319,700	–	–	319,700
Sweden	53.1%	100.0%	770,000	421,600	250,800	266,600	9,100	–	275,700
Belgium	53.1%	100.0%	530,000	152,600	152,600	125,500	–	–	125,500
Malta	26.6%	50.0%	184,900	184,900	82,100	90,500	–	–	90,500

Total			16,782,100	13,669,200	6,209,100	8,970,700	313,100	771,700	10,055,500

Latin America:
Chile	100.0%	100.0%	2,350,000	1,687,400	901,100	437,600	–	8,400	446,000
Mexico	90.3%	90.3%	395,300	288,900	111,400	78,300	–	–	78,300
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	16,300	–	–	16,300
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	390,000	–	8,400	8,300	–	16,700
Peru	100.0%	100.0%	140,000	65,000	18,500	10,800	–	–	10,800

Total			3,418,500	2,499,200	1,031,000	551,400	8,300	8,400	568,100

Asia/Pacific:
Australia	55.8%	100.0%	2,085,000	2,083,100	–	50,500	–	378,700	429,200
Philippines	19.6%	49.0%	600,000	517,500	29,500	166,100	–	–	166,100
New Zealand	23.2%	41.6%	170,600	145,200	140,300	28,500	–	–	28,500

Total			2,855,600	2,745,800	169,800	245,100	–	378,700	623,800

Aggregate Video			23,056,200	18,914,200	7,409,900	9,767,200	321,400	1,158,800	11,247,400

Consolidated Video (1)			16,905,300	12,991,500	6,180,700	7,629,500	129,300	120,000	7,878,800

Proportionate Video (2)			12,188,300	9,698,300	3,981,300	4,519,500	118,000	366,500	5,004,000

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.
(3)
Two-way homes passed represents the number of homes passed where customers can request and receive the installation of a two-way addressable set-top box, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.
(4)
Includes 300,900 subscribers in The Netherlands.

Operating System Data – Voice

	March 31, 2002
				Subscribers		Lines
	UGC Holdings Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.1%	100.0%	1,539,100	174,900	–	216,600	–
Austria	50.4%	95.0%	899,700	142,600	–	143,900	–
Hungary	52.5-53.1%	98.9-100.0%	84,900	66,100	–	71,900	–
France	48.9%	92.0%	633,400	57,300	–	59,100	–
Norway	53.1%	100.0%	126,000	20,500	–	22,500	–
Czech Republic	53.0-53.1%	99.9-100%	17,700	3,200	–	3,200	–
Germany	27.1%	51.0%	1,300	100	–	100	–
Priority Telecom	42.0%	79.1%	7,900	7,900	–	7,900	–

Total			3,310,000	472,600	–	525,200	–

VTR:
Chile	100.0%	100.0%	901,100	192,600	2,100	216,800	4,000

Austar United:
New Zealand	23.2%	41.6%	1,300,000	173,000	45,900	180,400	56,700
Australia	55.8%	100.0%	–	15,300	–	15,300	–

Total			1,300,000	188,300	45,900	195,700	56,700

Aggregate Voice			5,511,100	853,500	48,000	937,700	60,700

Consolidated Voice (1)			4,211,100	665,200	2,100	742,000	4,000

Proportionate Voice (2)			2,908,600	485,100	12,800	538,800	17,200

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Internet

	March 31, 2002
	UGC Holdings Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,211,100	256,200
Austria	50.4%	95.0%	920,100	152,500
Sweden	53.1%	100.0%	250,800	50,800
Germany	13.3-27.1%	25.0-51.0%	460,100	35,300
Norway	53.1%	100.0%	165,500	25,700
Belgium	53.1%	100.0%	152,600	22,600
France	48.9%	92.0%	633,400	21,900
Hungary	52.5-53.1%	98.9-100.0%	339,400	17,000
Czech Republic	53.0-53.1%	99.9-100.0%	238,300	7,900
Poland	53.1%	100.0%	184,600	9,900
Malta	26.6%	50.0%	82,100	8,000
chello broadband subscribers outside of UPC's network	53.1%	100.0%	10,000	10,000

Total			5,648,000	617,800

Latin America:
Chile	100.0%	100.0%	846,700	30,400
Mexico	90.3%	90.3%	111,400	2,400
Uruguay	100.0%	100.0%	5,200	400
Peru	100.0%	100.0%	18,500	900

Total			981,800	34,100

Austar United:
Australia	55.8%	100.0%	–	68,500
New Zealand	23.2%	41.6%	1,300,000	125,100

Total			1,300,000	193,600

Aggregate Internet			7,929,800	845,500

Consolidated Internet (1)			5,995,400	607,400

Proportionate Internet (2)			4,018,000	408,000

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	March 31, 2002
	UGC Holdings Ownership	System Ownership	Subscribers
UPC:
UPCtv	53.1%	100.0%	10,138,000
Spain/Portugal	26.6%	50.0%	8,508,000
MTV Joint Venture	26.6%	50.0%	3,253,000

Total			21,899,000

MGM Networks LA:
Latin America	50.0%	50.0%	14,685,800

Austar United:
Australia	27.9%	50.0%	7,055,000

Aggregate Content			43,639,800

Consolidated Content (1)			10,138,000

Proportionate Content (2)			17,817,100

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Grand Total Triple Play (Video, Voice and Internet) Revenue Generating Units

March 31, 2001
Grand Total Aggregate RGUs	11,912,300

Grand Total Consolidated RGUs (1)	9,662,600

Grand Total Proportionate RGUs (2)	5,758,100

Operating System Data – Video

	March 31, 2001
	UGC Holdings Ownership	System Ownership	Homes in Service Area	Homes Passed by Network	Two-way Homes Passed (3)	Analog Cable Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.3%	100.0%	2,626,500	2,509,500	2,074,400	2,312,900	24,400	–	2,337,300
Germany (4)	13.3-27.2%	25.0-51.0%	2,706,100	2,706,100	427,300	1,880,400	6,000	–	1,886,400
Poland	53.3%	100.0%	1,950,000	1,855,200	151,800	1,045,400	–	388,800	1,434,200
Hungary	52.7-53.3%	98.9-100.0%	1,001,100	876,800	271,800	636,900	–	35,600	672,500
Austria	50.6%	95.0%	1,168,700	919,700	916,400	488,400	–	–	488,400
Israel	24.8%	46.6%	645,300	645,300	400,500	445,000	–	–	445,000
Czech Republic	53.2-53.3%	99.9-100%	913,000	786,400	179,400	379,100	–	30,400	409,500
France	49.0%	92.0%	2,653,200	1,240,300	430,900	405,900	8,800	–	414,700
Norway	53.3%	100.0%	529,000	474,400	143,800	331,600	–	–	331,600
Slovak Republic	50.6-53.3%	95.0-100.0%	517,800	370,800	17,300	318,600	–	11,500	330,100
Romania	27.2-37.3%	51.0-70.0%	648,500	450,700	–	287,600	–	–	287,600
Sweden	53.3%	100.0%	770,000	421,600	238,600	255,300	–	–	255,300
Belgium	53.3%	100.0%	530,000	152,100	152,100	123,800	–	–	123,800
Malta	26.7%	50.0%	179,400	179,400	–	83,800	–	–	83,800

Total			16,838,600	13,588,300	5,404,300	8,994,700	39,200	466,300	9,500,200

Latin America:
Chile	100.0%	100.0%	2,350,000	1,617,600	699,300	419,300	–	9,500	428,800
Mexico	90.3%	90.3%	395,300	262,600	27,300	72,500	–	–	72,500
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	17,800	–	–	17,800
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	306,000	–	15,300	–	–	15,300
Peru	100.0%	100.0%	140,000	63,900	–	7,900	–	–	7,900

Total			3,418,500	2,318,000	726,600	532,800	–	9,500	542,300

Asia/Pacific:
Australia	73.4%	100.0%	2,085,000	2,083,100	–	60,500	–	366,200	426,700
Philippines	19.6%	49.0%	600,000	517,500	29,500	187,900	–	–	187,900
New Zealand	36.7%	50.0%	136,500	107,000	107,000	22,100	–	–	22,100

Total			2,821,500	2,707,600	136,500	270,500	–	366,200	636,700

Aggregate Video			23,078,600	18,613,900	6,267,400	9,798,000	39,200	842,000	10,679,200

Consolidated Video (1)			19,127,600	14,909,900	5,285,100	7,664,000	33,200	842,000	8,539,200

Proportionate Video (2)			12,557,200	9,812,000	3,323,300	4,500,100	18,100	526,800	5,045,000

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.
(3)
Two-way homes passed represents the number of homes passed where customers can request and receive the installation of a two-way addressable set-top box, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.
(4)
Includes 296,500 subscribers in The Netherlands.

Operating System Data – Voice

	March 31, 2001
				Subscribers		Lines
	UGC Holdings Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.3%	100.0%	1,454,300	189,400	8,800	177,100	8,800
Austria	50.6%	95.0%	896,200	114,600	–	115,900	–
Hungary	52.7-53.3%	98.9-100.0%	84,900	69,000	–	74,100	–
France	49.0%	92.0%	391,600	47,000	–	49,600	600
Norway	53.3%	100.0%	112,600	16,700	–	18,100	–
Czech Republic	53.2-53.3%	99.9-100.0%	17,700	3,500	–	3,500	–
Germany	27.2%	51.0%	1,300	100	–	100	–
Priority Telecom	53.3%	100.0%	6,000	6,000	–	6,000	–

Total			2,964,600	446,300	8,800	444,400	9,400

VTR:
Chile	100.0%	100.0%	699,300	137,200	1,200	152,000	3,000

Austar United:
New Zealand	36.7%	50.0%	1,300,000	34,100	1,600	40,000	4,800
Australia	73.4%	100.0%	–	7,400	–	7,400	–

Total			1,300,000	41,500	1,600	47,400	4,800

Aggregate Voice			4,963,900	625,000	11,600	643,800	17,200

Consolidated Voice (1)			3,663,900	590,900	10,000	603,800	12,400

Proportionate Voice (2)			2,715,600	387,900	6,500	403,700	9,800

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Internet

	March 31, 2001
	UGC Holdings Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.3%	100.0%	2,069,000	197,800
Austria	50.6%	95.0%	916,400	112,200
Sweden	53.3%	100.0%	238,600	37,600
Germany	13.3-27.2%	25.0-51.0%	418,900	24,500
Belgium	53.3%	100.0%	152,100	17,100
Norway	53.3%	100.0%	143,800	18,600
France	49.0%	92.0%	406,400	16,300
Hungary	52.6%	100.0%	197,700	5,100
Czech Republic	52.7-53.3%	98.9-100.0%	114,700	2,600
Poland	53.3%	100.0%	151,800	1,800
chello broadband subscribers outside of UPC's network	53.3%	100.0%	17,500	17,500

Total			4,826,900	451,100

Latin America:
Chile	100.0%	100.0%	846,700	11,600
Mexico	90.3%	90.3%	114,500	300

Total			961,200	11,900

Austar United:
Australia	73.4%	100.0%	–	84,200
New Zealand	36.7%	50.0%	1,300,000	49,300

Total			1,300,000	133,500

Aggregate Internet			7,088,100	596,500

Consolidated Internet (1)			5,262,600	522,500

Proportionate Internet (2)			3,791,800	318,700

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	March 31, 2001
	UGC Holdings Ownership	System Ownership	Subscribers
UPC:
Ireland	42.6%	80.0%	5,188,600
UPCtv	53.3%	100.0%	4,039,000
Spain/Portugal	26.7%	50.0%	1,740,000
Poland	53.3%	100.0%	1,106,800
Hungary	53.3%	100.0%	35,600
Czech Republic	53.3%	100.0%	30,400
Slovak Republic	53.3%	100.0%	11,500

Total			12,151,900

MGM Networks LA:
Latin America	50.0%	50.0%	13,826,500

Austar United:
Australia	36.7%	50.0%	6,656,500

Aggregate Content			32,634,900

Consolidated Content (1)			10,411,900

Proportionate Content (2)			14,816,300

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Results of Operations

Revenue

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$303,676	$307,269
VTR	42,693	40,692
Austar United (1)	–	45,082
Other Latin America	1,796	1,702
Other	875	–

Total revenue	$349,040	$394,745

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Revenue decreased $45.7 million, or 11.6%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the detail of which is as follows:

	Three Months Ended March 31,
	2002		2001
	(In thousands)
UPC revenue:
Triple Play Distribution		$261,587		$237,562
DTH		6,324		20,010
Content		–		395
Other		8,804		2,887

Total Distribution		276,715		260,854
Priority Telecom		22,762		43,511
UPC Media		4,091		2,070
Other		108		834

Consolidated UPC revenue		$303,676		$307,269

Consolidated UPC revenue in euros		€346,312		€333,448

VTR revenue:
Triple Play Distribution		$42,693		$40,692

Consolidated VTR revenue		$42,693		$40,692

Consolidated VTR revenue in Chilean pesos	CP	28,589,715	CP	23,360,813

Austar United revenue (1):
Triple Play Distribution		$–		$42,385
Content		–		2,590
Other		–		107

Consolidated Austar United revenue		$–		$45,082

Consolidated Austar United revenue in A$	A$	–	A$	85,328

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Revenue for UPC in U.S. dollars decreased $3.6 million, or 1.2%, from $307.3 million for the three months ended March 31, 2001 to $303.7 million for the three months ended March 31, 2002. On a functional currency basis, UPC's revenue increased €12.9 million, or 3.9%, from €333.4 million for the three months ended March 31, 2001 to €346.3 million for the three months ended March 31, 2002, primarily due to an increase in Triple Play Distribution revenue of €40.5 million, offset by decreases in revenue from DTH and Priority Telecom. Consolidated Triple Play Distribution RGU's increased from an average of approximately 7,989,500 for the three months ended March 31, 2001 to an average of approximately 8,409,100 for the three months ended March 31, 2002. In addition, the average monthly revenue per Triple Play subscriber (excluding Germany and including DTH) increased from €11.48 for the three months ended March 31, 2001 to €12.97 for the three months ended March 31, 2002. Video revenue accounted for €13.1 million of the Triple Play Distribution revenue increase for the three months ended March 31, 2002, representing a 7.0% increase in video revenue compared to the prior period, primarily due to an increase in the number of consolidated video subscribers from an average of approximately 7,236,200 subscribers for the three months ended March 31, 2001 to an average of approximately 7,404,500 subscribers for the three months ended March 31, 2002. Voice revenue accounted for €2.4 million of the Triple Play Distribution revenue increase for the three months ended March 31, 2002, representing a 6.4% increase in voice revenue compared to the prior period, primarily due to telephone subscriber growth (consolidated average of approximately 459,700 subscribers for the three months ended March 31, 2002 compared to a consolidated average of approximately 377,000 subscribers for the three months ended March 31, 2001). Internet revenue accounted for €25.0 million of the Triple Play Distribution revenue increase for the three months ended March 31, 2002, representing a 71.6% increase in Internet revenue compared to the prior period, primarily due to Internet subscriber growth (consolidated average of approximately 544,900 subscribers for the three months ended March 31, 2002 compared to a consolidated average of approximately 376,300 subscribers for the three months ended March 31, 2001). DTH revenue decreased €14.5 million from the same period in the prior year due to the deconsolidation of UPC's DTH operations in Poland upon the merger with Canal+ Group effective December 7, 2001. Revenue from Priority Telecom decreased €21.3 million for the three months ended March 31, 2002 compared to the same period in the prior year due to the unwinding of its international wholesale business.

Revenue for VTR in U.S. dollars increased $2.0, or 4.9%, from $40.7 million for the three months ended March 31, 2001 to $42.7 million for the three months ended March 31, 2002. On a functional currency basis, VTR's revenue increased CP5.2 billion, or 22.2%, from CP23.4 billion for the three months ended March 31, 2001 to CP28.6 billion for the three months ended March 31, 2002. Voice revenue accounted for CP2.8 billion of this increase for the three months ended March 31, 2002, representing a 42.2% increase in telephone revenue compared to the prior period, primarily due to telephone subscriber growth (average of approximately 189,900 subscribers for the three months ended March 31, 2002 compared to an average of approximately 129,800 subscribers for the three months ended March 31, 2001), offset by lower average monthly revenue per telephone subscriber from CP15,499 ($26.99) for the three months ended March 31, 2001 to CP14,992 ($22.39) for the three months ended March 31, 2002, due to reduction of outgoing traffic because of a general contraction in the market. Video revenue accounted for CP1.6 billion of the total revenue increase for the three months ended March 31, 2002, representing a 10.1% increase in video revenue compared to the prior period, primarily due to an increase in the number of video subscribers from an average of approximately 425,800 subscribers as of March 31, 2001 to an average of approximately 447,200 subscribers as of March 31, 2002, as well as an increase in the average monthly revenue per video subscriber from CP12,633 ($22.01) for the three months ended March 31, 2001 to CP13,247 ($19.78) for the three months ended March 31, 2002.

Adjusted EBITDA (1)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$48,076	$(56,034)
VTR	7,237	4,914
Austar United (2)	–	(12,082)
Corporate and other	(1,056)	(8,761)
Eliminations and other	447	873

Consolidated Adjusted EBITDA	$54,704	$(71,090)

Consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Operating loss	$(122,647)	$(345,426)
Depreciation and amortization	165,184	271,114
Stock-based compensation	8,709	3,222
Impairment and restructuring charges	3,458	–

Consolidated Adjusted EBITDA	$54,704	$(71,090)

(1)
Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Stock-based compensation charges result from variable plan accounting of our subsidiaries' regular and phantom stock option plans. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Adjusted EBITDA increased $125.8 million during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the detail of which is as follows:

	Three Months Ended March 31,
	2002		2001
	(In thousands)
UPC Adjusted EBITDA:
Triple Play Distribution		$72,390		$33,386
DTH		460		(5,091)
Content		–		(11,220)
Other		4,223		428

Total Distribution		77,073		17,503
Priority Telecom		(4,101)		(19,502)
UPC Media		(4,890)		(32,769)
Corporate and other		(20,006)		(21,266)

Consolidated UPC Adjusted EBITDA		$48,076		$(56,034)

Consolidated UPC Adjusted EBITDA in euros		€54,814		€(60,808)

VTR Adjusted EBITDA:
Triple Play Distribution		$7,987		$5,664
Management fees and other		(750)		(750)

Consolidated VTR Adjusted EBITDA		$7,237		$4,914

Consolidated VTR Adjusted EBITDA in Chilean pesos	CP	4,853,492	CP	2,818,598

Austar United Adjusted EBITDA (1):
Triple Play Distribution		$–		$(9,576)
Content		–		(1,536)
Management fees and other		–		(970)

Consolidated Austar United Adjusted EBITDA		$–		$(12,082)

Consolidated Austar United Adjusted EBITDA in A$	A$	–	A$	(22,867)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Adjusted EBITDA for UPC in U.S. dollars increased $104.1 million, from negative $56.0 million for the three months ended March 31, 2001 to positive $48.1 million for the three months ended March 31, 2002. On a functional currency basis, UPC's Adjusted EBITDA increased €115.6 million from negative €60.8 million for the three months ended March 31, 2001 to positive €54.8 million for the three months ended March 31, 2002. UPC Distribution accounted for €68.9 million of this increase for the three months ended March 31, 2002, primarily due to cost cutting and cost control, improvements in processes and systems and organizational rationalization, improved gross margins brought about by continued negotiations with major vendors, successfully driving higher service penetration in existing customers and continuing to achieve increased average revenue per unit. UPC Media's Adjusted EBITDA increased €30.0 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to a significant decrease in direct costs resulting from the carve out of the Internet access business (including the Always On Ready to Access ("AORTA") backbone) to UPC Distribution, as well as a decrease in chello broadband expenses through cost control and operational efficiencies. Priority

Telecom's Adjusted EBITDA increased €16.5 million from period to period, due to cost savings as a result of the unwinding of its international wholesale business.

Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $2.3 million from $5.7 million for the three months ended March 31, 2001 to $8.0 million for the three months ended March 31, 2002. On a functional currency basis, VTR's Adjusted EBITDA for Triple Play Distribution increased CP2.1 billion, or 63.6%, from CP3.3 billion for the three months ended March 31, 2001 to CP5.4 billion for the three months ended March 31, 2002. The increase in VTR's video and voice Adjusted EBITDA accounted for CP0.8 billion and CP0.6 billion of this increase, respectively, primarily due to subscriber growth outpacing development and marketing costs. VTR's Internet Adjusted EBITDA increased CP0.7 billion for the three months ended March 31, 2002 compared to the same period in the prior year due to improving margins as a result of the increased subscriber base and a reduction in bandwidth costs.

Depreciation and Amortization

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$(151,379)	$(225,931)
VTR	(12,801)	(13,423)
Austar United (1)	–	(30,346)
Other	(1,004)	(1,414)

Total depreciation and amortization	$(165,184)	$(271,114)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

UPC's depreciation and amortization expense in U.S. dollars decreased $74.5 million from $225.9 million for the three months ended March 31, 2001 to $151.4 million for the three months ended March 31, 2002. On a functional currency basis, UPC's depreciation and amortization expense decreased €72.6 million, or 29.6% from €245.2 million for the three months ended March 31, 2001 to €172.6 million for the three months ended March 31, 2002, primarily due to the non-amortization of goodwill effective January 1, 2002, in accordance with SFAS 142.

Stock-Based Compensation

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$(8,517)	$(977)
VTR	(146)	(1,172)
Austar United (1)	–	(2,066)
Other	(46)	993

Total stock-based compensation	$(8,709)	$(3,222)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Stock-based compensation increased $5.5 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to fluctuations in the value of the common stock of our subsidiaries. Stock-based compensation is recorded as a result of applying variable plan accounting to our subsidiaries' stock-based compensation plans. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Priority Telecom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable-plan accounting, increases in the fair market value of these vested options result in compensation charges to the statement of operations, while decreases in the fair market value to these vested options will cause a reversal of previous charges taken.

Interest Expense

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$(167,229)	$(201,086)
VTR	(4,031)	(5,527)
Austar United (1)	–	(6,593)
Other	(12,874)	(53,271)

Total interest expense	$(184,134)	$(266,477)

Interest expense decreased $82.3 million during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the detail of which is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Cash Pay:
UPC senior notes	$(49,033)	$(66,485)
UPC bank facilities	(54,905)	(68,667)
VTR bank facility	(2,790)	(3,833)
Austar bank facility (1)	–	(6,018)
Other	(2,727)	(802)

	(109,455)	(145,805)

Non Cash:
UPC senior discount notes accretion	(54,452)	(57,963)
UGC Holdings senior discount notes accretion	(10,919)	(35,866)
Amortization of deferred financing costs	(4,788)	(10,612)
Belmarken Notes	(4,520)	–
UAP senior discount notes accretion (1)	–	(16,231)

	(74,679)	(120,672)

Total interest expense	$(184,134)	$(266,477)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Foreign Currency Exchange Loss

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$(46,603)	$(44,104)
VTR	(184)	(17,597)
Austar United (1)	–	(2,518)
Other	422	(26,784)

Total foreign currency exchange loss, net	$(46,365)	$(91,003)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Foreign currency exchange loss decreased $44.6 million, from $91.0 million for the three months ended March 31, 2001 to $46.4 million for the three months ended March 31, 2002. In 2001 we had a foreign currency exchange forward contract to reduce our currency exposure to the euro which was out of the money by approximately $25.3 million as of March 31, 2001. This contract was fully settled in the fourth quarter of 2001.

Derivative Losses and Other Expenses

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$(163,925)	$(40,769)
VTR	900	(962)
Austar United (1)	–	2,725
Other	(512)	2,469

Total derivative losses and other expenses	$(163,537)	$(36,537)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Derivative losses and other expenses increased $127.0 million from $36.5 million for the three months ended March 31, 2001 to $163.5 million for the three months ended March 31, 2002, primarily due to the mark-to-market valuation of certain of UPC's derivative instruments.

Minority Interests in Subsidiaries

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Accrual of dividends on UPC convertible preference shares	$(21,381)	$(25,742)
UPC	(167)	54,231
Other	(2,439)	32,856

Total minority interests in subsidiaries	$(23,987)	$61,345

The minority interests' share of losses decreased $85.3 million from $61.3 million for the three months ended March 31, 2001 to negative $24.0 million for the three months ended March 31, 2002, due primarily to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001, as well as the deconsolidation of UAP effective November 15, 2001. We cannot allocate a portion of UPC's net losses to the minority shareholders once the minority shareholders' common equity basis has been exhausted. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity or until additional common equity is contributed by third-party investors.

Share in Results of Affiliates

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC	$(18,680)	$(42,477)
UAP	(52,060)	–
Austar United	–	(5,632)
Other	(222)	(81)

Total share in results of affiliates	$(70,962)	$(48,190)

The increase in losses from recording our share in results of affiliates of $22.8 million for the three months ended March 31, 2002 compared to the same period in the prior year was primarily due to the sale of 49.99% of our interest in UAP which resulted in the pickup of 100% of UAP's losses under the equity method of accounting.

Extraordinary Gain on Early Retirement of Debt

	Three Months Ended March 31,
	2002	2001
	(In thousands)
United	$1,623,527	$–
UPC	109,182	–

Total extraordinary gain on early retirement of debt	$1,732,709	$–

As part of our recapitalization, we purchased certain debt securities of our subsidiaries at fair value, including the UPC Bonds, Belmarken Notes and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. For consolidated financial reporting purposes we recognized an extraordinary gain of approximately $1.624 billion (net of income tax) from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

The gain from UPC relates to the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

Liquidity and Capital Resources

Sources and Uses

We have financed our acquisitions and funding of our video, voice and Internet access businesses in the three main regions of the world in which we operate primarily through public and private debt and equity as well as cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. Our subsidiaries have supplemented contributions from us with the sale of debt and equity, bank financing and operating cash flow. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") for United and UGC Holdings from inception to date:

	Inception to December 31, 2001	Three Months Ended March 31, 2002	Total
	(In millions)
United and UGC Holdings Corporate
Financing Sources:
Debt	$1,347.0	$102.7	$1,449.7
Equity	1,717.7	200.0	1,917.7
Asset sales, dividends and note payments	376.6	–	376.6
Interest income and other	237.4	20.4	257.8

Total sources	3,678.7	323.1	4,001.8

Application of Funds:
Investment in:
UPC	(717.8)	–	(717.8)
Asia/Pacific	(422.2)	(0.3)	(422.5)
Latin America	(961.9)	(20.2)	(982.1)
Other	(89.8)	4.1	(85.7)

Total	(2,191.7)	(16.4)	(2,208.1)
Loan to Liberty	(287.6)	287.6	–
Repayment of bonds	(793.4)	(530.1)	(1,323.5)
Offering and merger costs	(118.6)	(13.9)	(132.5)
Litigation settlement	195.4	–	195.4
Corporate and other	(222.1)	(11.4)	(233.5)

Total uses	(3,418.0)	(284.2)	(3,702.2)

Period change in cash	260.7	38.9	299.6
Cash, beginning of period	–	260.7	–

Cash, end of period	$260.7	$299.6	299.6

United's Subsidiaries
Cash, end of period:
UPC			564.6
Latin America			24.4
Other			0.5

	Total United's subsidiaries		589.5

United consolidated cash, cash equivalents, restricted cash and short-term liquid investments as of March 31, 2002			$889.1

United and UGC Holdings Corporate.    We had $299.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2002. As a result of the merger transaction on January 30, 2002, we received a net $71.1 million in cash. Additional sources of cash in 2002 may include the raising of additional private or public debt and/or equity and/or proceeds from the disposition of non-strategic assets. Uses of cash through 2002 will include fundings to the Latin America region to meet the existing growth plans of our systems and corporate overhead. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries in Latin America and cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners.

UPC.    UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of March 31, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of certain events of default, the majority of UPC's indebtedness has been classified as current. These factors raise substantial doubt about UPC's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the Belmarken Notes and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business.

On March 4, 2002, UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Belmarken Notes for the cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payment due on certain of its senior notes on February 1, 2002. Each of these waivers will remain effective until June 3, 2002, and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a €100.0 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

As of May 15, 2002, UPC had not made the required interest payments on its senior notes. None of the notes or facilities described above have been accelerated or subjected to enforcement actions and none of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

On February 1, 2002, UPC signed a Memorandum of Understanding with us and UGC Holdings. The Memorandum of Understanding relates to an agreement in principle among UPC, us and UGC Holdings to effectuate a series of transactions, which, if consummated, would result in a restructuring of the outstanding debt obligations of UPC and its subsidiaries. The Memorandum of Understanding is conditional, among other things, on the receipt of tenders of 95.0% of all UPC notes outstanding in an exchange offer. We have agreed in principle to convert $2.6 billion (face amount) of UPC's indebtedness and $0.3 billion of convertible preference shares held by UGC Holdings into new UPC ordinary shares as part of the recapitalization.

During March 2002, we met with UPC and a steering committee representing the holders of UPC's senior notes and senior discount notes (other than us) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of such notes and the Belmarken Notes. We and our advisors and the note holders' steering committee and its advisors have completed the due diligence about UPC and UPC's current financial condition. We have not reached any decisions with either UPC or the note holders' steering committee regarding the terms or timing of a debt restructuring. We expect that this process will take a number of months to complete. If completed, the restructuring would result in substantial dilution of UPC's existing shareholders, a loss of some or all of the fair value of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes and the Belmarken Notes. Since we are in preliminary discussions with UPC and the note holders' steering committee, we cannot predict the terms or the timing of its restructuring. In addition, we cannot be assured that we will be able to reach agreement with either UPC or the note holders on mutually satisfactory terms.

If the parties are unable to reach agreement on the terms of the debt restructuring or UPC is otherwise unable to successfully complete a restructuring plan for its debt, UPC may seek relief under a debt moratorium leading to a suspension of payments, or a bankruptcy proceeding under applicable Dutch laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to UPC, holders of UPC's outstanding securities, including UPC's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Belmarken Notes, may lose some or all of the value of their investment in UPC's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or UPC's liquidation.

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

UPC's ordinary shares are traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market ("Nasdaq") under the symbol "UPCOY". Nasdaq has traditionally maintained certain rules regarding minimum bid prices for continued listing on the market. UPC's ADRs will be delisted from Nasdaq prior to the end of May 2002, as UPC does not currently meet the minimum bid price requirement. UPC's shares will commence trading on the Over the Counter Bulletin Board ("OTC BB") in the United States in due course. UPC does not expect the delisting to affect the normal course of business for UPC's operating companies. UPC will be eligible to relist on Nasdaq if it completes its restructuring and complies with Nasdaq rules. UPC's shares continue to trade on the Euronext Amsterdam Exchange under the symbol UPC.

ULA.    ULA had $24.4 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2002, held almost exclusively by VTR. VTR's working capital as of March 31, 2002 and projected operating cash flows were sufficient to fund VTR's operations over the next year, however they were not sufficient to service its indebtedness, raising substantial doubt about its ability to continue as a going concern. VTR's ability to continue as a going concern is dependent on a successful refinancing of the VTR Bank Facility, which matures on May 29, 2002. Though VTR believes the refinancing will be successful, there can be no assurance that it will occur on terms that are satisfactory to VTR or us or at all. Any refinancing that occurs on terms that are less favorable than expected could adversely affect VTR's ability or our ability to obtain new or alternative financing. If VTR fails to refinance this facility, its lenders would have certain enforceable rights, including the right to commence involuntary bankruptcy proceedings or any other action available to creditors. VTR would then need to obtain funding from external sources, restructure its operations or sell assets in order to repay the VTR Bank Facility and pay its other liabilities when due. VTR needs approximately $50.0 million to $70.0 million from us to meet its growth needs through the remainder of 2002, although there can be no assurance that we will fund all or a portion of such amount. ULA's other systems in Latin America need approximately $4.8 million from us through the remainder of 2002 to continue their development. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

UAP.    UAP has $492.9 million face amount 14.0% senior discount notes due May 15, 2006 (the "UAP Notes"). On May 15, 2001, cash interest began to accrue and was payable semi-annually on each May 15 and November 15, commencing November 15, 2001. UAP failed to make the required interest payment due November 15, 2001, and failed to cure this default within the 30-day cure period. As a result, an event of default under the indentures governing the UAP Notes occurred on, and has continued since, December 15, 2001. As of March 31, 2002, UAP's working capital and projected operating cash flow were not sufficient to fund its expected expenditures and repay the UAP Notes over the next year, raising substantial doubt about its ability to continue as a going concern. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding.

Statements of Cash Flows

We had cash and cash equivalents of $775.8 million as of March 31, 2002, a decrease of $144.3 million from $920.1 million as of December 31, 2001. Cash and cash equivalents of $1,355.5 million as of March 31, 2001 represented a decrease of $521.3 million from $1,876.8 million as of December 31, 2000.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities	$(77,112)	$(415,003)
Cash flows from investing activities	(306,541)	(207,610)
Cash flows from financing activities	261,876	160,260
Effect of exchange rates on cash	(22,540)	(58,947)

Net increase in cash and cash equivalents	(144,317)	(521,300)
Cash and cash equivalents at beginning of period	920,140	1,876,828

Cash and cash equivalents at end of period	$775,823	$1,355,528

Three Months Ended March 31, 2002

Principal sources of cash during the three months ended March 31, 2002 included $200.0 million from the issuance of common stock, $102.7 million of loan proceeds from notes payable to Liberty, $49.5 million of restricted cash released, $11.5 million of dividends received from affiliates, $2.3 million of net proceeds from the sale of short-term liquid investments and $0.6 million from other investing and financing activities.

Principal uses of cash during the three months ended March 31, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United, $114.7 million of capital expenditures, $28.4 million for the repayment of debt, $22.5 million negative exchange rate effect on cash, $21.1 million for the acquisition of UPC's remaining 30.0% interest in AST Romania, $13.0 million for deferred financing costs, $77.1 million for operating activities and $2.5 million for other investing and financing activities.

Three Months Ended March 31, 2001

The principle source of cash during the three months ended March 31, 2001 was $184.3 million of borrowings on UPC's bank facility. Additional sources of cash included $72.0 million of net proceeds from the sale of short-term liquid investments, $3.2 million from the exercise of stock options and $3.6 million from affiliate dividends and other investing sources.

Principal uses of cash during the three months ended March 31, 2001 included $205.1 million of capital expenditures, $58.9 million negative exchange rate effect on cash, $35.0 million in loans to affiliates and $25.5 million for the repayment of debt. Additional uses of cash included $24.2 million for new acquisitions, net of cash, $19.0 million for investments in affiliates, $1.7 million for deferred financing costs and $415.0 million for operating activities.

New Accounting Principles

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. We are still in the process of comparing the fair value of our reporting units with their respective carrying amounts, including goodwill. This process will enable us to identify any potential goodwill impairment from the adoption of SFAS 142. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. It is possible a substantial cumulative effect adjustment may be required as a result of this process. As of March 31, 2002, net goodwill of approximately $2.7 billion is included in the accompanying consolidated balance sheet.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates Statement No. 4. As a result, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Opinion 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 may be early adopted, but is otherwise effective for fiscal years beginning after May 15, 2002 and must be adopted with retroactive effect. We have not yet decided whether we will adopt such standard in the quarter ending June 30, 2002 or whether we will wait to adopt such standard in fiscal 2003 in accordance with the effective date and transition guidance provided for in SFAS 145.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. We generally place our short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. We also limit the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We do not expect, however, any material loss with respect to our investment portfolio.

Equity Prices

We are exposed to equity price fluctuations related to our investments in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of stockholders' deficit until such time as the stock is sold, at which time the realized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at March 31, 2002 included the following:

	Number of Shares	Fair Value March 31, 2002
		(In thousands)
PrimaCom	4,948,039	$7,640
SBS	6,000,000	$113,696

We are also exposed to equity price fluctuations related to UPC's debt that is convertible into UPC ordinary shares, such as the UPC DIC Loan and the Belmarken Notes.

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

	Spot Rate					Average Rate
	Euro		Australian Dollar	Chilean Peso		Euro		Australian Dollar		Chilean Peso
December 31, 2001	1.1189		1.9591	654.7900		1.1200		1.9432		634.4300
March 31, 2002	1.1463		1.8742	655.9000		1.1404		1.9283		669.7100
March 31, 2001	1.1368		2.0604	594.9700		1.0852		1.8927		574.3500
% Increase (Devaluation) 2001 to 2002	(0.8%	)	9.0%	(10.2%	)	(5.1%	)	(1.9%	)	(16.6%	)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
UPC:
Revenue	$303,676	$307,269

Adjusted EBITDA	$48,076	$(56,034)

Revenue based on prior year exchange rates	$319,123	$329,527

Adjusted EBITDA based on prior year exchange rates	$50,511	$(60,093)

Revenue impact	$(15,447)	$(22,258)

Adjusted EBITDA impact	$(2,435)	$4,059

VTR:
Revenue	$42,693	$40,692

Adjusted EBITDA	$7,237	$4,914

Revenue based on prior year exchange rates	$49,778	$45,580

Adjusted EBITDA based on prior year exchange rates	$8,450	$5,499

Revenue impact	$(7,085)	$(4,888)

Adjusted EBITDA impact	$(1,213)	$(585)

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Foreign currency translation adjustments	$42,529	$(43,753)

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	March 31, 2002		December 31, 2001
	Third Party	Related Party	Third Party	Related Party
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC 12.5% Senior Discount Notes due 2009 (1)	$376,359	$177,110	$365,310	$171,911
UPC 13.375% Senior Discount Notes due 2009 (1)	234,846	107,185	227,424	103,798
UPC 13.75% Senior Discount Notes due 2010 (1)	457,127	229,347	442,129	221,821
UPC 11.25% Senior Notes due 2010 (1)	387,741	207,732	387,697	208,709
UPC Polska Senior Discount Notes (1)	353,703	–	343,323	–
Belmarken Notes (1)	–	900,588	–	887,315
VTR Bank Facility (2)	176,000	–	176,000	–
Intercompany Loan to VTR (2)	–	364,971	–	347,971

	$1,985,776	$1,986,933	$1,941,883	$1,941,525

(1)
Functional currency of UPC is Euros.
(2)
Functional currency of VTR is Chilean Pesos.

Derivative Instruments

We use derivative instruments from time to time to manage interest rate risk on our floating-rate debt facilities and reduce our exposure to foreign currency exchange rate risk. In connection with certain borrowings, UPC has entered into both cross-currency swaps and interest rate swaps, providing economic hedges to both currency and interest rate exposure. The following table details the fair value of these derivative instruments outstanding by their related borrowing:

Borrowing	March 31, 2002	December 31, 2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate swap	$27,639	$90,925
UPC October 1999 Senior Notes cross currency/interest rate swap	18,944	49,622
UPC January 2000 Senior Notes cross currency/interest rate swap	3,489	32,837
UPC Distribution Bank Facility cross currency/interest rate swap	(24,763)	(42,064)

Total derivative assets, net	$25,309	$131,320

Concurrent with the closing of the UPC July 1999 Senior Notes, UPC entered into a cross-currency swap, swapping the $800.0 million, 10.875% fixed-rate senior notes into fixed and variable-rate euro notes with a notional amount totaling €754.7 million. Of the euro notes, 50.0% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offer Rate ("EURIBOR") + 4.15%. The remaining 50.0% have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium UPC would pay to the $800.0 million senior note holders if the notes are called on or after August 1, 2004.

Concurrent with the closing of the UPC October 1999 Senior Notes, UPC entered into a cross-currency swap, swapping the $252.0 million, 11.25% fixed-rate senior notes into fixed-rate and variable-rate euro notes with a notional amount totaling €240.2 million and swapping the $200.0 million 10.875% fixed-rate senior notes into fixed-rate and variable-rate euro notes with a notional amount of €190.6 million. One half of the total euro notes (€215.4 million) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.80%. The remaining €215.4 million have a variable interest rate of EURIBOR + 4.80% through November 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium UPC would pay to the $252.0 million and $200.0 million senior note holders if the notes were called on or after November 1, 2004.

UPC has entered into cross-currency swaps with respect to the UPC January 2000 Senior Notes, swapping a total of $300.0 million of the UPC 11.25% dollar Senior Notes due 2010 into 10.0% fixed euro notes with a notional amount of €297.0 million until August 2008.

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

Of the above derivative instruments, only the €1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' (deficit) equity. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the consolidated statement of operations. The fair values as calculated by an independent third party consider all rights and obligations of the respective instruments, including the set-off provisions described below. For the three months ended March 31, 2002 and 2001, UPC recorded a loss of $155.9 million and $42.3 million, respectively, in connection with the mark-to-market valuations.

Certain derivative instruments outlined above include set-off provisions that provide for early termination upon the occurrence of certain events, including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party, be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC is the defaulting party and the counterparty to the swap holds bonds of UPC, these bonds may be used to settle the obligation of the counterparty to UPC. In such an event of settlement, UPC would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds that must be delivered is based on the principal (i.e. face) amount of the bonds held and not the fair value, which may be substantially less.

Effective January 31, 2002, UPC amended certain swap agreements with respect to the UPC July 1999 Senior Notes, the UPC October 1999 Senior Notes and the UPC January 2000 Senior Notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described elsewhere herein. The amendment provides that the bank's obligations to UPC under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to UPC, the bank is entitled to offset, and will deliver to UPC, approximately €400.0 ($348.9) million, subject to adjustment in certain circumstances, in aggregate principle amount of UPC's senior notes and senior discount notes held by such bank. Upon offset against, and delivery to UPC of the senior notes and senior discount notes, UPC's indebtedness will be reduced by approximately €400.0 million and UPC will recognize a gain based on the difference in the fair value of the associated swaps and the accreted value of such bonds delivered in settlement.

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2002. Contractual maturities may differ from the information shown in the table below.

	March 31, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 Notes (dollar)	$22,478	$9,851	(1)	$–	$–	$–	$–	$–	$22,478	$22,478
Average interest rate	10.75%	26.34%
Variable rate UPC Senior Notes due 2009 (dollar)	$558,800	$68,455	(2)	558,800	–	–	–	–	–	558,800
Average interest rate	10.875%	88.34%
Fixed rate UPC Senior Notes due 2009 (euro)	$200,759	$23,589	(2)	200,759	–	–	–	–	–	200,759
Average interest rate	10.875%	95.08%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$376,359	$57,477	(2)	376,359	–	–	–	–	–	376,359
Average interest rate	12.50%	51.54%
Variable rate UPC Senior Notes due 2007 (dollar)	$143,853	$16,903	(2)	143,853	–	–	–	–	–	143,853
Average interest rate	10.875%	94.85%
Fixed rate UPC Senior Notes due 2007 (euro)	$59,919	$6,741	(2)	59,919	–	–	–	–	–	59,919
Average interest rate	10.875%	101.39%
Variable rate UPC Senior Notes due 2009 (dollar)	$125,976	$14,887	(2)	125,976	–	–	–	–	–	125,976
Average interest rate	11.25%	91.17%
Fixed rate UPC Senior Notes due 2009 (euro)	$60,088	$7,100	(2)	60,088	–	–	–	–	–	60,088
Average interest rate	11.25%	98.32%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$234,846	$31,179	(2)	234,846	–	–	–	–	–	234,846
Average interest rate	13.375%	54.68%
Fixed rate UPC Senior Discount Notes due 2009 (euro)	$77,943	$9,491	(2)	77,943	–	–	–	–	–	77,943
Average interest rate	13.375%	59.09%
Fixed rate UPC Senior Notes due 2010 (dollar)	$387,741	$45,829	(2)	387,741	–	–	–	–	–	387,741
Average interest rate	11.25%	90.18%
Fixed rate UPC Senior Notes due 2010 (euro)	$118,358	$13,394	(2)	118,358	–	–	–	–	–	118,358
Average interest rate	11.25%	97.25%
Fixed rate UPC Senior Notes due 2010 (dollar)	$215,082	$26,503	(2)	215,082	–	–	–	–	–	215,082
Average interest rate	11.50%	91.94%
Fixed rate UPC Senior Discount Notes due 2010 (dollar)	$457,127	$76,579	(2)	457,127	–	–	–	–	–	457,127
Average interest rate	13.75%	52.38%

	March 31, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UPC DIC Loan (dollar)	$47,048	$–	(3)	47,048	–	–	–	–	–	47,048
Average interest rate	10.00%	10.00%
Fixed rate UPC Polska Senior Discount Notes	$353,703	$83,612	(2)	–	15,102		–	–	338,601	353,703
Average interest rate	14.5%	54.38%
Variable rate UPC Bank Facility	$2,768,321	$2,768,321	(4)	2,768,321	–	–	–	–	–	2,768,321
Average interest rate	7.15%	7.15%
Variable rate VTR Bank Facility	$176,000	$176,000	(4)	176,000	–	–	–	–	–	176,000
Average interest rate	7.75%	7.75%
Notes payable to Liberty	$102,728	$102,728	(4)	–	102,728	–	–	–	–	102,728
Average interest rate	8.00%	8.00%
Other debt	$88,555	$88,555	(4)	12,384	76,171	–	–	–	–	88,555
Average interest rate	Various	Various

Total debt	$6,575,684	$3,627,194		6,020,604	194,001	–	–	–	361,079	6,575,684

Capital lease obligations				6,005	4,636	4,318	4,260	4,275	20,509	44,003
Operating leases				63,873	55,132	46,156	30,411	36,019	133,035	364,626
Other commitments				11,000	27,000	–	–	–	–	38,000

	Total commitments			80,878	86,768	50,474	34,671	40,294	153,544	446,629

	Total debt and commitments			$6,101,482	$280,769	$50,474	$34,671	$40,294	$514,623	$7,022,313

(1)  Fair value ($0.40 of face) is based upon the recent price paid to repurchase 98.2% of these bonds in the tender offer that expired February 1, 2002.

(2)  Fair value is based on quoted market prices in an active market.

(3)  Fair value approximates nil, due to under water convertibility feature.

(4)  Fair value approximates book value in the absence of quoted market prices.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 30, 2002, the Company issued Class B common stock and Class C common stock to the Founders and Liberty, respectively, under the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended. Holders of the Company's Class C common stock are entitled to elect one-third of the Company's board of directors, while holders of the Company's Class A common stock and Class B common stock are together entitled to elect the remaining two-thirds of the Company's board of directors. The merger transaction that occurred on January 30, 2002 and the rights of the respective classes of the Company's common stock are described in detail in Note 2 and Note 14, respectively, to the Company's condensed consolidated financial statements, which are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

Please refer to Note 3 to the Company's condensed consolidated financial statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On January 30, 2002, the then sole stockholder of United, by written consent, approved and adopted the following items: (a) the merger transaction documents to which United is a party; (b) election of the following directors: Gary S. Howard, John F. Riordan and Tina M. Wildes, each for an initial term lasting until the 2003 Annual Meeting of Stockholders; Robert R. Bennett, Albert M. Carollo, Sr., Curtis Rochelle and Mark L. Schneider, each for an initial term lasting until the 2004 Annual Meeting of Stockholders; and John C. Malone, Gene W. Schneider, Michael T. Fries, and John P. Cole, each for an initial term lasting until the 2005 Annual Meeting of Stockholders; (c) an amendment to United's Certificate of Incorporation changing its name to UnitedGlobalCom, Inc.; and (d) the Agreement and Plan of Merger between United and each limited liability company of the Founders in connection with the merger transaction.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1
Exchange Agreement dated May 14, 2002, among United and the Principal Founders.

(b) Reports on Form 8-K filed during the quarter

Date of Filing	Date of Event	Item Reported
January 9, 2002	December 31, 2001	Item 5 – Announcement that on December 31, 2001, UnitedGlobalCom, Inc. (f/k/a New UnitedGlobalCom, Inc.), UGC Holdings, Inc. (f/k/a UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Media International, Inc., Liberty Global, Inc., United/New United Merger Sub, Inc. and certain major stockholders of United entered into an Amended and Restated Agreement and Plan of Restructuring and Merger.
February 1, 2002	January 30, 2002	Item 5 – Announcement that on January 30, 2002, UnitedGlobalCom, Inc. (f/k/a New UnitedGlobalCom, Inc.) and Liberty Media Corporation closed the merger and restructuring transaction.
February 5, 2002	January 30, 2002	Item 2 – Announcement that on January 30, 2002, UnitedGlobalCom, Inc. and Liberty Media Corporation closed the merger and restructuring transaction.
Item 5 – IDT United completed a cash tender offer for most of the $1.375 billion 10 3/4% Senior Discount Notes due 2008 of UGC Holdings, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date:	May 17, 2002	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer