Form 10-Q
period 2002-06-30
UNITEDGLOBALCOM INC
filed 2002-08-14
CIK 1134061

Use these links to rapidly review the document
UNITEDGLOBALCOM, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the Registrant's common stock as of August 7, 2002 was:

Class A common stock – 102,920,968 shares
Class B common stock –    8,870,332 shares
Class C common stock – 303,123,542 shares

UNITEDGLOBALCOM, INC.
TABLE OF CONTENTS

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$501,366	$920,140
Restricted cash	50,130	86,625
Short-term liquid investments	114,135	78,946
Subscriber receivables, net of allowance for doubtful accounts of $70,407 and $51,405, respectively	150,393	152,025
Notes receivable, related parties	8,190	310,904
Other receivables, including related party receivables of $32,439 and $32,145, respectively	91,779	107,704
Deferred financing costs, net of accumulated amortization of $39,826 and $39,178, respectively	103,081	132,564
Business transferred under contractual arrangement	–	78,672
Other current assets, net	93,303	75,671

Total current assets	1,112,377	1,943,251
Investments in affiliates, accounted for under the equity method, net	179,383	231,625
Property, plant and equipment, net of accumulated depreciation of $1,521,825 and $1,174,197, respectively	3,843,064	3,692,485
Goodwill and other intangible assets, net of accumulated amortization of $608,292 and $552,370, respectively	3,104,589	2,843,922
Deferred financing costs, net of accumulated amortization of $155 and $7,688, respectively	1,368	18,371
Derivative assets	–	131,320
Business transferred under contractual arrangement	–	143,124
Other assets, net	13,474	34,542

Total assets	$8,254,255	$9,038,640

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable, including related party payables of $2,827 and $1,347, respectively	$189,560	$350,813
Accrued liabilities	578,823	697,827
Subscriber prepayments and deposits	132,381	88,975
Derivative liabilities	71,830	–
Short-term debt	239,785	77,614
Notes payable, related party	102,728	–
Current portion of senior notes and other long-term debt, related party	–	2,314,992
Current portion of senior notes and other long-term debt	5,873,121	6,074,502
Business transferred under contractual arrangement	–	607,350
Other current liabilities	8,201	11,052

Total current liabilities	7,196,429	10,223,125
Senior discount notes and senior notes	389,437	1,565,856
Other long-term debt	73,659	78,037
Business transferred under contractual arrangement	656,959	228,012
Deferred taxes	221,644	80,300
Other long-term liabilities	118,530	148,135

Total liabilities	8,656,658	12,323,465

Commitments and contingencies
Minority interests in subsidiaries	1,403,013	1,240,665

Series B convertible preferred stock, stated at liquidation value, nil and 113,983 shares issued and outstanding, respectively	–	29,990

Stockholders' deficit
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Series C convertible preferred stock, nil and 425,000 shares issued and outstanding, respectively	–	425,000
Series D convertible preferred stock, nil and 287,500 shares issued and outstanding, respectively	–	287,500
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 110,325,208 and 98,042,205 shares issued and outstanding, respectively	1,103	981
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 and 19,027,130 shares issued and outstanding, respectively	89	190
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 and nil shares issued and outstanding, respectively	3,031	–
Additional paid-in capital	3,704,461	1,537,944
Deferred compensation	(54,318)	(74,185)
Treasury stock, at cost, 7,404,240 and 5,604,948 shares of Class A common stock, respectively	(34,162)	(29,984)
Accumulated deficit	(4,759,163)	(6,437,290)
Other cumulative comprehensive income (loss)	(666,457)	(265,636)

Total stockholders' deficit	(1,805,416)	(4,555,480)

Total liabilities and stockholders' deficit	$8,254,255	$9,038,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts and number of shares)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$379,732	$399,250	$728,772	$793,995
Operating expenses (exclusive of items shown separately below)	(196,133)	(280,373)	(381,049)	(581,320)
Selling, general and administrative expenses	(121,875)	(172,554)	(240,004)	(340,664)
Depreciation and amortization	(172,453)	(277,132)	(337,637)	(548,246)
Impairment and restructuring charges	(19,437)	(262,032)	(22,895)	(262,032)

Operating loss	(130,166)	(592,841)	(252,813)	(938,267)
Interest income, including related party income of $683, $9,201, $3,148 and $14,868, respectively	12,696	25,795	22,617	57,022
Interest expense, including related party expense of $1,976, $4,427, $20,749 and $4,427, respectively	(154,361)	(280,570)	(338,495)	(547,047)
Proceeds from litigation settlement	–	190,211	–	190,211
Provision for loss on investments	(7,785)	–	(14,490)	–
Foreign currency exchange gain (loss), derivative losses and other expenses, net	545,781	(177,500)	335,879	(305,040)

Income (loss) before other items	266,165	(834,905)	(247,302)	(1,543,121)
Income tax (expense) benefit, net	(36,874)	1,743	(48,592)	971
Minority interests in subsidiaries	(18,425)	44,008	(42,412)	105,353
Share in results of affiliates, net	(6,786)	(22,299)	(77,748)	(70,489)

Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	204,080	(811,453)	(416,054)	(1,507,286)
Extraordinary gain on early retirement of debt, net of income tax	365,490	–	2,098,199	–
Cumulative effect of change in accounting principle	–	–	–	32,574

Net income (loss)	$569,570	$(811,453)	$1,682,145	$(1,474,712)

Basic net income (loss) attributable to common stockholders	$569,570	$(824,386)	$1,677,971	$(1,500,571)

Diluted net income (loss) attributable to common stockholders	$569,570	$(824,386)	$1,682,145	$(1,500,571)

Net income (loss) per common share:
Basic net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$0.49	$(8.38)	$(1.14)	$(15.60)
Extraordinary gain on early retirement of debt	0.88	–	5.71	–
Cumulative effect of change in accounting principle	–	–	–	0.33

Basic net income (loss)	$1.37	$(8.38)	$4.57	$(15.27)

Diluted net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$0.49	$(8.38)	$(1.12)	$(15.60)
Extraordinary gain on early retirement of debt	0.88	–	5.65	–
Cumulative effect of change in accounting principle	–	–	–	0.33

Diluted net income (loss)	$1.37	$(8.38)	$4.53	$(15.27)

Weighted-average number of common shares outstanding:
Basic	416,187,877	98,328,251	367,339,371	98,275,362

Diluted	416,909,206	98,328,251	371,493,711	98,275,362

Other comprehensive income (loss), net of tax:
Net income (loss)	$569,570	$(811,453)	$1,682,145	$(1,474,712)
Foreign currency translation adjustments	(454,297)	46,833	(411,768)	3,080
Change in fair value of derivative securities	2,959	(5,193)	10,514	(5,193)
Change in unrealized gain on available-for-sale securities	452	1,112	509	37,538
Cumulative effect on other comprehensive income of change in accounting principle	–	–	–	523
Amortization of cumulative effect of change in accounting principle	1	(119)	(76)	(119)

Other comprehensive income (loss)	$118,685	$(768,820)	$1,281,324	$(1,438,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
(In thousands, except number of shares)
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
													Treasury Stock			Other Cumulative Comprehensive Income (Loss)
											Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,130	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,798)	(101)	21,835,384	218	770,438	–	(35,708)	923	–	–	59,094
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	–	–	281,288,158	2,813	1,396,479	–	–	–	–	–	1,399,292
Issuance of Class A common stock in exchange for remaining interest in UGC Holdings	–	–	–	–	600,000	6	–	–	–	–	(6)	–	–	–	–	–	–
Issuance of Class A common stock in connection with 401(k) plan	–	–	–	–	54,329	–	–	–	–	–	203	–	–	–	–	–	203
Equity transactions of subsidiaries	–	–	–	–	–	–	–	–	–	–	97	(97)	–	–	–	–	–
Interest on loans to related parties	–	–	–	–	–	–	–	–	–	–	(538)	–	–	–	–	–	(538)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	–	–	19,964	–	–	–	–	19,964
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	–	–	1,835,000	(5,101)	–	–	(5,101)
Net income	–	–	–	–	–	–	–	–	–	–	–	–	–	–	1,682,145	–	1,682,145
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(411,768)	(411,768)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	10,514	10,514
Change in unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	509	509
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(76)	(76)

Balances, June 30, 2002	–	$–	–	$–	110,325,208	$1,103	8,870,332	$89	303,123,542	$3,031	$3,704,461	$(54,318)	7,404,240	$(34,162)	$(4,759,163)	$(666,457)	$(1,805,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$1,682,145	$(1,474,712)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	337,637	548,246
Impairment and restructuring charges	22,895	262,032
Stock-based compensation	17,357	(2,868)
Accretion of interest on senior notes and amortization of deferred financing costs	137,839	247,534
Unrealized foreign exchange (gains) losses, net	(492,295)	183,234
Provision for loss on investments	14,490	–
Loss on derivative securities	155,918	118,235
Minority interests in subsidiaries	42,412	(105,353)
Share in results of affiliates, net	77,748	70,489
Extraordinary gain on early retirement of debt, net of income tax	(2,098,199)	–
Cumulative effect of change in accounting principle	–	(32,574)
Decrease (increase) in receivables, net	23,582	(28,037)
Decrease (increase) in other assets	13,827	(22,730)
Decrease in accounts payable, accrued liabilities and other	(181,751)	(154,245)

Net cash flows from operating activities	(246,395)	(390,749)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(1,355,457)	(563,925)
Proceeds from sale of short-term liquid investments	1,320,086	684,282
Restricted cash released (deposited), net	38,485	(91,653)
Investments in affiliates and other investments	(1,839)	(44,210)
Dividends received from affiliates	7,042	–
New acquisitions, net of cash acquired	(21,098)	(24,195)
Capital expenditures	(189,555)	(416,188)
Increase in notes receivable from affiliates	(602)	(273,964)
Other	2,965	8,533

Net cash flows from investing activities	(199,973)	(721,320)

Cash Flows from Financing Activities
Issuance of common stock	200,006	469
Issuance of common stock in connection with Company's and subsidiary's stock option plans	–	2,979
Proceeds from short-term and long-term borrowings	9,793	1,163,241
Proceeds from notes payable to shareholder	102,728	–
Retirement of existing senior notes	(231,630)	–
Deferred financing costs	(18,293)	(8,591)
Repayments of short-term and long-term borrowings	(66,394)	(699,249)

Net cash flows from financing activities	(3,790)	458,849

Effect of Exchange Rates on Cash	31,384	(103,697)

Decrease in Cash and Cash Equivalents	(418,774)	(756,917)
Cash and Cash Equivalents, Beginning of Period	920,140	1,876,828

Cash and Cash Equivalents, End of Period	$501,366	$1,119,911

Supplemental Cash Flow Disclosures
Cash paid for interest	$120,095	$235,776

Cash received for interest	$13,955	$48,217

Non-cash Investing and Financing Activities
Issuance of common stock for financial assets	$1,206,441	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom,Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2002
(Unaudited)

1.    Organization and Nature of Operations

        UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") provides video, telephone and Internet access services, which the Company refers to as "Triple Play", or "Triple Play Distribution", in numerous countries worldwide. The following chart presents a summary of the Company's ownership structure as of June 30, 2002.

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

  •
  Certain long-term stockholders of UGC Holdings (the "Founders") transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of United's Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies; and

  •
  Four of the Founders (the "Principal Founders") contributed $3.0 million to UGC Holdings in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in UGC Holdings and entitled them to elect one-half of UGC Holdings' directors.

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

  •
  Liberty contributed to United $1.435 billion face amount of UPC senior notes and senior discount notes and €263.1 million face amount of UPC senior notes and senior discount notes (collectively the "United UPC Bonds") and, as a result, UPC owes the obligations represented by the United UPC Bonds to United rather than to Liberty; and

  •
  In exchange for the contribution of these assets to United, an aggregate of approximately 281.3 million shares of United's Class C common stock was issued to Liberty.

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

On January 30, 2002, Liberty loaned United approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned United an additional approximately $85.4 million. United used the proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to Liberty accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary. The Company consolidates IDT United as a "special purpose entity", due to insufficient third party residual equity at risk.

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

United accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interest. Under reorganization accounting, the

Company has consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, United UPC Bonds and the Belmarken Notes was recorded at the fair value of United's common stock at closing. The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, United recognized an extraordinary gain of approximately $1.647 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over United's cost, net of income tax, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
Belmarken Notes	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)
Deferred income tax	–	(110,583)	(110,583)

Total extraordinary gain on early retirement of debt	$1,744,651	$3,391,357	$1,646,706

3.    Risks, Uncertainties and Liquidity

United

The report of United's previous independent public accountant, Arthur Andersen LLP, on United's consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, "...the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern". As of June 30, 2002, the Company believes its corporate level working capital is sufficient to fund its corporate level commitments over the next year.

UPC

UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of June 30, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, Belmarken Notes and the senior secured credit facility among UPC Distribution Holdings, B.V. ("UPC Distribution")

as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"), have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the Belmarken Notes and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business. The report of UPC's previous independent public accountants, Arthur Andersen, on UPC's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that UPC has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about UPC's ability to continue as a going concern. During 2001, UPC reviewed its current and long-range plan for all segments of its business and engaged a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and profitability. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make these interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and to foreclose on the collateral securing the loans. In addition, on May 1, 2002 and August 1, 2002, UPC failed to make required interest payments in the aggregate amount of $35.3 million and $122.0 million, respectively, on its outstanding 10.875% Senior Notes due 2007, 11.25% Senior Notes due 2009, 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. As of August 14, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002, May 1, 2002 and August 1, 2002 interest payments on certain of its outstanding senior notes gave rise to cross events of default under the following credit and loan facilities:

  •
  UPC Distribution Bank Facility;

  •
  Revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's then majority-owned subsidiary ("EWT"), as borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as facility agent and security agent and a group of financial institutions (the "EWT Facility"); and

  •
  Belmarken Notes.

On July 30, 2002, UPC transferred 22.3% of the outstanding shares of UPC Germany to the minority interest holders in UPC Germany (see Note 21). The EWT Facility was refinanced by the new majority shareholder and the cross default ceased to exist. The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Belmarken Notes are secured by pledges over the stock of Belmarken, UPC's wholly-owned subsidiary, UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband. The occurrence of the cross events of default under such facilities gave the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Belmarken Notes for the cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults. On July 29, 2002, the bank lenders and United extended the duration of the waivers until September 12, 2002. The other terms of the waivers remain unchanged from those announced on March 4, 2002.

Each of these waivers will remain effective until the earlier of:

  •
  September 12, 2002,

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

In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a €100.0 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place. As of August 14, 2002, UPC had not made the interest payments on its senior notes. None of the events described above have had a material adverse effect on the operations of UPC or UPC's relationships with customers, suppliers and employees.

On July 24, 2002, United and an ad-hoc noteholders committee representing UPC's noteholders announced an agreement in principle with respect to the recapitalization of UPC. As part of the recapitalization, United and other holders of UPC's notes will exchange approximately $5.4 billion accreted value of UPC's debt into equity of a new holding company of UPC ("New UPC"). Key terms of the agreement are as follows:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity in exchange for the United UPC Bonds (approximately $1.6 billion) and the Belmarken Notes (approximately $918.0 million);

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity in exchange for approximately $2.9 billion in UPC notes;

  •
  Approximately 2.0% of New UPC's pro forma equity will be available for UPC's existing preferred and ordinary shareholders, including United;

  •
  United will purchase up to €100.0 million in New UPC common stock at the consummation of the UPC restructuring, subject to reduction if UPC sells any assets or raises any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring. The third party noteholders will have the option to participate pro rata in the equity issuance; and

  •
  The third party noteholders will have certain board representation and minority rights.

This agreement is subject to documentation among United, UPC and the ad-hoc committee of noteholders and certain other approvals and conditions. United expects this transaction will close in the first quarter of 2003, though there is no certainty that all of the conditions necessary for the transaction to close will be satisfied. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the value of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes.

If the parties are unable to conclude documentation for the debt restructuring agreement in principle or if UPC is otherwise unable to successfully complete an agreed upon restructuring plan for its debt, UPC may seek relief under a debt moratorium leading to a suspension of payments, or a bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to UPC, holders of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes, as well as the Belmarken Notes, may lose some or all of the value of their investment in UPC's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or UPC's liquidation.

In 2002 and thereafter, UPC anticipates that sources of capital will include working capital and operating cash flows, proceeds from the disposal of non-core investments and further internal reorganization and alignment of businesses, draws under the UPC Distribution Bank Facility and vendor financing. UPC does not anticipate access to the capital markets as a source of funding unless it is able to restructure its existing indebtedness, although UPC might access such markets if possible. If UPC is able to complete its planned debt restructuring satisfactorily and is able to implement a rationalization of its non-core investments and improve its operating performance, UPC believes its existing cash balance, working capital, operating cash flow and capacity under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, should the planned debt restructuring, further internal reorganization and alignment of businesses and the investment rationalization program be unsuccessful, or should operating results fall behind UPC's current business plan, there is uncertainty whether UPC will have sufficient funds to meet its expenditure or debt commitments and as such not be able to continue as a going concern.

VTR

The report of VTR's previous independent public accountants, Arthur Andersen, on VTR's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that VTR has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about VTR's ability to continue as a going concern. On May 29, 2002, VTR and VTR's senior lenders entered into an amendment to VTR's existing $176.0 million senior secured credit facility (the "VTR Bank Facility"), extending the maturity date of the loans under the facility until April 29, 2003. The amendment also establishes new financial covenant levels consistent with VTR's current projections. In connection with the amendment, UGC Holdings funded $26.0 million in capital contributions to VTR, the proceeds of which were used to prepay the senior loans down to $150.0 million. UGC Holdings also funded another $23.0 million to VTR and committed to fund an additional $10.0 million during 2002 for VTR's general working capital. United Latin America, Inc., a wholly-owned subsidiary of the Company and 100% indirect owner of VTR, is required to fund amounts to VTR in the future if VTR fails to maintain its senior leverage ratio. Pursuant to the amendment, VTR will be required to either (a) consummate a Chilean bank and/or bond financing of not less than $50.0 million or (b) make further loan prepayments of $12.0 million and, under certain circumstances, pay a higher interest rate on the remaining loans. In 2002 and thereafter, VTR anticipates sources of capital will include increasing cash flows from operations. During the next year, VTR may obtain capital from the Chilean market and/or United, although there can be no assurance in this regard. VTR believes its existing cash balance, working capital and operating cash flow will be sufficient to fund operations for the foreseeable future. However, if VTR's sources of capital are less than anticipated, VTR fails to refinance the VTR Bank Facility, or should operating results fall behind its current business plan, there is uncertainty whether VTR will have sufficient funds to service the VTR Bank Facility when due April 29, 2003.

4.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Principles

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). SFAS 145 may be early adopted, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company has not yet adopted such standard and will adopt such standard in fiscal 2003 in accordance with the effective date and transition guidance provided for in SFAS 145. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on its financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activity ("SFAS 146"). SFAS 146 requires the liability for a cost associated with an exit activity, including restructuring, or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. Additionally, SFAS 146 requires subsequent adjustment to the recorded liability for changes in estimated cash flows. SFAS 146 may be early adopted, but is otherwise effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on its financial position and results of operations.

5. Investments in Affiliates

	June 30, 2002
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Cumulative Impairments	Total
	(In thousands)
PrimaCom	$341,017	$–	$(75,678)	$(32,716)	$(232,623)	$–
SBS	264,675	–	(77,322)	(10,465)	(102,037)	74,851
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(26,922)	110	–	–
Melita	18,751	–	(1,060)	(3,057)	–	14,634
Iberian Programming	11,947	(9,602)	14,176	5,324	–	21,845
Xtra Music	12,106	–	(7,551)	(1,204)	–	3,351
Other UPC	49,947	(695)	(36,667)	3,935	–	16,520
Telecable	71,819	(20,862)	(6,874)	(11,230)	–	32,853
MGM Networks LA	16,853	–	(16,853)	–	–	–
Jundiai	7,438	(1,572)	1,079	(3,283)	–	3,662
Pilipino Cable Corporation	19,026	–	(4,771)	(2,588)	–	11,667
Hunan International TV	6,394	–	(2,525)	16	(3,885)	–

Total	$967,662	$(38,911)	$(354,545)	$(56,278)	$(338,545)	$179,383

	December 31, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Cumulative Impairments	Total
	(In thousands)
PrimaCom	$341,017	$–	$(67,834)	$(32,747)	$(232,623)	$7,813
SBS	264,675	–	(74,217)	1,368	(102,037)	89,789
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(3,015)	15	–	23,812
Melita	14,224	–	(1,426)	(3,493)	–	9,305
Iberian Programming	11,947	(2,560)	10,130	3,103	–	22,620
Xtra Music	14,546	–	(7,156)	(1,055)	–	6,335
Other UPC	43,875	(695)	(31,890)	2,105	–	13,395
Telecable	71,819	(20,862)	(5,891)	(6,672)	–	38,394
MGM Networks LA	15,080	–	(15,080)	–	–	–
Jundiai	7,438	(1,572)	1,004	(2,444)	–	4,426
Pilipino Cable Corporation	18,680	–	(4,342)	(2,588)	–	11,750
Hunan International TV	6,394	–	(2,424)	16	–	3,986

Total	$957,384	$(31,869)	$(315,718)	$(43,512)	$(334,660)	$231,625

6. Property, Plant and Equipment

	June 30, 2002	December 31, 2001
	(In thousands)
Cable distribution networks	$3,798,049	$3,417,040
Subscriber premises equipment and converters	932,110	825,320
Direct-to-home ("DTH") and other distribution facilities	82,175	105,575
Information technology systems, office equipment, furniture and fixtures	286,499	261,747
Buildings and leasehold improvements	177,161	164,475
Other	88,895	92,525

	5,364,889	4,866,682
Accumulated depreciation	(1,521,825)	(1,174,197)

Net property, plant and equipment	$3,843,064	$3,692,485

7. Goodwill and Other Intangible Assets

	June 30, 2002	December 31, 2001
	(In thousands)
Goodwill:
UPC	$3,381,487	$3,083,979
VTR	174,021	182,860
TV Show Brasil	5,270	6,487
Other Intangible Assets:
UPC	151,955	122,767
Other	148	199

	3,712,881	3,396,292
Accumulated amortization goodwill	(574,892)	(515,887)
Accumulated amortization other intangible assets	(33,400)	(36,483)

Net goodwill and other intangible assets	$3,104,589	$2,843,922

Statement of Financial Accounting Standards No. 142

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"). The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

The following presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net income (loss) as reported	$569,570	$(811,453)	$1,682,145	$(1,474,712)
Add back:
Goodwill amortization
UPC and subsidiaries	–	71,684	–	161,126
VTR	–	2,946	–	6,059
Austar United and subsidiaries	–	3,749	–	7,570
Other	–	468	–	950
Amortization of excess basis on equity investments
UPC affiliates	–	8,676	–	17,892
Austar United affiliates	–	801	–	1,624
Other	–	507	–	1,014

Adjusted net income (loss)	$569,570	$(722,622)	$1,682,145	$(1,278,477)

Basic net income (loss) per common share as reported	$1.37	$(8.38)	$4.57	$(15.27)
Add back:
Goodwill amortization
UPC and subsidiaries	–	0.73	–	1.64
VTR	–	0.03	–	0.06
Austar United and subsidiaries	–	0.04	–	0.08
Other	–	–	–	0.01
Amortization of excess basis on equity investments
UPC affiliates	–	0.09	–	0.18
Austar United affiliates	–	0.01	–	0.02
Other	–	0.01	–	0.01

Adjusted basic net income (loss) per common share	$1.37	$(7.47)	$4.57	$(13.27)

Diluted net income (loss) per common share as reported	$1.37	$(8.38)	$4.53	$(15.27)
Add back:
Goodwill amortization
UPC and subsidiaries	–	0.73	–	1.64
VTR	–	0.03	–	0.06
Austar United and subsidiaries	–	0.04	–	0.08
Other	–	–	–	0.01
Amortization of excess basis on equity investments
UPC affiliates	–	0.09	–	0.18
Austar United affiliates	–	0.01	–	0.02
Other	–	0.01	–	0.01

Adjusted diluted net income (loss) per common share	$1.37	$(7.47)	$4.53	$(13.27)

SFAS 142 requires a two-step process to determine whether goodwill is impaired. Under step one, the fair value of each of the Company's reporting units is compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. As of June 30, 2002, the first step of the goodwill impairment test under SFAS 142 was completed, and the carrying value of certain reporting units exceeded the fair value, including the Netherlands, Sweden, Hungary, Czech Republic, France, Slovak Republic, Poland, Priority Telecom and TV Show Brasil. The Company is currently performing the second step of the test under SFAS 142 to quantify how much of the total goodwill will be impaired. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. The determination of the potential impairment adjustment will be completed by the end of 2002. As of June 30, 2002, net goodwill of approximately $3.0 billion is included in the accompanying condensed consolidated balance sheet.

8. Business Transferred Under Contractual Arrangement

Prior to November 15, 2001, Asia/Pacific owned approximately 99.99% of UAP's outstanding common stock. On November 15, 2001, Asia/Pacific entered into a series of transactions, pursuant to which it transferred an approximate 49.99% interest in UAP to an independent third party for nominal consideration. As a result of these transactions, Asia/Pacific now holds 50.00% of UAP's outstanding common stock. For accounting purposes, these transactions resulted in the deconsolidation of UAP from November 15, 2001 forward and presenting the assets and liabilities of UAP as of December 31, 2001 in a manner consistent with the guidance set forth in Staff Accounting Bulletin No. 30 Accounting for Divestiture of a Subsidiary or Other Business Operation ("SAB 30"). No gain was recorded in the consolidated statement of operations upon the deconsolidation of UAP (equal to the amount of the Companys' negative investment in UAP at the transaction date) or upon the filing of the bankruptcy petitions on March 29, 2002, as the Company does not believe such transaction qualifies as a divestiture for accounting purposes. A gain may be recognized upon the ultimate liquidation of the Company's indirect 50.0% interest in UAP. As a result of the bankruptcy petitions on March 29, 2002, the Company changed its presentation of the net negative investment in UAP to a one-line-item presentation consistent with the guidance in APB 18, and discontinued recording its share of losses from UAP. For the six months ended June 30, 2002, the Company recorded equity in losses of approximately $38.9 million related to its investment in UAP.

9. Current Portion of Senior Notes and Other Long-Term Debt, Related Party

	June 30, 2002	December 31, 2001
	(In thousands)
Belmarken Notes (see Note 2)	$–	$887,315
United UPC Bonds (see Note 2)	–	1,427,677

Total	$–	$2,314,992

10. Senior Discount Notes and Senior Notes

	June 30, 2002	December 31, 2001
	(In thousands)
UGC Holdings 1998 Notes (see Note 2)	$23,073	$1,222,533
UPC July 1999 Senior Notes (1):
UPC 10.875% dollar Senior Notes due 2009	520,481	558,842
UPC 10.875% euro Senior Notes due 2009	141,489	205,675
UPC 12.5% dollar Senior Discount Notes due 2009	388,125	365,310
UPC October 1999 Senior Notes (1):
UPC 10.875% dollar Senior Notes due 2007	113,766	143,864
UPC 10.875% euro Senior Notes due 2007	37,402	61,386
UPC 11.25% dollar Senior Notes due 2009	113,567	125,967
UPC 11.25% euro Senior Notes due 2009	37,732	61,547
UPC 13.375% dollar Senior Discount Notes due 2009	241,144	227,424
UPC 13.375% euro Senior Discount Notes due 2009	86,497	77,044
UPC January 2000 Senior Notes (1):
UPC 11.25% dollar Senior Notes due 2010	356,454	387,697
UPC 11.25% euro Senior Notes due 2010	81,544	121,234
UPC 11.5% dollar Senior Notes due 2010	145,028	215,067
UPC 13.75% dollar Senior Discount Notes due 2010	461,278	442,129
UPC Polska Senior Discount Notes	366,364	343,323

	3,113,944	4,559,042
Less current portion	(2,724,507)	(2,993,186)

Senior discount notes and senior notes	$389,437	$1,565,856

(1)
As discussed in Note 3, UPC is in default under its senior notes and senior discount notes. Accordingly, these borrowings have been classified as current.

11. Other Long-Term Debt

	June 30, 2002	December 31, 2001
	(In thousands)
UPC Distribution Bank Facility (1)	$3,089,594	$2,827,629
UPC DIC Loan	53,458	48,049
Other UPC	77,081	104,591
VTR Bank Facility (2)	—	176,000
Other	2,140	3,084

	3,222,273	3,159,353
Less current portion	(3,148,614)	(3,081,316)

Other long-term debt	$73,659	$78,037

(1)
As discussed in Note 3, UPC is in default under certain of its credit and loan facilities. Accordingly, the UPC Distribution Bank Facility has been classified as current. As of June 30, 2002, UPC has not drawn under the €100.0 million capacity of this facility.

(2)
As discussed in Note 3, the VTR Bank Facility was amended, establishing a new maturity date. Accordingly, this facility has been classified as short-term debt.

12. Derivative Instruments

In connection with certain borrowings, UPC has entered into both cross-currency swaps and interest rate derivative contracts, providing economic hedges to both currency and interest rate exposure. The following table details the fair value of the derivative instruments outstanding by related borrowings:

Borrowing	June 30, 2002	December 31, 2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate derivative contract	$–	$90,925
UPC October 1999 Senior Notes cross currency/interest rate derivative contract	–	49,622
UPC January 2000 Senior Notes cross currency/interest rate derivative contract	–	32,837
UPC Distribution Bank Facility cross currency/interest rate derivative contract	(71,830)	(42,064)

Total derivative (liabilities) assets, net	$(71,830)	$131,320

Of the above derivative instruments, only the contract on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' deficit. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign currency exchange gain (loss), derivative losses and other income (expense) in the accompanying consolidated statements of operations. The fair values consider all rights and obligations of the respective instruments, including certain set-off provisions. For the three months ended June 30, 2002 and 2001, UPC recorded a gain (loss) of $(2.9) million and $(49.8) million, respectively, and for the six months ended June 30, 2002 and 2001, UPC recorded a gain (loss) of $(165.1) million and $22.8 million, respectively, in connection with the mark-to-market valuations.

In June 2002, UPC recognized an extraordinary gain of approximately $342.3 million from the delivery by certain banks of approximately $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on the UPC July 1999 Senior Notes, the UPC October 1999 Senior Notes and the UPC January 2000 Senior Notes.

13.  Minority Interests in Subsidiaries

	June 30, 2002	December 31, 2001
	(In thousands)
UPC (1)	$1,241,961	$1,104,732
Subsidiaries of UPC	146,606	135,933
IDT United	14,446	–

Total	$1,403,013	$1,240,665

(1)
Represents UPC convertible preference shares not held by the Company, including $265.6 million held by Liberty. The minority interests' share in results in the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 includes $3.5 million, $8.1 million, $4.3 million and $9.8 million, respectively, of accrual of dividends on UPC convertible preference shares held by Liberty. The minority interests' basis in the common equity of UPC was reduced to nil in January 2001.

14.  Commitments and Contingencies

UPC has terminated for cause an agreement for the supply of various types of equipment in an aggregate amount of $34.2 million. UPC intends to source such equipment from alternative suppliers.

On July 4, 2001, InterComm Holdings LLC, InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than €163.0 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims and intend to vigorously defend against claimants' allegations. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims.

The Company is not a party to any material legal proceedings. From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business.

15. Stockholders' Deficit

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

Holders of the Company's Class A, Class B and Class C common stock vote as one class on all matters to be voted on by the Company's stockholders, except for the election of directors or as specified by the Delaware General Corporation Law. Shares of the Company's Class C common stock vote separately to elect four of the Company's 12 person Board of Directors until such time as the shares of Class C common stock become convertible in full into shares of Class B common stock. Holders of Class A and Class B common stock, voting together, elect the other eight Directors. After all shares of Class C common stock become convertible in full into shares of Class B common stock, all 12 of the Company's 12-person Board of Directors will be elected by the holders of shares of Class A common stock, Class B common stock and Class C common stock voting together. Shares of Class C common stock will become convertible in full into shares of Class B common stock upon the occurrence of certain events relating to the indentures of UGC Holdings and certain of its subsidiaries.

Holders of the Company's Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by the Company's board of directors out of funds legally available for that purpose. In the event of the Company's liquidation, dissolution or winding up, holders of the Company's Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock. Holders of the Company's Class A, Class B and Class C common stock have no preemptive right under the Company's certificate of incorporation. Holders of shares of Class C common stock have purchase rights to prevent the dilution of the voting power of the Class C common stock by 10.0% or more of its voting power immediately prior to a dilutive issuance or issuances of Class B common stock. The Company's certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of one other class of common stock will be made at the same time.

Certain Other Rights of Holders of Class C Common Stock

Under the terms of the Company's certificate of incorporation, the Company must have the approval of the majority of directors elected by the holders of Class C common stock, before the Company can:

  •
  acquire or dispose of assets or issue equity or debt securities, in any consecutive 12-month period, in an amount exceeding 30.0% of the Company's market capitalization (excluding the Company's sale by merger or otherwise, sale of all or substantially all of the Company's assets, or a reorganization among affiliated entities, provided that the Class C common stockholders are treated equally with the Class B common stockholders and all Class B common stockholders are treated equally);

  •
  issue any additional shares of Class C common stock (other than upon the exercise of Liberty's preemptive rights or rights under the stockholders agreement or the exercise of the proportional purchase right granted to holders of Class C common stock under the Company's certificate of incorporation);

  •
  issue any options exercisable for Class B common stock (other than upon the exercise of certain options that have been assumed by the Company or that are permitted under the terms of the Company's certificate of incorporation);

  •
  remove or replace the Company's Chief Executive Officer, except in the case of one of the Company's candidates pre-approved by Liberty;

  •
  amend the Company's charter or bylaws in a manner adverse to Liberty or the holders of Class B or Class C common stock or their affiliates;

  •
  enter into any material transaction between United or any of its controlled affiliates (including UGC Holdings), on the one hand, and any of the Company's directors of or any of the Company's controlled affiliates (including UGC Holdings), any Founder or any family member or other affiliate of any of the foregoing, on the other hand, excluding transactions between the Company and any of the Company's controlled affiliates and employee matters in the ordinary course of business;

  •
  amend, alter or repeal any provision of UGC Holdings' charter that would be adverse to the Company or the holders of the Class C common stock or their affiliates;

  •
  issue any shares of UGC Holdings' preferred stock;

  •
  sell, assign, transfer or otherwise dispose of, or take any action in exercise of, or waive or amend any rights with respect to any debt securities issued or indebtedness incurred by UPC, or any of its subsidiaries, which debt is held by or which indebtedness is owed to United; or

  •
  change the Company's principal accounting firm.

If any issuance of additional Class B common stock dilutes the voting power of the outstanding Class C common stock by 10.0% or more (on an as-converted basis), the holders of the Class C common stock will have the right to maintain their voting power by purchasing additional shares of Class C common stock at the same per share price as the Class B common stock per share issue price or by exchanging shares of Class A common stock for shares of Class C common stock on a one-for-one basis. At the option of the holder, each share of Class C common stock can be converted into one share of Class A common stock at any time or, upon the occurrence of certain events related to UGC Holdings' outstanding indebtedness, into one share of Class B common stock. If no conversion event has occurred by June 25, 2010, each share of Class C common stock may be converted into 1.645 shares of Class A common stock or, in some cases, 1.645 shares of Class B common stock, which could result in the issuance of a substantial number of additional shares. The terms of the Class C common stock are set out in the Company's restated certificate of incorporation.

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock. The Company's board of directors is authorized, without any further action by the stockholders, to determine the following for any unissued series of preferred stock:

  •
  voting rights;

  •
  dividend rights;

  •
  dividend rates;

  •
  liquidation preferences;

  •
  redemption provisions;

  •
  sinking fund terms;

  •
  conversion or exchange rights;

  •
  the number of shares in the series; and

  •
  other rights, preferences, privileges and restrictions.

In addition, the preferred stock could have other rights, including economic rights senior to common stock, so that the issuance of the preferred stock could adversely affect the market value of common stock. The issuance of preferred stock may also have the effect of delaying, deferring or preventing a change in control of the Company without any action by the stockholders. The Company has no current plans to issue any preferred shares.

Other Cumulative Comprehensive Income (Loss)

	June 30, 2002	December 31, 2001
	(In thousands)
Foreign currency translation adjustments	$(666,178)	$(254,410)
Fair value of derivative assets	(13,545)	(24,059)
Unrealized gain (loss) on available-for-sale securities	13,071	12,562
Cumulative effect of change in accounting principle	195	271

Total other cumulative comprehensive income (loss)	$(666,457)	$(265,636)

16. Basic and Diluted Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Basic:
Net income (loss)	$569,570	$(811,453)	$1,682,145	$(1,474,712)
Accrual of dividends on Series B convertible preferred stock	–	(464)	(156)	(921)
Accrual of dividends on Series C convertible preferred stock	–	(7,437)	(2,397)	(14,875)
Accrual of dividends on Series D convertible preferred stock	–	(5,032)	(1,621)	(10,063)

Basic net income (loss) attributable to common stockholders	569,570	(824,386)	1,677,971	(1,500,571)

Diluted:
Accrual of dividends on Series B convertible preferred stock	–	– (1)	156	– (1)
Accrual of dividends on Series C convertible preferred stock	–	– (1)	2,397	– (1)
Accrual of dividends on Series D convertible preferred stock	–	– (1)	1,621	– (1)

Diluted net income (loss) attributable to common stockholders	$569,570	$(824,386)	$1,682,145	$(1,500,571)

(1)
Excluded from the calculation of diluted net loss attributable to common stockholders because the effect is anti-dilutive.

17. Segment Information

The Company provides Triple Play services in numerous countries worldwide, and related content (programming) and other media services in a growing number of international markets. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a generally accepted accounting principles ("GAAP") measure. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges, including retention bonuses, and impairment and restructuring charges. Adjusted EBITDA is the primary measure used by the Company's chief operating decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief operating decision makers, that Adjusted EBITDA provides investors a means to evaluate the financial results of the Company compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Adjusted EBITDA should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flow. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of the Company's subsidiaries' stock option and phantom stock option plans.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Europe:
Triple Play Distribution
The Netherlands	$103,075	$88,242	$197,322	$173,276
Austria	47,284	37,318	88,983	76,507
Belgium	6,041	5,376	11,749	11,003
Czech Republic	8,140	7,407	15,347	15,320
Norway	18,554	14,140	34,950	28,727
Hungary	26,392	20,032	50,915	39,144
France	23,035	21,230	45,430	40,319
Poland	18,480	20,207	37,714	39,170
Sweden	12,938	9,859	24,642	19,860
Germany	11,221	10,214	21,993	21,600
Other	9,440	6,786	17,142	13,447

Total Triple Play Distribution	284,600	240,811	546,187	478,373
DTH	6,647	21,073	12,971	41,083
Content	–	974	–	1,369
Other	10,136	(249)	18,940	2,638

Total Distribution	301,383	262,609	578,098	523,463
Priority Telecom	25,679	46,003	48,441	89,514
UPC Media	3,493	2,585	7,584	4,655
Corporate and other	–	1,051	108	1,885

Total Europe	330,555	312,248	634,231	619,517

Latin America:
Triple Play Distribution
Chile	46,954	41,997	89,647	82,689
Brazil	970	999	1,978	2,117
Other	923	458	1,703	1,016

Total Triple Play Distribution	48,847	43,454	93,328	85,822
Other	5	30	13	56

Total Latin America	48,852	43,484	93,341	85,878

Asia/Pacific:
Triple Play Distribution
Australia	–	40,813	–	83,198

Total Triple Play Distribution	–	40,813	–	83,198
Content	–	2,636	–	5,226
Other	(275)	69	–	176

Total Asia/Pacific	(275)	43,518	–	88,600

Corporate and other	600	–	1,200	–

Total consolidated revenue	$379,732	$399,250	$728,772	$793,995

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Europe:
Triple Play Distribution
The Netherlands	$28,484	$6,800	$53,625	$15,482
Austria	18,674	10,369	32,905	21,289
Belgium	2,239	792	4,206	1,786
Czech Republic	2,152	2,911	5,570	5,083
Norway	4,178	1,739	7,913	3,568
Hungary	11,863	7,479	22,420	14,682
France	(3,286)	(3,878)	(5,226)	(9,815)
Poland	4,525	1,525	7,711	187
Sweden	4,988	2,363	8,755	3,333
Germany	5,276	6,810	11,006	12,377
Other	3,304	1,972	5,902	4,296

Total Triple Play Distribution	82,397	38,882	154,787	72,268
DTH	230	(1,860)	690	(6,951)
Content	–	(9,112)	–	(20,332)
Other	5,402	4,097	9,625	4,525

Total Distribution	88,029	32,007	165,102	49,510
Priority Telecom	(1,441)	(22,821)	(5,542)	(42,323)
UPC Media	(235)	(28,946)	(5,125)	(61,715)
Corporate and other	(23,300)	(26,850)	(42,412)	(47,207)

Total Europe	63,053	(46,610)	112,023	(101,735)

Latin America:
Triple Play Distribution
Chile	11,969	6,500	19,956	12,164
Brazil	(89)	(77)	(219)	(223)
Other	(328)	(348)	(795)	(483)

Total Triple Play Distribution	11,552	6,075	18,942	11,458
Other	(798)	(2,518)	(1,548)	(3,552)

Total Latin America	10,754	3,557	17,394	7,906

Asia/Pacific:
Triple Play Distribution
Australia	–	(10,401)	–	(19,977)
Other	–	–	–	–

Total Triple Play Distribution	–	(10,401)	–	(19,977)
Content	–	(2,438)	–	(3,974)
Other	(320)	(346)	(170)	(787)

Total Asia/Pacific	(320)	(13,185)	(170)	(24,738)

Corporate and other	(3,115)	(3,529)	(4,171)	(12,290)

Total consolidated Adjusted EBITDA	$70,372	$(59,767)	$125,076	$(130,857)

Consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Operating loss	$(130,166)	$(592,841)	$(252,813)	$(938,267)
Depreciation and amortization	172,453	277,132	337,637	548,246
Stock-based compensation (1)	8,648	(6,090)	17,357	(2,868)
Impairment and restructuring charges	19,437	262,032	22,895	262,032

Consolidated Adjusted EBITDA	$70,372	$(59,767)	$125,076	$(130,857)

(1)
Stock-based compensation for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 includes charges associated with fixed, or non-cash, stock option plans totaling $9.9 million, $7.6 million, $18.6 million and $17.8 million, respectively, and includes charges (credits) associated with phantom, or cash-based, stock option plans totaling $(1.3) million, $(13.7) million, $(1.2) million and $(20.7) million, respectively.

Triple Play Distribution Revenue

	Three Months Ended June 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$60,847	$14,099	$28,129	$103,075
Austria	20,756	11,005	15,523	47,284
Belgium	3,669	–	2,372	6,041
Czech Republic	7,006	185	949	8,140
Norway	13,027	2,339	3,188	18,554
Hungary	18,107	6,265	2,020	26,392
France	14,762	6,415	1,858	23,035
Poland	17,515	–	965	18,480
Sweden	8,840	–	4,098	12,938
Germany	11,122	12	87	11,221
Other	7,968	–	1,472	9,440

Total Europe	183,619	40,320	60,661	284,600

Latin America:
Chile	28,552	15,652	2,750	46,954
Brazil	970	–	–	970
Other	833	–	90	923

Total Latin America	30,355	15,652	2,840	48,847

Total consolidated Triple Play Distribution revenue	$213,974	$55,972	$63,501	$333,447

	Six Months Ended June 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$118,553	$25,536	$53,233	$197,322
Austria	39,805	20,033	29,145	88,983
Belgium	7,143	–	4,606	11,749
Czech Republic	13,377	369	1,601	15,347
Norway	24,666	4,250	6,034	34,950
Hungary	35,168	12,110	3,637	50,915
France	28,957	12,405	4,068	45,430
Poland	35,872	–	1,842	37,714
Sweden	16,950	–	7,692	24,642
Germany	21,842	23	128	21,993
Other	15,825	–	1,317	17,142

Total Europe	358,158	74,726	113,303	546,187

Latin America:
Chile	55,013	29,945	4,689	89,647
Brazil	1,978	–	–	1,978
Other	1,540	–	163	1,703

Total Latin America	58,531	29,945	4,852	93,328

Total consolidated Triple Play Distribution revenue	$416,689	$104,671	$118,155	$639,515

Triple Play Distribution Revenue

	Three Months Ended June 30, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$55,272	$15,602	$17,368	$88,242
Austria	18,370	8,345	10,603	37,318
Belgium	3,352	–	2,024	5,376
Czech Republic	6,959	183	265	7,407
Norway	10,813	1,405	1,922	14,140
Hungary	13,486	5,863	683	20,032
France	13,989	5,464	1,777	21,230
Poland	19,880	–	327	20,207
Sweden	7,575	–	2,284	9,859
Germany	10,196	9	9	10,214
Other	6,786	–	–	6,786

Total Europe	166,678	36,871	37,262	240,811

Latin America:
Chile	27,543	13,060	1,394	41,997
Brazil	999	–	–	999
Other	458	–	–	458

Total Latin America	29,000	13,060	1,394	43,454

Asia/Pacific:
Australia	37,469	751	2,593	40,813
Other	–	–	–	–

Total Asia/Pacific	37,469	751	2,593	40,813

Total consolidated Triple Play Distribution revenue	$233,147	$50,682	$41,249	$325,078

	Six Months Ended June 30, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$113,318	$28,671	$31,287	$173,276
Austria	37,578	18,129	20,800	76,507
Belgium	6,949	–	4,054	11,003
Czech Republic	14,477	381	462	15,320
Norway	22,194	2,929	3,604	28,727
Hungary	26,813	11,209	1,122	39,144
France	27,703	9,504	3,112	40,319
Poland	38,638	–	532	39,170
Sweden	15,351	–	4,509	19,860
Germany	21,558	19	23	21,600
Other	13,447	–	–	13,447

Total Europe	338,026	70,842	69,505	478,373

Latin America:
Chile	55,598	24,773	2,318	82,689
Brazil	2,117	–	–	2,117
Other	1,016	–	–	1,016

Total Latin America	58,731	24,773	2,318	85,822

Asia/Pacific:
Australia	75,948	1,624	5,626	83,198
Other	–	–	–	–

Total Asia/Pacific	75,948	1,624	5,626	83,198

Total consolidated Triple Play Distribution revenue	$472,705	$97,239	$77,449	$647,393

Revenue by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Europe:
The Netherlands	$133,939	$106,293	$254,527	$213,248
Austria	50,146	41,438	95,241	83,449
Belgium	6,041	5,449	11,750	11,623
Czech Republic	11,148	10,014	21,005	19,953
Norway	22,721	17,156	42,834	34,005
Hungary	30,034	23,492	58,036	45,723
France	23,153	22,559	45,746	42,656
Poland	19,918	37,530	40,357	73,088
Sweden	13,158	10,164	25,119	20,291
Germany	11,897	13,004	22,850	26,241
Other	8,400	25,149	16,766	49,240

Total Europe	330,555	312,248	634,231	619,517

Latin America:
Chile	46,954	41,997	89,647	82,689
Brazil	970	999	1,978	2,117
Other	928	488	1,716	1,072

Total Latin America	48,852	43,484	93,341	85,878

Asia/Pacific:
Australia	–	43,518	–	88,600
Other	(275)	–	–

Total Asia/Pacific	(275)	43,518	–	88,600

Corporate and other	600	–	1,200	–

Total consolidated revenue	$379,732	$399,250	728,772	793,995

Total Assets

	June 30, 2002	December 31, 2001
	(In thousands)
Europe:
The Netherlands	$3,828,442	$4,151,306
Poland	619,435	689,208
Germany	168,185	144,517
France	810,193	765,964
Austria	444,695	410,534
Sweden	416,494	372,368
Hungary	383,245	351,825
Norway	309,153	302,006
Czech Republic	254,036	221,149
Belgium	46,617	43,158
Other	111,287	94,935

Total Europe	7,391,782	7,546,970

Latin America:
Chile	538,658	544,937
Brazil	16,394	20,055
Other	47,859	92,317

Total Latin America	602,911	657,309

Asia/Pacific:
Australia	–	221,796
New Zealand	–	–
Other	20,331	27,703

Total Asia/Pacific	20,331	249,499

Corporate and other	239,231	584,862

Total consolidated assets	$8,254,255	$9,038,640

18.  Impairment and Restructuring Charges

	Employee Severance and Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands)
Impairment and restructuring liability as of December 31, 2001	$33,565	$9,956	$91,207	$14,504	$149,232
Impairment and restructuring charges during 2002	3,458	–	–	19,437	22,895
Cash paid during 2002	(19,616)	(2,387)	(19,958)	(14,846)	(56,807)
Non-cash release of restructuring liability	(827)	(125)	(21,021)	–	(21,973)
Cumulative translation adjustment	3,984	1,051	9,635	2,949	17,619

Impairment and restructuring liability as of June 30, 2002	$20,564	$8,495	$59,863	$22,044	$110,966

Short-term portion of impairment and restructuring liability	$20,564	$1,714	$6,671	$20,560	$49,509
Long-term portion of impairment and restructuring liability (1)	—	6,781	53,192	1,484	61,457

Total	$20,564	$8,495	$59,863	$22,044	$110,966

(1)
The long-term portion of impairment and restructuring liability relates to costs that as a result of the terms of the original agreements will not be paid within one year.

UPC implemented a restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. UPC also incurred certain restructuring charges during the three and six months ended June 30, 2002 related to employee severance and termination costs. These costs included salaries, benefits, outplacement and other costs related to employee terminations. The total workforce reduction was effected through a combination of involuntary terminations and a reorganization of operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge. In addition to the reduction of employee positions, UPC's restructuring plan included reductions in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs and other related costs.

The following table summarizes the number of employees scheduled for termination in connection with UPC's restructuring (by division and by function):

	Number of Employees Scheduled for Termination as of
	June 30, 2002	December 31, 2001
Division:
UPC Distribution	243	873
Priority Telecom	4	23
UPC Media	13	86
Corporate	2	4

Total	262	986

Function:
Programming	–	1
Network Operations	155	498
Customer Operations	29	112
Customer Care	50	92
Billing and Collection	–	4
Customer Acquisition and Marketing	7	164
Administration	21	115

Total	262	986

19.  Extraordinary Gain on Early Retirement of Debt

        As part of United's recapitalization, United purchased certain debt securities of its subsidiaries at fair value, including the UPC Bonds, Belmarken Notes and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. For consolidated financial reporting purposes United recognized an extraordinary gain of approximately $1.647 billion (net of deferred income tax) from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over its cost (see Note 2).

In January 2002, UPC recognized a gain of approximately $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

In June 2002, UPC recognized a gain of approximately $342.3 million from the delivery by certain banks of approximately $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of certain interest rate/cross currency derivative contracts between the banks and UPC (see Note 12).

20.  Related Party Transactions

Notes Receivable, Related Parties

	June 30, 2002	December 31, 2001
	(In thousands)
Liberty	$–	$302,708
Telecable	8,190	7,952
Other	–	244

Total	$8,190	$310,904

The Company executed certain promissory notes with Liberty, which were assumed by United on January 30, 2002 in connection with the merger transaction.

Related Party Receivables

Related party receivables (totaling approximately $32.4 million as of June 30, 2002) include expenses paid on behalf of affiliates as well as loans by UPC to certain employees for the exercise of the employees' stock options, taxes on options exercised, or both. These UPC loans totaling $3.7 million were fully reserved for as of December 31, 2001, and were subsequently waived as of May 28, 2002.

Other Notes Receivable

Notes receivable from officers and directors, totaling approximately $18.1 million are generally payable on demand and in any event no later than November 22, 2002, accrue interest at 90-day London Interbank Offer Rate ("LIBOR") plus 2.5% or 3.5%, as determined in accordance with the terms of each note, and are secured by certain stock options and shares owned by such individuals. Such amounts have been recorded as a reduction to stockholders' equity, as such transactions are accounted for as variable option awards based on the substance of such transactions.

Merger Transaction Loans

When UGC Holdings issued shares of its Series E preferred stock in connection with the merger transaction, the Principal Founders delivered full-recourse promissory notes to UGC Holdings in the aggregate amount of $3.0 million in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has been made by then. Such amounts have been reflected as a reduction of stockholders' equity, as such transactions are accounted for as variable option awards based on the substance of such transactions.

21.  Subsequent Events

Transfer of German shares

Until July 30, 2002 UPC had effective ownership of 51.0% of EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contribution of certain assets amounting to approximately €358.8 ($354.5) million. If UPC failed to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49.0% shareholders of UPC Germany could call for approximately 22.0% of the ownership interest in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received notice of the holders' notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the 49.0% shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former 49.0% shareholders owning the remaining 71.3%. UPC Germany will be governed by a newly agreed shareholders' agreement and will be deconsolidated by UPC effective August 1, 2002.

Tara Bankruptcy Filing

Our indirect subsidiary Tara, a broadcast channel that supplies Irish programming to the United Kingdom, filed for protection from its creditors under Irish law on March 1, 2002. The Court appointed an "Interim Examiner" and, after unsuccessfully negotiating with its creditors, the Interim Examiner recommended and the Court elected to place Tara into liquidation. The date expected for the liquidation to be finalized by the Irish Court is second quarter 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include and be identified by, among other things, statements concerning our and our subsidiaries' and affiliates' plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost and effectiveness of technological developments, competitive factors, subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint ventures. Certain of our subsidiaries and affiliates are in breach of covenants with respect to their indebtedness, have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and/or are planning to restructure their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceedings and the planned restructuring is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructuring. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based.

Merger Transaction/Reorganization

On May 14, 2002, Messrs. Gene W. Schneider, Mark L. Schneider, Albert M. Carollo, Sr. and Curtis W. Rochelle, or the "Principal Founders", transferred all of the shares of UGC Holdings common stock held by them to us in exchange for an aggregate of 600,000 shares of our Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and us. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, UGC Holdings is now our wholly-owned subsidiary, and we are entitled to elect the entire board of directors of UGC Holdings. This transaction was the final step in the recapitalization of UGC Holdings. We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interest. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings.

Principles of Consolidation

For the six months ended June 30, 2002 and 2001, we consolidated the results of operations from UPC, our systems in Australia (2001), Chile, Peru, Brazil (Fortaleza) and Uruguay. Systems that are not consolidated include our interests in certain systems in UPC, Brazil (Jundiai), Mexico, Australia (2002), New Zealand, the Philippines and China and our interests in companies that provide video content to the Spanish,

Australian and Latin American markets. We account for these unconsolidated systems using the equity method of accounting.

Risks, Uncertainties and Liquidity

The report of our previous independent public accountant, Arthur Andersen LLP, on our consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, "...the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern." As of June 30, 2002, we believe our corporate level working capital is sufficient to fund our corporate level commitments over the next year. For further discussion see "Liquidity and Capital Resources" included elsewhere herein.

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

Despite the regulatory and economic factors discussed above, we believe that there is and will continue to be significant growth in the demand for Internet access, voice and video services in the residential and business marketplace. The increase in computing power, number of computers accessing the Internet, and connection speeds of computers are driving tremendous increases in communications uses for the Internet and data services. Prices for mobile and long distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. However, the business marketplace for communications products is highly competitive. The number and size of customers, the geographic scope and product platform preferences of our target customer base dictates the competition we face. The market for wireless mobile and data communications services and product sales is highly competitive on a national and international basis. The level of competition intensifies, while the number of qualified competitors diminishes as the level of technological and design expertise rises and product distribution rights narrow.

Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set, program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises, other operators who build and operate communications systems in the same communities that we serve, interactive online computer services, and home video products. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service, and a greater variety of video programming.

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

Critical Accounting Policies

Recoverability of Intangible Assets

We adopted SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. SFAS 142 requires a two-step process to determine whether goodwill is impaired. Under step one, the fair value of each of our reporting units is compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. As of June 30, 2002, the first step of the goodwill impairment test under SFAS 142 was completed, and the carrying value of certain reporting units exceeded the fair value. We are currently performing the second step of the test under SFAS 142 to quantify how much of the total goodwill will be impaired. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. The determination of the potential impairment adjustment will be completed by the end of 2002. As of June 30, 2002, net goodwill of approximately $3.0 billion is included in the accompanying consolidated balance sheet.

Summary Operating Data

Grand Total Triple Play Revenue Generating Units ("RGUs")

June 30, 2002
Grand Total Aggregate RGUs	13,019,600

Grand Total Consolidated RGUs (1)	9,250,100

Grand Total Proportionate RGUs (2)	5,968,800

Operating System Data – Video

	June 30, 2002
	United Ownership	System Ownership	Homes in Service Area	Homes Passed by Network	Two-way Homes Passed(3)	Analog Cable Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,695,600	2,563,200	2,285,000	2,335,500	61,300	–	2,396,800
Germany (4)	13.3-27.1%	25.0-51.0%	2,765,800	2,667,700	471,500	1,882,600	12,100	–	1,894,700
Poland	13.3-53.1%	25.0-100.0%	1,865,200	1,865,200	184,600	998,000	–	585,500	1,583,500
Hungary	52.5-53.1%	98.9-100.0%	1,001,100	952,800	481,800	668,500	–	60,800	729,300
Austria	50.4%	95.0%	1,081,400	923,300	920,100	497,200	13,100	–	510,300
Israel (5)	24.7%	46.6%	670,300	667,400	425,000	403,000	180,200	–	583,200
Czech Republic	53.0-53.1%	99.9-100.0%	912,900	681,400	238,300	305,600	–	43,200	348,800
France	48.9%	92.0%	2,656,600	1,335,700	640,600	455,700	9,600	–	465,300
Norway	53.1%	100.0%	529,000	479,900	169,500	333,900	31,200	–	365,100
Slovak Republic	53.1%	100.0%	517,800	377,900	17,300	299,000	–	9,600	308,600
Romania	27.1-53.1%	51.0-100.0%	659,600	458,400	–	322,200	–	–	322,200
Sweden	53.1%	100.0%	770,000	421,600	253,500	269,100	10,400	–	279,500
Belgium	53.1%	100.0%	530,000	152,600	152,600	127,600	–	–	127,600
Malta	26.6%	50.0%	186,100	186,100	82,100	92,800	–	–	92,800

Total			16,841,400	13,733,200	6,321,900	8,990,700	317,900	699,100	10,007,700

Latin America:
Chile	100.0%	100.0%	2,350,000	1,690,500	922,100	448,000	–	8,500	456,500
Mexico	90.3%	90.3%	395,300	290,500	118,800	78,800	–	–	78,800
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	15,800	–	–	15,800
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	390,000	–	8,600	8,500	–	17,100
Peru	100.0%	100.0%	140,000	65,700	22,100	11,600	–	–	11,600

Total			3,418,500	2,504,600	1,063,000	562,800	8,500	8,500	579,800

Asia/Pacific:
Australia	55.8%	100.0%	2,085,000	2,083,100	–	41,600	–	375,600	417,200
Philippines	19.6%	49.0%	600,000	585,900	29,500	165,300	–	–	165,300
New Zealand	23.2%	41.6%	179,100	152,900	152,900	31,400	–	–	31,400

Total			2,864,100	2,821,900	182,400	238,300	–	375,600	613,900

Aggregate Video			23,124,000	19,059,700	7,567,300	9,791,800	326,400	1,083,200	11,201,400

Consolidated Video (1)			16,955,400	13,060,900	6,309,100	7,662,200	134,100	122,100	7,918,400

Proportionate Video (2)			12,217,800	9,752,700	4,070,700	4,536,700	120,700	356,100	5,013,500

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
(4)
Includes 326,000 subscribers in The Netherlands. PrimaCom statistics are as of March 31, 2002.
(5)
Israel statistics are as of March 31, 2002.

Operating System Data – Voice

	June 30, 2002
				Subscribers		Lines
	United Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.1%	100.0%	1,539,100	175,900	–	214,900	–
Austria	50.4%	95.0%	899,700	143,800	–	145,000	–
Hungary	52.5-53.1%	98.9-100.0%	84,900	65,400	–	71,500	–
France	48.9%	92.0%	640,600	56,400	–	58,200	–
Norway	53.1%	100.0%	127,200	20,000	–	22,100	–
Czech Republic	53.0-53.1%	99.9-100.0%	17,700	3,200	–	3,200	–
Germany	27.1%	51.0%	1,300	100	–	100	–
Priority Telecom (3)	42.0%	79.1%	7,900	7,900	–	7,900	–

Total			3,318,400	472,700	–	522,900	–

VTR:
Chile	100.0%	100.0%	922,100	206,400	2,500	231,100	4,200

Austar United:
New Zealand (4)	23.2%	41.6%	152,900	172,200	43,600	55,300	67,800
Australia	55.8%	100.0%	–	19,000	–	19,000	–

Total			152,900	191,200	43,600	74,300	67,800

Aggregate Voice			4,393,400	870,300	46,100	828,300	72,000

Consolidated Voice (1)			4,240,500	679,100	2,500	754,000	4,200

Proportionate Voice (2)			2,667,400	500,800	12,600	524,800	19,900

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.
(3)
Priority Telecom statistics are as of March 31, 2002.
(4)
Subscribers include the provision for long distance services.

Operating System Data – Internet

	June 30, 2002
	United Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,285,000	274,300
Austria	50.4%	95.0%	920,100	157,800
Sweden	53.1%	100.0%	253,500	52,600
Germany	13.3-27.1%	25.0-51.0%	471,500	41,000
Norway	53.1%	100.0%	169,500	26,300
Belgium	53.1%	100.0%	152,600	22,300
France	48.9%	92.0%	640,600	19,700
Hungary	52.5-53.1%	98.9-100.0%	384,800	19,200
Czech Republic	53.0-53.1%	99.9-100.0%	238,300	10,000
Poland	53.1%	100.0%	184,600	10,700
Malta	26.6%	50.0%	82,100	8,500
chello broadband subscribers outside of UPC's network	53.1%	100.0%	10,600	10,600

Total			5,793,200	653,000

Latin America:
Chile	100.0%	100.0%	901,300	43,000
Mexico	90.3%	90.3%	118,800	3,200
Uruguay	100.0%	100.0%	5,200	400
Peru	100.0%	100.0%	22,100	1,300

Total			1,047,400	47,900

Austar United:
Australia	55.8%	100.0%	–	74,400
New Zealand	23.2%	41.6%	152,900	126,500

Total			152,900	200,900

Aggregate Internet			6,993,500	901,800

Consolidated Internet (1)			6,189,800	650,100

Proportionate Internet (2)			3,889,000	441,900

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	June 30, 2002
	United Ownership	System Ownership	Subscribers
UPC:
UPCtv	53.1%	100.0%	11,468,000
Spain/Portugal	26.6%	50.0%	9,326,000
MTV Joint Venture	26.6%	50.0%	3,116,000

Total			23,910,000

MGM Networks LA:
Latin America	50.0%	50.0%	14,927,500

Austar United:
Australia	27.9%	50.0%	7,041,600

Aggregate Content			45,879,100

Consolidated Content (1)			11,468,000

Proportionate Content (2)			18,821,300

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Grand Total Triple Play RGUs

June 30, 2001
Grand Total Aggregate RGUs	12,013,900

Grand Total Consolidated RGUs (1)	9,753,000

Grand Total Proportionate RGUs (2)	5,870,200

Operating System Data – Video

	June 30, 2001
	United Ownership	System Ownership	Homes in Service Area	Homes Passed by Network	Two-way Homes Passed (3)	Analog Cable Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.3%	100.0%	2,628,300	2,512,200	2,086,200	2,328,400	33,500	–	2,361,900
Germany (4)	13.3-27.2%	25.0-51.0%	2,636,500	2,636,500	422,000	1,893,800	6,000	–	1,899,800
Poland	53.3%	100.0%	1,950,000	1,851,800	181,000	1,022,800	–	385,800	1,408,600
Hungary	52.7-53.3%	98.9-100.0%	1,001,100	900,400	315,500	643,800	–	45,600	689,400
Austria	50.6%	95.0%	1,081,400	922,700	919,400	493,000	–	–	493,000
Israel	24.8%	46.6%	660,000	652,100	405,000	434,300	–	–	434,300
Czech Republic	53.3%	100.0%	913,000	786,400	179,300	362,400	–	41,300	403,700
France	49.0%	92.0%	2,653,200	1,267,900	485,400	417,600	8,600	–	426,200
Norway	53.3%	100.0%	529,000	475,400	150,200	331,500	–	–	331,500
Slovak Republic	50.6-53.3%	95.0-100.0%	517,800	371,700	17,300	312,800	–	13,600	326,400
Romania	27.2-37.3%	51.0-70.0%	648,500	450,700	–	288,800	–	–	288,800
Sweden	53.3%	100.0%	770,000	421,600	241,700	258,600	–	–	258,600
Belgium	53.3%	100.0%	530,000	152,100	152,100	123,600	–	–	123,600
Malta	26.7%	50.0%	184,500	181,000	35,000	86,200	–	–	86,200

Total			16,703,300	13,582,500	5,590,100	8,997,600	48,100	486,300	9,532,000

Latin America:
Chile	100.0%	100.0%	2,350,000	1,625,300	794,600	429,300	–	9,100	438,400
Mexico	90.3%	90.3%	395,300	264,900	66,500	74,300	–	–	74,300
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	17,300	–	–	17,300
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	306,000	–	15,900	–	–	15,900
Peru	100.0%	100.0%	140,000	64,300	–	7,900	–	–	7,900

Total			3,418,500	2,328,400	861,100	544,700	–	9,100	553,800

Asia/Pacific:
Australia	81.3%	100.0%	2,085,000	2,083,100	–	57,800	–	374,400	432,200
Philippines	19.6%	49.0%	600,000	517,500	29,500	184,400	–	–	184,400
New Zealand	40.7%	50.0%	146,900	115,000	115,000	24,800	–	–	24,800

Total			2,831,900	2,715,600	144,500	267,000	–	374,400	641,400

Aggregate Video			22,953,700	18,626,500	6,595,700	9,809,300	48,100	869,800	10,727,200

Consolidated Video (1)			18,972,500	14,903,800	5,526,700	7,683,100	42,100	869,800	8,595,000

Proportionate Video (2)			12,674,400	10,005,500	3,548,700	4,515,900	22,900	572,600	5,111,400

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
(4)
Includes 296,500 subscribers in The Netherlands.

Operating System Data – Voice

	June 30, 2001
				Subscribers		Lines
	United Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.3%	100.0%	1,410,300	154,200	–	192,500	–
Austria	50.6%	95.0%	899,000	122,600	–	123,700	–
Hungary	52.7-53.3%	98.9-100.0%	84,900	68,100	–	73,400	–
France	49.0%	92.0%	485,400	55,000	–	57,500	–
Norway	53.3%	100.0%	117,600	17,500	–	19,000	–
Czech Republic	53.3%	100.0%	17,700	3,500	–	3,500	–
Germany	27.2%	51.0%	1,300	100	–	100	–
Priority Telecom	53.3%	100.0%	6,700	6,700	–	6,700	–

Total			3,022,900	427,700	–	476,400	–

VTR:
Chile	100.0%	100.0%	794,600	155,700	1,500	173,000	3,100

Austar United:
New Zealand	40.7%	50.0%	115,000	37,900	1,700	44,300	5,500
Australia	81.3%	100.0%	–	8,600	–	8,600	–

Total			115,000	46,500	1,700	52,900	5,500

Aggregate Voice			3,932,500	629,900	3,200	702,300	8,600

Consolidated Voice (1)			3,817,500	592,000	1,500	658,000	3,100

Proportionate Voice (2)			2,407,600	400,500	2,200	446,100	5,300

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Internet

	June 30, 2001
	United Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.3%	100.0%	2,080,900	208,500
Austria	50.6%	95.0%	919,400	122,300
Sweden	53.3%	100.0%	241,700	40,400
Germany	13.3-27.2%	25.0-51.0%	422,000	24,400
Norway	53.3%	100.0%	150,200	20,500
Belgium	53.3%	100.0%	152,100	18,800
France	49.0%	92.0%	485,400	18,500
Hungary	52.7-53.3%	98.9-100.0%	241,400	7,800
Czech Republic	53.3%	100.0%	114,700	3,300
Poland	53.3%	100.0%	181,000	4,600
Malta	26.7%	50.0%	35,000	4,900
chello broadband subscribers outside of UPC's network	53.3%	100.0%	23,500	23,500

Total			5,047,300	497,500

Latin America:
Chile	100.0%	100.0%	568,100	16,800
Mexico	90.3%	90.3%	66,500	700

Total			634,600	17,500

Austar United:
Australia	81.3%	100.0%	–	79,400
New Zealand	40.7%	50.0%	115,000	59,200

Total			115,000	138,600

Aggregate Internet			5,796,900	653,600

Consolidated Internet (1)			5,162,400	564,500

Proportionate Internet (2)			3,142,300	356,100

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	June 30, 2001
	United Ownership	System Ownership	Subscribers
UPC:
UPCtv	53.3%	100.0%	9,264,000
Spain/Portugal	26.7%	50.0%	7,459,000
Ireland	42.6%	80.0%	5,499,000
MTV JV	26.7%	50.0%	3,104,000
Poland	53.3%	100.0%	1,064,000
Hungary	53.3%	100.0%	10,000
Czech Republic	53.3%	100.0%	13,000
Slovak Republic	53.3%	100.0%	2,000

Total			26,415,000

MGM Networks LA:
Latin America	50.0%	50.0%	13,587,800

Austar United:
Australia	40.7%	50.0%	6,972,800

Aggregate Content			46,975,600

Consolidated Content (1)			15,852,000

Proportionate Content (2)			20,306,200

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$330,555	$312,248	$634,231	$619,517
VTR	46,954	41,997	89,647	82,689
Austar United (1)	–	43,518	–	88,600
Other Latin America	1,898	1,487	3,694	3,189
Other	325	–	1,200	–

Consolidated revenue	$379,732	$399,250	$728,772	$793,995

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Revenue decreased $19.5 million, or 4.9%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and decreased $65.2 million, or 8.2%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to the deconsolidation of Austar United, offset by increases in RGUs and average monthly revenue per subscriber at UPC and VTR, the details of which are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(In thousands)
UPC revenue:
Triple Play Distribution		$284,600		$240,811		$546,187		$478,373
DTH		6,647		21,073		12,971		41,083
Content		–		974		–		1,369
Other		10,136		(249)		18,940		2,638

Total Distribution		301,383		262,609		578,098		523,463

Priority Telecom		25,679		46,003		48,441		89,514
UPC Media		3,493		2,585		7,584		4,655
Other		–		1,051		108		1,885

Consolidated UPC revenue		$330,555		$312,248		$634,231		$619,517

Consolidated UPC revenue in euros		€358,917		€357,493		€705,229		€690,941

VTR revenue:
Triple Play Distribution		$46,954		$41,997		$89,647		$82,689

Consolidated VTR revenue		$46,954		$41,997		$89,647		$82,689

Consolidated VTR revenue in Chilean pesos		CP30,967,044		CP25,470,051		CP59,556,759		CP48,830,864

Austar United revenue (1):
Triple Play Distribution		$–		$40,813		$–		$83,198
Content		–		2,636		–		5,226
Other		–		69		–		176

Consolidated Austar United revenue		$–		$43,518		$–		$88,600

Consolidated Austar United revenue in A$	A$	–	A$	84,806	A$	–	A$	170,134

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Revenue for UPC in U.S. dollars increased $18.4 million, or 5.9%, from $312.2 million for the three months ended June 30, 2001 to $330.6 million for the three months ended June 30, 2002. Revenue for UPC in U.S. dollars increased $14.7 million, or 2.4%, from $619.5 million for the six months ended June 30, 2001 to $634.2 million for the six months ended June 30, 2002. On a functional currency basis, UPC's revenue increased €1.4 million, or 0.4%, from €357.5 million for the three months ended June 30, 2001 to €358.9 million for the three months ended June 30, 2002 and increased €14.3 million, or 2.1%, from €690.9 million for the six months ended June 30, 2001 to €705.2 million for the six months ended June 30, 2002, primarily due to an increase in Triple Play Distribution revenue of €33.3 million and €73.8 million for the three and six months ended June 30, 2002, respectively, offset by decreases in revenue from DTH and Priority Telecom. Consolidated Triple Play Distribution RGU's increased from an average of approximately 8,053,200 for the six months ended June 30, 2001, to an average of approximately 8,437,000 for the six months ended June 30, 2002. In addition, the average monthly revenue per Triple Play subscriber (excluding Germany and including DTH) increased from €12.16 for the three months ended June 30, 2001 to €13.29 for the three months ended June 30, 2002. Video revenue accounted for €8.5 million and €21.6 million of the Triple Play Distribution revenue increase for the three and six months ended June 30, 2002, respectively, representing an increase of 4.5% and 5.7%, respectively, in video revenue compared to the prior periods, primarily due to an increase in the number of consolidated video subscribers from an average of approximately 7,262,400 subscribers for the six months ended June 30, 2001, to an average of approximately 7,414,100 subscribers for the six months ended June 30, 2002. Voice revenue accounted for €1.6 million and €3.9 million of the Triple Play Distribution revenue increase for the three and six months ended June 30, 2002, respectively, representing an increase of 3.7% and 5.0%, respectively, in voice revenue compared to the prior periods, primarily due to telephone subscriber growth (consolidated average of approximately 461,400 subscribers for the six months ended June 30, 2002, compared to a consolidated average of approximately 391,700 subscribers for the six months ended June 30, 2001). Internet revenue accounted for €23.2 million and €48.3 million of the Triple Play Distribution revenue increase for the three and six months ended June 30, 2002, respectively, representing an increase of 54.4% and 62.1%, respectively, in Internet revenue compared to the prior periods, primarily due to Internet subscriber growth (consolidated average of approximately 561,500 subscribers for the six months ended June 30, 2002, compared to a consolidated average of approximately 399,100 subscribers for the six months ended June 30, 2001). DTH revenue decreased €16.9 million and €31.4 million, respectively, from the same periods in the prior year due to the deconsolidation of UPC's DTH operations in Poland upon the merger with Canal+ Group effective December 7, 2001. Revenue from Priority Telecom decreased €24.8 million and €46.0 million for the three and six months ended June 30, 2002, respectively, compared to the same period in the prior year due to the closure of its international wholesale business and, to a lesser extent, the closure of operations in non-core countries. UPC no longer has any content revenue due to the closure of the sports channels in the central European region.

Revenue for VTR in U.S. dollars increased $5.0 million, or 11.9%, from $42.0 million for the three months ended June 30, 2001 to $47.0 million for the three months ended June 30, 2002. Revenue for VTR in U.S. dollars increased $6.9 million, or 8.3%, from $82.7 million for the six months ended June 30, 2001 to $89.6 million for the six months ended June 30, 2002. On a functional currency basis, VTR's revenue increased CP5.5 billion, or 21.6%, from CP25.5 billion for the three months ended June 30, 2001 to CP31.0 billion for the three months ended June 30, 2002. On a functional currency basis, VTR's revenue increased CP10.8 billion, or 22.1%, from CP48.8 billion for the six months ended June 30, 2001 to CP59.6 billion for the six months ended June 30, 2002. Voice revenue accounted for CP2.4 billion and CP5.2 billion of this increase for the three and six months ended June 30, 2002, respectively, representing an increase of 30.3% and 35.7%, respectively, in telephone revenue compared to the prior periods, primarily due to telephone subscriber growth (average of approximately 196,200 subscribers for the six months ended June 30, 2002, compared to an average of approximately 138,900 subscribers for the six months ended June 30, 2001), offset by lower average monthly revenue per telephone subscriber from CP15,985 ($26.35) and CP15,742 ($26.67) for the three and six months ended June 30, 2001, respectively, to CP15,020 ($22.78) and CP15,006 ($22.59) for the three and six months ended June 30, 2002, respectively, due to reduction of outgoing traffic because of a general contraction in the market. Video revenue accounted for CP2.1 billion and CP3.8 billion of the total revenue increase for the three and six months ended June 30, 2002, respectively, representing an increase of 12.7% and 11.4%, respectively, in video revenue compared to the prior periods primarily due to an increase in the number of video subscribers from an average of approximately 430,000 subscribers for the six months ended June 30, 2001, to an average of approximately 450,300 subscribers for the six months ended June 30, 2002, as well as an increase in the average monthly revenue per video subscriber from CP12,869 ($21.23) and CP12,751 ($21.62) for the three and six months ended June 30, 2001, respectively, to CP13,912 ($21.10) and CP13,579 ($20.44) for the three and six months ended June 30, 2002, respectively. Internet revenue accounted for CP1.0 billion and CP1.7 billion of the total revenue increase for the three and six months ended June 30, 2002, respectively, representing an increase of 114.7% and 126.2%, respectively, in Internet revenue compared to the prior periods, primarily due to Internet subscriber growth (average of approximately 32,700 subscribers for the six months ended June 30, 2002, compared to an average of approximately 12,300 subscribers for the six months ended June 30, 2001).

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(175,624)	$(218,121)	$(340,506)	$(452,195)
VTR	(18,984)	(18,709)	(37,437)	(36,701)
Austar United (1)	–	(42,148)	–	(89,654)
Other	(1,525)	(1,395)	(3,106)	(2,770)

Total Operating Expenses	$(196,133)	$(280,373)	$(381,049)	$(581,320)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Operating expenses decreased $84.2 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and decreased $200.3 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to cost cutting, cost control, the deconsolidation of Austar United, the closure of our international wholesale voice and data business in Europe, the deconsolidation of Poland DTH and the closure of the sports channels in the central European region.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(102,355)	$(132,591)	$(200,690)	$(261,888)
VTR	(15,221)	(17,213)	(31,770)	(35,929)
Austar United (1)	–	(15,550)	–	(26,674)
Other	(4,299)	(7,200)	(7,544)	(16,173)

Total Selling, General and Administrative Expenses	$(121,875)	$(172,554)	$(240,004)	$(340,664)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Selling, general and administrative expenses decreased $50.7 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and decreased $100.7 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to departmental cost controls offset by an increase in stock-based compensation expense of $14.7 million and $20.2 million for the three and six months ended June 30, 2002, respectively.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$62,154	$(47,487)	$110,230	$(102,771)
VTR	11,219	5,750	18,456	10,664
Austar United (1)	–	(13,660)	–	(25,742)
Corporate and other	(3,115)	(3,529)	(4,171)	(12,290)
Eliminations and other	114	(841)	561	(718)

Consolidated Adjusted EBITDA	$70,372	$(59,767)	$125,076	$(130,857)

Consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Operating loss	$(130,166)	$(592,841)	$(252,813)	$(938,267)
Depreciation and amortization	172,453	277,132	337,637	548,246
Stock-based compensation (2)	8,648	(6,090)	17,357	(2,868)
Impairment and restructuring charges	19,437	262,032	22,895	262,032

Consolidated Adjusted EBITDA	$70,372	$(59,767)	$125,076	$(130,857)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.
(2)
Stock-based compensation for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 includes charges associated with fixed, or non-cash, stock option plans totaling $9.9 million, $7.6 million, $18.6 million and $17.8 million, respectively, and includes charges (credits) associated with phantom, or cash-based, stock option plans totaling $(1.3) million, $(13.7) million, $(1.2) million and $(20.7) million, respectively.

Adjusted EBITDA increased $130.1 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and increased $255.9 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, the details of which are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(In thousands)
UPC Adjusted EBITDA:
Triple Play Distribution		$82,397		$38,882		$154,787		$72,268
DTH		230		(1,860)		690		(6,951)
Content		–		(9,112)		–		(20,332)
Other		5,402		4,097		9,625		4,525

Total Distribution		88,029		32,007		165,102		49,510
Priority Telecom		(1,441)		(22,821)		(5,542)		(42,323)
UPC Media		(235)		(28,946)		(5,125)		(61,715)
Corporate and other		(24,199)		(27,727)		(44,205)		(48,243)

Consolidated UPC Adjusted EBITDA		$62,154		$(47,487)		$110,230		$(102,771)

Consolidated UPC Adjusted EBITDA in euros		€67,494		€(54,368)		€122,308		€(115,176)

VTR Adjusted EBITDA:
Triple Play Distribution		$11,969		$6,500		$19,956		$12,164
Management fees and other		(750)		(750)		(1,500)		(1,500)

Consolidated VTR Adjusted EBITDA		$11,219		$5,750		$18,456		$10,664

Consolidated VTR Adjusted EBITDA in Chilean pesos	CP	7,399,329	CP	3,488,869	CP	12,252,826	CP	6,307,467

Austar United Adjusted EBITDA (1):
Triple Play Distribution		$–		$(10,401)		$–		$(19,977)
Content		–		(2,438)		–		(3,974)
Management fees and other		–		(821)		–		(1,791)

Consolidated Austar United Adjusted EBITDA		$–		$(13,660)		$–		$(25,742)

Consolidated Austar United Adjusted EBITDA in A$	A$	–	A$	(26,622)	A$	–	A$	(49,489)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Adjusted EBITDA for UPC in U.S. dollars increased $109.7 million, from negative $47.5 million for the three months ended June 30, 2001 to positive $62.2 million for the three months ended June 30, 2002. Adjusted EBITDA for UPC in U.S. dollars increased $213.0 million, from negative $102.8 million for the six months ended June 30, 2001 to positive $110.2 million for the six months ended June 30, 2002. On a functional currency basis, UPC's Adjusted EBITDA increased €121.9 million from negative €54.4 million for the three months ended June 30, 2001 to positive €67.5 million for the three months ended June 30, 2002 and increased €237.5 million from negative €115.2 million for the six months ended June 30, 2001 to positive €122.3 million for the six months ended June 30, 2002. UPC Distribution accounted for €58.8 million and €127.7 million of this increase for the three and six months ended June 30, 2002, respectively, primarily due to cost cutting and cost control, improvements in processes and systems and organizational rationalization, improved gross margins brought about by continued negotiations with major vendors, successfully driving higher service penetration in existing customers and continuing to achieve increased average revenue per unit. UPC Media's Adjusted EBITDA increased €33.5 million and €63.5 million for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001, respectively, primarily due to continued focus on profitable revenue growth and cost reduction with the media division and the transfer of operating expenses associated with the provision of broadband Internet access services to UPC Distribution in December 2001. Compared to the prior periods, Priority Telecom's Adjusted EBITDA increased €24.8 million and €41.3 million, respectively, due to cost savings as a result of the closure of its international wholesale business.

Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $5.5 million, or 84.6%, from $6.5 million for the three months ended June 30, 2001 to $12.0 million for the three months ended June 30, 2002. Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $7.8 million, or 63.9%, from $12.2 million for the six months ended June 30, 2001 to $20.0 million for the six months ended June 30, 2002. On a functional currency basis, VTR's Adjusted EBITDA increased CP3.9 billion, or 111.4%, from CP3.5 billion for the three months ended June 30, 2001 to CP7.4 billion for the three months ended June 30, 2002 and increased CP6.0 billion, or 95.2%, from CP6.3 billion for the six months ended June 30, 2001 to CP12.3 billion for the six months ended June 30, 2002. The increase in VTR's video Adjusted EBITDA accounted for CP1.3 billion and CP2.1 billion of this increase for the three and six months ended June 30, 2002, respectively, VTR's voice Adjusted EBITDA accounted for CP2.0 billion and CP2.5 billion of this increase for the three and six months ended June 30, 2002, respectively, and VTR's Internet Adjusted EBITDA accounted for CP0.6 billion and CP1.4 billion of this increase for the three and six months ended June 30, 2002, respectively. The positive results in VTR's Adjusted EBITDA are primarily due to lower churn, improved promotion of bundled services, lower costs for network energy and equipment maintenance, and improving margins as a result of the increased subscriber base and a reduction in bandwidth costs.

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(10,478)	$8,135	$(18,995)	$7,158
VTR	930	(626)	784	(1,798)
Austar United (1)	–	(1,128)	–	(3,194)
Other	900	(291)	854	702

Total stock-based compensation, net	$(8,648)	$6,090	$(17,357)	$2,868

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Stock-based compensation increased $14.7 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and increased $20.2 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to fluctuations in the value of the common stock of our subsidiaries. Stock-based compensation is recorded as a result of applying variable-plan accounting to certain of our subsidiaries' stock-based compensation plans and vesting of certain of our subsidiaries' fixed stock-based compensation plans. The variable plans include the UPC phantom stock option plan, the chello phantom stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable-plan accounting, increases in the fair market value of these vested options result in compensation charges to the statement of operations, while decreases in the fair market value to these vested options will cause a reversal of previous charges taken. The fixed plans include the UPC stock option plan and the Austar United stock option plan.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(158,655)	$(227,410)	$(310,034)	$(453,341)
VTR	(12,798)	(14,044)	(25,599)	(27,467)
Austar United (1)	–	(29,075)	–	(59,421)
Other	(1,000)	(6,603)	(2,004)	(8,017)

Total depreciation and amortization	$(172,453)	$(277,132)	$(337,637)	$(548,246)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

UPC's depreciation and amortization expense in U.S. dollars decreased $68.8 million and $143.3 million for the three and six months ended June 30, 2002, respectively, compared to the prior periods. On a functional currency basis, UPC's depreciation and amortization expense decreased €88.1 million from €260.4 million for the three months ended June 30, 2001 to €172.3 million for the three months ended June 30, 2002. UPC's depreciation and amortization expense decreased €160.6 million from €505.5 million for the six months ended June 30, 2001 to €344.9 million for the six months ended June 30, 2002. The decrease resulted primarily from the non-amortization of goodwill effective January 1, 2002, in accordance with SFAS 142.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(146,854)	$(215,829)	$(314,083)	$(416,915)
VTR	(4,567)	(5,747)	(8,598)	(11,274)
Austar United (1)	–	(4,108)	–	(10,701)
Other	(2,940)	(54,886)	(15,814)	(108,157)

Total interest expense	$(154,361)	$(280,570)	$(338,495)	$(547,047)

Interest expense decreased $126.2 million and $208.6 million for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001, the details of which are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Cash Pay:
UPC senior notes	$(23,471)	$(63,689)	$(72,504)	$(130,174)
UPC bank facilities	(62,788)	(72,994)	(117,693)	(141,661)
VTR bank facility	(2,998)	(3,941)	(5,788)	(7,774)
Austar United bank facility (1)	–	(3,549)	–	(9,567)
Other	(1,944)	(9,692)	(4,671)	(10,337)

	(91,201)	(153,865)	(200,656)	(299,513)

Non Cash:
UPC senior discount notes accretion	(52,030)	(59,690)	(106,482)	(117,809)
UGC Holdings senior discount notes accretion	(918)	(36,872)	(11,837)	(72,738)
Amortization of deferred financing costs	(10,212)	(17,448)	(15,000)	(28,061)
Belmarken Notes	–	(4,524)	(4,520)	(4,524)
UAP senior discount notes accretion (1)	–	(8,171)	–	(24,402)

	(63,160)	(126,705)	(137,839)	(247,534)

Total interest expense	$(154,361)	$(280,570)	$(338,495)	$(547,047)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Foreign Currency Exchange Gain (Loss), Derivative Losses and Other Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$545,111	$(99,561)	$334,583	$(184,434)
VTR	(28,346)	(30,702)	(27,630)	(49,261)
Austar United (1)	–	738	–	945
Other	29,016	(47,975)	28,926	(72,290)

Total	$545,781	$(177,500)	$335,879	$(305,040)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Foreign currency exchange gain (loss), derivative losses and other expenses decreased $723.3 million and $640.9 million for the three and six months ended June 30, 2002, respectively, compared to the prior periods. These gains resulted primarily from UPC's dollar-denominated debt as the euro strengthened approximately 11.7% against the dollar during the three months ended June 30, 2002.

Minority Interests in Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Accrual of dividends on UPC convertible preference shares	$(16,419)	$(20,286)	$(37,800)	$(46,028)
UPC	–	–	–	54,050
Other	(2,006)	64,294	(4,612)	97,331

Total minority interests in subsidiaries	$(18,425)	$44,008	$(42,412)	$105,353

The minority interests' share of losses decreased $62.4 million and $147.8 million for the three and six months ended June 30, 2002, respectively, compared to the prior periods, primarily due to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001, as well as the deconsolidation of UAP effective November 15, 2001. We cannot allocate a portion of UPC's net losses to the minority shareholders once the minority shareholders' common equity basis has been exhausted. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity or until additional equity is contributed by third-party investors.

Share in Results of Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC's affiliates	$(16,936)	$(13,935)	$(35,616)	$(56,412)
Austar United's affiliates	–	(8,007)	–	(13,639)
UAP and other	10,150	(357)	(42,132)	(438)

Total share in results of affiliates	$(6,786)	$(22,299)	$(77,748)	$(70,489)

Losses from recording our share in results of affiliates decreased $15.5 million for the three months ended June 30, 2002 compared to the same period in the prior year and increased $7.3 million for the six months ended June 30, 2002 compared to the same period in the prior year, primarily due to the sale of 49.99% of our interest in UAP effective November 15, 2001, which resulted in the pickup of UAP's losses under the equity method of accounting.

Extraordinary Gain on Early Retirement of Debt

As part of our recapitalization, we purchased certain debt securities of our subsidiaries at fair value, including the UPC Bonds, Belmarken Notes and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes we recognized an extraordinary gain of approximately $1.647 billion (net of income tax) from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

In January 2002, UPC recognized a gain of approximately $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

In June 2002, UPC recognized a gain of approximately $342.3 million from the delivery by certain banks of approximately $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of certain interest rate/cross currency derivative contracts between the banks and UPC.

Liquidity and Capital Resources

Sources and Uses

We have financed our acquisitions and funding of our video, voice and Internet businesses in the three main regions of the world in which we operate primarily through public and private debt and equity as well as cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. Our subsidiaries have supplemented contributions from us with the sale of debt and equity, bank financing and operating cash flow. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") for United and UGC Holdings from inception to date:

	Inception to December 31, 2001	Six Months Ended June 30, 2002	Total
	(In millions)
United and UGC Holdings Corporate
Financing Sources:
Debt	$1,347.0	$102.7	$1,449.7
Equity	1,717.7	200.0	1,917.7
Asset sales, dividends and note payments	376.6	–	376.6
Interest income and other	237.4	24.2	261.6

Total sources	3,678.7	326.9	4,005.6

Application of Funds:
Investment in:
UPC	(717.8)	–	(717.8)
Asia/Pacific	(422.2)	(0.4)	(422.6)
Latin America	(961.9)	(70.8)	(1,032.7)
Other	(89.8)	(2.2)	(92.0)

Total	(2,191.7)	(73.4)	(2,265.1)
Loan to Liberty	(287.6)	287.6	–
Repayment of bonds	(793.4)	(530.1)	(1,323.5)
Offering and merger costs	(118.6)	(13.9)	(132.5)
Litigation settlement	195.4	–	195.4
Purchase of treasury shares	–	(5.1)	(5.1)
Corporate and other	(222.1)	(24.5)	(246.6)

Total uses	(3,418.0)	(359.4)	(3,777.4)

Period change in cash	260.7	(32.5)	228.2
Cash, beginning of period	–	260.7	–

Cash, end of period	$260.7	$228.2	228.2

United's Subsidiaries
Cash, end of period:
UPC			396.1
VTR			34.3
Other			7.0

	Total United's subsidiaries		437.4

Total consolidated cash, cash equivalents, restricted cash and short-term liquid investments as of June 30, 2002			$665.6

United and UGC Holdings Corporate.    We had working capital of $101.5 million as of June 30, 2002, net of restricted cash of $32.3 million, and net of the note payable to Liberty of $102.7 million, which is due January 30, 2003. Liberty has agreed in principle to extend for one year the maturity of that portion of its loan to us that equals the amount we pay to purchase New UPC common stock, if any, as part of UPC's restructuring. We have committed to purchase up to €100.0 ($98.8) million of New UPC common stock as part of UPC's restructuring, subject to reduction if UPC sells any assets or raises any non-dilutive capital prior to the closing of the restructuring. The third-party bondholders will have the option to participate pro rata in this equity issuance. General sources of cash in the next year may include the raising of additional private or public debt and/or equity and/or proceeds from the disposition of non-strategic assets. Uses of cash in the next year may include funding of approximately $50.0 million to meet the existing growth plans of our systems in Latin America and approximately $20.0 million for general corporate purposes. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners.

On June 14, 2002, the Board of Directors of United approved a stock repurchase plan pursuant to which we may buy up to four million shares of our Class A common stock, from time to time, in the open market or in privately negotiated transactions. Any particular purchase will depend on our evaluation of prevailing market conditions at the time of the purchase. Following the aforementioned Board authorization, we purchased 1,835,000 shares of our Class A common stock on June 14, 2002, in a private block trade at an all-in purchase price of $2.78 per share. The closing price of our Class A common stock on June 14, 2002 was $3.03 per share.

UPC.    UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. We expect UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of June 30, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, Belmarken Notes and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the Belmarken Notes and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business. The report of UPC's previous independent public accountants, Arthur Andersen, on UPC's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that UPC has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about UPC's ability to continue as a going concern. During 2001, UPC reviewed its current and long-range plan for all segments of its business and engaged a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and profitability. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make these interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and to foreclose on the collateral securing the loans. In addition, on May 1, 2002 and August 1, 2002, UPC failed to make required interest payments in the aggregate amount of $35.3 million and $122.0 million, respectively, on its outstanding 10.875% Senior Notes due 2007, 11.25% Senior Notes due 2009, 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. As of August 14, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002, May 1, 2002 and August 1, 2002 interest payments on certain of its outstanding senior notes gave rise to cross events of default under the following credit and loan facilities:

  •
  UPC Distribution Bank Facility;

  •
  EWT Facility; and

  •
  Belmarken Notes.

On July 30, 2002, UPC transferred 22.3% of the outstanding shares of UPC Germany to the minority interest holders in UPC Germany. Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholder and the cross default ceased to exist. The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Belmarken Notes are secured by pledges over the stock of Belmarken, UPC's wholly-owned subsidiary, UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband. The occurrence of the cross events of default under such facilities gave the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Belmarken Notes for the cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults. On July 29, 2002, we and the bank lenders extended the duration of the waivers until September 12, 2002. The other terms of the waivers remain unchanged from those announced on March 4, 2002.

Each of these waivers will remain effective until the earlier of:

  •
  September 12, 2002,

  •
  the occurrence of any other event of default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Belmarken Notes only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC ordinary shares in accordance with the terms of the Memorandum of Understanding by and among us, UPC and UGC Holdings, or five business days after we have given notice to UPC that, in our judgment, restructuring negotiations with the holders of the senior notes and senior discount notes are not progressing satisfactorily.

In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a €100.0 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place. As of August 14, 2002, UPC had not made the interest payments on its senior notes. None of the events described above have had a material adverse effect on the operations of UPC or UPC's relationships with customers, suppliers and employees.

On July 24, 2002, we and an ad-hoc noteholders committee representing UPC's noteholders announced an agreement in principle with respect to the recapitalization of UPC. As part of the recapitalization, United and other holders of UPC's notes will exchange approximately $5.4 billion accreted value of UPC's debt into equity of New UPC. Key terms of the agreement are as follows:

  •
  We will receive approximately 65.5% of New UPC's pro forma equity in exchange for the United UPC Bonds (approximately $1.6 billion) and the Belmarken Notes (approximately $918.0 million);

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity in exchange for approximately $2.9 billion in UPC notes;

  •
  Approximately 2.0% of New UPC's pro forma equity will be available for UPC's existing preferred and ordinary shareholders, including us;

  •
  We will purchase up to €100.0 million in New UPC common stock at the consummation of the UPC restructuring, subject to reduction if UPC sells any assets or raises any non-dilutive capital in the interim. We will purchase the stock at the valuation implied by the restructuring. The third party noteholders will have the option to participate pro rata in the equity issuance; and

  •
  The third party noteholders will have certain board representation and minority rights.

This agreement is subject to documentation among us, UPC and the ad-hoc committee of noteholders and certain other approvals and conditions. We expect this transaction will close in the first quarter of 2003, though there is no certainty that all of the conditions necessary for the transaction to close will be satisfied. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the value of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes.

If the parties are unable to conclude documentation for the debt restructuring agreement in principle or if UPC is otherwise unable to successfully complete an agreed upon restructuring plan for its debt, UPC may seek relief under a debt moratorium leading to a suspension of payments, or a bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to UPC, holders of UPC's outstanding securities, including UPC's ordinary shares, preference shares, senior notes and senior discount notes, as well as the Belmarken Notes, may lose some or all of the value of their investment in UPC's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or UPC's liquidation.

In 2002 and thereafter, UPC anticipates that sources of capital will include working capital and operating cash flows, proceeds from the disposal of non-core investments and further internal reorganization and alignment of businesses, draws under the UPC Distribution Bank Facility and vendor financing. UPC does not anticipate access to the capital markets as a source of funding unless it is able to restructure its existing indebtedness, although UPC might access such markets if possible. If UPC is able to complete its planned debt restructuring satisfactorily and is able to implement a rationalization of its non-core investments and improve its operating performance, UPC believes its existing cash balance, working capital, operating cash flow and capacity under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, should the planned debt restructuring, further internal reorganization and alignment of businesses and the investment rationalization program be unsuccessful, or should operating results fall behind UPC's current business plan, there is uncertainty whether UPC will have sufficient funds to meet its expenditure or debt commitments and as such not be able to continue as a going concern.

UPC's ordinary shares are traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market ("Nasdaq") under the symbol "UPCOY". Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. UPC's ADR's were delisted from Nasdaq at the end of May 2002, as UPC did not meet the minimum bid price requirement. UPC's shares have commenced trading on the Over the Counter Bulletin Board ("OTC BB") in the United States. UPC does not expect the delisting to affect the normal course of business for UPC's operating companies. UPC will be eligible to relist on Nasdaq if it completes its restructuring and complies with Nasdaq rules. UPC's shares continue to trade on the Euronext Amsterdam Exchange under the symbol UPC.

VTR.    The report of VTR's previous independent public accountants, Arthur Andersen, on VTR's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that VTR has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about VTR's ability to continue as a going concern. On May 29, 2002, VTR and VTR's senior lenders entered into an amendment to VTR's existing $176.0 million senior secured credit facility, extending the maturity date of the loans under the facility until April 29, 2003. The amendment also establishes new financial covenant levels consistent with VTR's current projections. In connection with the amendment, UGC Holdings funded $26.0 million in capital contributions to VTR, the proceeds of which were used to prepay the senior loans down to $150.0 million. UGC Holdings also funded another $23.0 million to VTR and committed to fund an additional $10.0 million during 2002 for VTR's general working capital. United Latin America, Inc., a wholly-owned subsidiary of ours and 100% indirect owner of VTR, is required to fund amounts to VTR in the future if VTR fails to maintain its senior leverage ratio. Pursuant to the amendment, VTR will be required to either (a) consummate a Chilean bank and/or bond financing of not less than $50.0 million or (b) make further loan prepayments of $12.0 million and, under certain circumstances, pay a higher interest rate on the remaining loans. In 2002 and thereafter, VTR anticipates sources of capital will include increasing cash flows from operations. During the next year, VTR may obtain capital from the Chilean market and/or United, although there can be no assurance in this regard. VTR believes its existing cash balance, working capital and operating cash flow will be sufficient to fund operations for the foreseeable future. However, if VTR's sources of capital are less than anticipated, VTR fails to refinance the VTR Bank Facility, or should operating results fall behind its current business plan, there is uncertainty whether VTR will have sufficient funds to service the VTR Bank Facility when due April 29, 2003.

Statements of Cash Flows

We had cash and cash equivalents of $501.4 million as of June 30, 2002, a decrease of $418.7 million from $920.1 million as of December 31, 2001. Cash and cash equivalents of $1,119.9 million as of June 30, 2001 represented a decrease of $756.9 million from $1,876.8 million as of December 31, 2000.

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities	$(246,395)	$(390,749)
Cash flows from investing activities	(431,603)	(721,320)
Cash flows from financing activities	227,840	458,849
Effect of exchange rates on cash	31,384	(103,697)

Net increase in cash and cash equivalents	(418,774)	(756,917)
Cash and cash equivalents at beginning of period	920,140	1,876,828

Cash and cash equivalents at end of period	$501,366	$1,119,911

Six Months Ended June 30, 2002.    Principal sources of cash during the six months ended June 30, 2002 included $200.0 million from the issuance of our common stock, $102.7 million of loan proceeds from a note payable to Liberty, $38.5 million of restricted cash released, $31.4 million positive exchange rate effect on cash, $7.0 million of dividends received from affiliates, $9.8 million of proceeds from short-term and long-term borrowings and $3.0 million from other investing and financing activities.

Principal uses of cash during the six months ended June 30, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United, $189.6 million of capital expenditures, $66.4 million for the repayment of debt, $35.4 million of net purchases of short-term liquid investments, $21.1 million for the acquisition of UPC's remaining 30.0% interest in AST Romania, $18.3 million for deferred financing costs, $246.4 million for operating activities and $2.3 million for other investing and financing activities.

Six Months Ended June 30, 2001.    The principle source of cash during the six months ended June 30, 2001 was proceeds from UPC's Exchangeable Loan of $856.8 million. Additional sources of cash included $306.4 million of borrowings on the UPC Bank Facility, $120.4 million of net proceeds from the sale of short-term liquid investments, $3.0 million from the exercise of stock options and $9.0 million from affiliate dividends and other investing and financing sources.

Principal uses of cash during the six months ended June 30, 2001 included $699.2 million for the repayment of debt, $416.2 million of capital expenditures, $274.0 million in loans to Liberty and other affiliates and $103.7 million negative exchange rate effect on cash. Additional uses of cash included $91.7 million cash put on deposit as collateral for our forward foreign exchange contracts and for the VTR Bank Facility, $44.2 million for investments in affiliates, $24.2 million for new acquisitions, $8.6 million for deferred financing costs and $390.7 million for operating activities.

New Accounting Principles

In April 2002, the FASB issued SFAS 145. Under this new standard, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB 30. SFAS 145 may be early adopted, but is otherwise effective for fiscal years beginning after May 15, 2002 and must be adopted with retroactive effect. We have not yet adopted such standard and we will adopt such standard in fiscal 2003 in accordance with the effective date and transaction guidance provided for in SFAS 145. We are currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on our financial position and results of operations.

In June 2002, the FASB issued SFAS 146, which requires the liability for a cost associated with an exit activity, including restructuring, or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. Additionally, SFAS 146 requires subsequent adjustment to the recorded liability for changes in estimated cash flows. SFAS 146 may be early adopted, but is otherwise effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on our financial position and results of operations.

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

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' deficit until such time as the stock is sold, at which time the unrealized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at June 30, 2002 included the following:

	Number of Shares	Fair Value June 30, 2002
		(In thousands)
PrimaCom	4,948,039	$2,934
SBS	6,000,000	$111,660

We are also exposed to equity price fluctuations related to UPC's debt that is convertible into UPC ordinary shares, such as the UPC DIC Loan and the Belmarken Notes.

Impact of Foreign Currency Rate Changes

The functional currency of our major systems UPC, Austar United and VTR is the euro, Australian dollar and Chilean peso, respectively. We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries; monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. Our exposure to foreign exchange rate fluctuations also arises from items such as notes, payable, the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate				Three Month Average Rate				Six Month Average Rate
	Euro	Australian Dollar	Chilean Peso		Euro	Australian Dollar	Chilean Peso		Euro	Australian Dollar	Chilean Peso
December 31, 2001	1.1189	1.9591	654.7900		–	–	–		–	–	–
June 30, 2002	1.0120	1.7745	688.0500		1.0858	1.8114	659.5188		1.1096	1.8978	664.3470
June 30, 2001	1.1801	1.9594	631.7500		1.1449	1.9488	606.4774		1.1207	1.9204	590.5391
% Strengthening/(Devaluation) 2001 to 2002	14.2%	9.4%	(8.9%	)	5.2%	7.1%	(8.7%	)	1.0%	1.18%	(12.5%	)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBIDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
UPC:
Revenue	$330,555	$312,248	$634,231	$619,517

Adjusted EBITDA	$62,154	$(47,487)	$110,230	$(102,771)

Revenue based on prior year exchange rates	$313,492	$333,700	$629,275	$666,160

Adjusted EBITDA based on prior year exchange rates	$58,953	$(50,749)	$109,135	$(111,045)

Revenue impact	$17,063	$(21,452)	$4,956	$(46,643)

Adjusted EBITDA impact	$3,201	$3,262	$1,095	$8,274

VTR:
Revenue	$46,954	$41,997	$89,647	$82,689

Adjusted EBITDA	$11,219	$5,750	$18,456	$10,664

Revenue based on prior year exchange rates	$51,061	$48,918	$100,852	$94,524

Adjusted EBITDA based on prior year exchange rates	$12,201	$6,701	$20,749	$12,210

Revenue impact	$(4,107)	$(6,921)	$(11,205)	$(11,835)

Adjusted EBITDA impact	$(982)	$(951)	$(2,293)	$(1,546)

The table below represents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the two quarters ended June 30, 2002 and 2001.

	For the Three Months Ended
	March 31,		June 30,
	2002	2001	2002	2001
	(In thousands)
Foreign currency translation adjustments	$42,529	$(43,753)	$(454,297)	$46,833

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	June 30, 2002
			December 31, 2001
		Related Party (3)
	Third Party		Third Party	Related Party
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC 10.875% dollar Senior Notes due 2009 (1)	520,481	241,180	558,842	241,190	(4)
UPC 12.5% dollar Senior Discount Notes due 2009 (1)	388,125	182,647	365,310	171,911	(4)
UPC 10.875% dollar Senior Notes due 2007 (1)	113,766	56,142	143,864	56,144	(4)
UPC 11.25% dollar Senior Notes due 2009 (1)	113,567	124,626	125,967	124,586	(4)
UPC 13.375% dollar Senior Discount Notes due 2009 (1)	241,144	110,734	227,424	103,798	(4)
UPC 11.25% dollar Senior Notes due 2010 (1)	356,454	208,778	387,697	208,709	(4)
UPC 11.5% dollar Senior Notes due 2010 (1)	145,028	83,180	215,067	83,153	(4)
UPC 13.75% dollar Senior Discount Notes due 2010 (1)	461,278	237,061	442,129	221,822	(4)
UPC Polska Senior Discount Notes (1)	366,364	–	343,323	–
Belmarken Notes (1)	–	914,092	–	887,315	(4)
VTR Bank Facility (2)	150,000	–	176,000	–
Intercompany Loan to VTR (2)	–	364,971	–	347,971	(3)

	$2,856,207	$2,523,411	$2,985,623	$2,446,599

(1)
Functional currency of UPC is Euros
(2)
Functional currency of VTR is Chilean Pesos.
(3)
Held by United and eliminated in consolidation.
(4)
Held by Liberty.

Derivative Instruments

We use derivative instruments from time to time to manage interest rate risk on our floating-rate debt facilities and reduce our exposure to foreign currency exchange rate risk. In connection with certain borrowings, UPC has entered into both cross-currency and interest rate derivative contracts, providing economic hedges to both currency and interest rate exposure. The following table details the fair value of these derivative instruments outstanding by their related borrowings:

Borrowing	June 30, 2002	December 31, 2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate derivative contract	$–	$90,925
UPC October 1999 Senior Notes cross currency/interest rate derivative contract	–	49,622
UPC January 2000 Senior Notes cross currency/interest rate derivative contract	–	32,837
UPC Distribution Bank Facility cross currency/interest rate derivative contract	(71,830)	(42,064)

Total derivative (liabilities) assets, net	$(71,830)	$131,320

Of the above derivative instruments, only the contract on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' deficit. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign currency exchange gain (loss), derivative losses and other income (expense) in the consolidated statement of operations. The fair values consider all rights and obligations of the respective instruments, including certain set-off provisions. For the three months ended June 30, 2002 and 2001, UPC recorded a gain (loss) of $(2.9) million and $(49.8) million, respectively, and for the six months ended June 30, 2002 and 2001, UPC recorded a gain (loss) of $(165.1) million and $22.8 million, respectively, in connection with the mark-to-market valuations.

In June 2002, UPC recognized an extraordinary gain of approximately $342.3 million from the delivery by certain banks of approximately $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on the UPC July 1999 Senior Notes, the UPC October 1999 Senior Notes and the UPC January 2000 Senior Notes.

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2002. Contractual maturities may differ from the information shown in the table below.

	June 30, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 Notes (dollar)	$23,073	$9,851	(1)	$–	$–	$–	$–	$–	$23,073	$23,073
Average interest rate	10.75%	26.34%
Variable rate UPC Senior Notes due 2009 (dollar)	520,481	99,016	(2)	520,481	–	–	–	–	–	520,481
Average interest rate	10.875%	86.43%
Fixed rate UPC Senior Notes due 2009 (euro)	141,489	21,053	(2)	141,489	–	–	–	–	–	141,489
Average interest rate	10.875%	92.65%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	388,125	66,150	(2)	388,125	–	–	–	–	–	388,125
Average interest rate	12.50%	59.99%
Variable rate UPC Senior Notes due 2007 (dollar)	113,766	22,088	(2)	113,766	–	–	–	–	–	113,766
Average interest rate	10.875%	92.87%
Fixed rate UPC Senior Notes due 2007 (euro)	37,402	6,835	(2)	37,402	–	–	–	–	–	37,402
Average interest rate	10.875%	98.80%
Variable rate UPC Senior Notes due 2009 (dollar)	113,567	30,965	(2)	113,567	–	–	–	–	–	113,567
Average interest rate	11.25%	87.83%
Fixed rate UPC Senior Notes due 2009 (euro)	37,732	6,892	(2)	37,732	–	–	–	–	–	37,732
Average interest rate	11.25%	57.68%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	241,144	43,020	(2)	241,144	–	–	–	–	–	241,144
Average interest rate	13.375%	57.86%
Fixed rate UPC Senior Discount Notes due 2009 (euro)	86,497	13,211	(2)	86,497	–	–	–	–	–	86,497
Average interest rate	13.375%	53.36%
Fixed rate UPC Senior Notes due 2010 (dollar)	356,454	73,480	(2)	356,454	–	–	–	–	–	356,454
Average interest rate	11.25%	88.00%
Fixed rate UPC Senior Notes due 2010 (euro)	81,544	14,396	(2)	81,544	–	–	–	–	–	81,544
Average interest rate	11.25%	94.54%
Fixed rate UPC Senior Notes due 2010 (dollar)	145,028	29,667	(2)	145,029	–	–	–	–	–	145,028
Average interest rate	11.50%	89.71%
Fixed rate UPC Senior Discount Notes due 2010 (dollar)	461,278	90,000	(2)	461,278	–	–	–	–	–	461,278
Average interest rate	13.75%	55.25%

	June 30, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UPC DIC Loan (dollar)	53,458	–	(3)	53,458	–	–	–	–	–	53,458
Average interest rate	10.00%	0.00%
Fixed rate UPC Polska Senior Discount Notes	366,364	93,822	(2)	–	14,509	–	–	–	351,855	366,364
Average interest rate	7.00-14.5%	25.11-55.03%
Variable rate UPC Bank Facility	3,089,594	3,089,594	(4)	3,089,594	–	–	–	–	–	3,089,594
Average interest rate	7.62%	7.62%
Notes payable to Liberty	102,728	102,728	(4)	–	102,728	–	–	–	–	102,728
Average interest rate	8.00%	8.00%
Capital lease obligations	49,304	49,304		5,879	5,159	4,834	4,820	4,842	23,770	49,304
Average interest rate	Various	Various
Other debt	29,917	29,917	(4)	5,200	24,717	–	–	–	–	29,917
Average interest rate	Various	Various

Total debt	$6,438,945	$3,891,989		5,878,639	147,113	4,834	4,820	4,842	398,698	6,438,945

Operating leases				53,195	41,320	40,480	39,633	49,177	172,939	396,744
Other commitments				61,175	42,870	–	–	–	–	104,045

	Total commitments			114,370	84,190	40,480	39,633	49,177	172,939	500,789

	Total debt and commitments			$5,993,009	$231,303	$45,314	$44,453	$54,019	$571,637	$6,939,734

(1)  Fair value ($0.40 of face) is based upon the recent price paid to repurchase 98.2% of these bonds in the tender offer that expired February 1, 2002.

(2)  Fair value is based on quoted market prices in an active market.

(3)  Fair value approximates nil, due to under water convertibility feature.

(4)  Fair value approximates book value in the absence of quoted market prices.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Please refer to Note 3 to the Company's condensed consolidated financial statements, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Amendment No. 7 dated as of April 29, 2002, among VTR GlobalCom S.A., a Chilean corporation, the subsidiaries of VTR listed on the signature pages, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement and each of the lenders party to the Credit Agreement dated as of April 29, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA), Inc. and Citibank, N.A.
10.2
Cash Collateral Agreement, dated as of April 29, 2002, by and among United Latin America, Inc., a Colorado corporation, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement and The Toronto-Dominion Bank, as securities intermediary.
10.3	Letter Dated April 29, 2002 from UGC Holdings, Inc. to Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement, and such lenders.

(b)    Reports on Form 8-K filed during the quarter

Date of Filing	Date of Event	Item Reported
June 25, 2002	June 21, 2002	Item 5 – Announcement of a loan agreement between Liberty Media Corporation and Gene W. Schneider, the Chairman and Chief Executive Officer of UnitedGlobalCom, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date:	August 14, 2002	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer

CERTIFICATION

The undersigned Chief Executive Officer and Chief Financial Officer of the Registrant each hereby certifies that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:	August 14, 2002	/s/ GENE W. SCHNEIDER Gene W. Schneider Chairman and Chief Executive Officer
Date:	August 14, 2002	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer