Form 10-Q
period 2002-09-30
UNITEDGLOBALCOM INC
filed 2002-11-15
CIK 1134061

Use these links to rapidly review the document
UNITEDGLOBALCOM, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's common stock as of November 7, 2002 was:

Class A common stock – 102,954,698 shares
Class B common stock –    8,870,332 shares
Class C common stock – 303,123,542 shares

UNITEDGLOBALCOM, INC.
TABLE OF CONTENTS

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$403,376	$920,140
Restricted cash	49,531	86,625
Short-term liquid investments	104,012	78,946
Subscriber receivables, net of allowance for doubtful accounts of $72,992 and $51,405, respectively	129,472	152,025
Notes receivable, related parties	8,197	310,904
Other receivables, including related party receivables of $8,233 and $32,145, respectively	49,362	107,704
Deferred financing costs, net of accumulated amortization of $40,453 and $39,178, respectively	99,853	132,564
Business transferred under contractual arrangement	–	78,672
Other current assets, net	84,648	75,671

Total current assets	928,451	1,943,251
Investments in affiliates, accounted for under the equity method, net	160,951	231,625
Property, plant and equipment, net	3,582,917	3,692,485
Goodwill and other intangible assets, net	2,987,223	2,843,922
Deferred financing costs, net of accumulated amortization of $164 and $7,688, respectively	192	18,371
Derivative assets	–	131,320
Business transferred under contractual arrangement	–	143,124
Other assets, net	8,555	34,542

Total assets	$7,668,289	$9,038,640

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable, including related party payables of $1,700 and $1,347, respectively	$138,289	$350,813
Accrued liabilities	548,010	697,827
Subscriber prepayments and deposits	124,900	88,975
Derivative liabilities	69,346	–
Short-term debt	156,000	77,614
Notes payable, related party	102,728	–
Current portion of senior notes and other long-term debt, related party	–	2,314,992
Current portion of senior notes and other long-term debt	5,896,971	6,074,502
Business transferred under contractual arrangement	–	607,350
Other current liabilities	8,325	11,052

Total current liabilities	7,044,569	10,223,125
Senior discount notes and senior notes	402,453	1,565,856
Other long-term debt	66,458	78,037
Deferred gain on sale of assets	148,022	–
Business transferred under contractual arrangement	641,812	228,012
Deferred taxes	161,195	80,300
Other long-term liabilities	129,256	148,135

Total liabilities	8,593,765	12,323,465

Commitments and contingencies
Minority interests in subsidiaries	1,323,001	1,240,665

Series B convertible preferred stock, stated at liquidation value, nil and 113,983 shares issued and outstanding, respectively	–	29,990

Stockholders' deficit
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Series C convertible preferred stock, nil and 425,000 shares issued and outstanding, respectively	–	425,000
Series D convertible preferred stock, nil and 287,500 shares issued and outstanding, respectively	–	287,500
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 110,358,938 and 98,042,205 shares issued, respectively	1,104	981
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 and 19,027,130 shares issued and outstanding, respectively	89	190
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 and nil shares issued and outstanding, respectively	3,031	–
Additional paid-in capital	3,689,511	1,537,944
Deferred compensation	(34,506)	(74,185)
Treasury stock, at cost, 7,404,240 and 5,604,948 shares of Class A common stock, respectively	(34,162)	(29,984)
Accumulated deficit	(5,182,302)	(6,437,290)
Accumulated other comprehensive income (loss)	(691,242)	(265,636)

Total stockholders' deficit	(2,248,477)	(4,555,480)

Total liabilities and stockholders' deficit	$7,668,289	$9,038,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts and number of shares)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$384,736	$391,865	$1,113,508	$1,185,860
Operating expenses (exclusive of items shown separately below)	(203,520)	(259,760)	(584,569)	(841,080)
Selling, general and administrative expenses	(104,628)	(177,799)	(344,632)	(518,463)
Depreciation and amortization	(201,173)	(275,578)	(538,810)	(823,824)
Impairment and restructuring charges	1,390	(34,136)	(21,505)	(296,168)

Operating income (loss)	(123,195)	(355,408)	(376,008)	(1,293,675)
Interest income, including related party income of $1,350, $10,867, $4,498 and $25,735, respectively	3,680	31,126	26,297	88,148
Interest expense, including related party expense of $1,985, $17,502, $22,734 and $21,929, respectively	(157,212)	(264,871)	(495,707)	(811,918)
Proceeds from litigation settlement	–	4,619	–	194,830
Provision for loss on investments	(8,035)	(334,660)	(22,525)	(334,660)
Foreign currency exchange gain (loss), derivative losses and other expenses, net	(78,161)	50,623	257,718	(254,417)

Income (loss) before other items	(362,923)	(868,571)	(610,225)	(2,411,692)
Income tax (expense) benefit, net	(16,736)	(198)	(65,328)	773
Minority interests in subsidiaries	(45,450)	19,997	(87,862)	125,350
Share in results of affiliates, net	1,970	(52,248)	(75,778)	(122,737)

Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(423,139)	(901,020)	(839,193)	(2,408,306)
Extraordinary gain on early extinguishment of debt, net of income tax	–	–	2,098,199	–
Cumulative effect of change in accounting principle	–	–	–	32,574

Net income (loss)	$(423,139)	$(901,020)	$1,259,006	$(2,375,732)

Basic net income (loss) attributable to common stockholders	$(423,139)	$(913,961)	$1,254,832	$(2,414,531)

Diluted net income (loss) attributable to common stockholders	$(423,139)	$(913,961)	$1,259,006	$(2,414,531)

Net income (loss) per common share:
Basic net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$(1.02)	$(9.19)	$(2.21)	$(24.80)
Extraordinary gain on early extinguishment of debt	–	–	5.49	–
Cumulative effect of change in accounting principle	–	–	–	0.33

Basic net income (loss)	$(1.02)	$(9.19)	$3.28	$(24.47)

Diluted net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$(1.02)	$(9.19)	$(2.18)	$(24.80)
Extraordinary gain on early extinguishment of debt	–	–	5.44	–
Cumulative effect of change in accounting principle	–	–	–	0.33

Diluted net income (loss)	$(1.02)	$(9.19)	$3.26	$(24.47)

Weighted-average number of common shares outstanding:
Basic	413,450,776	99,485,929	382,202,331	98,683,319

Diluted	413,450,776	99,485,929	385,631,354	98,683,319

Other comprehensive income (loss), net of tax:
Net income (loss)	$(423,139)	$(901,020)	$1,259,006	$(2,375,732)
Foreign currency translation adjustments	(24,697)	(125,208)	(436,465)	(122,128)
Change in fair value of derivative assets	(10)	(19,278)	10,504	(24,471)
Change in unrealized gain on available-for-sale securities	(77)	(913)	432	36,625
Cumulative effect on other comprehensive income of change in accounting principle	–	–	–	523
Amortization of cumulative effect of change in accounting principle	(1)	(62)	(77)	(181)

Comprehensive income (loss)	$(447,924)	$(1,046,481)	$833,400	$(2,485,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
(In thousands, except number of shares)
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
													Treasury Stock			Accumulated Other Comprehensive Income (Loss)
											Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,130	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,798)	(101)	21,835,384	218	770,438	–	(35,708)	923	–	–	59,094
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	–	–	281,288,158	2,813	1,396,479	–	–	–	–	–	1,399,292
Issuance of Class A common stock in exchange for remaining interest in UGC Holdings	–	–	–	–	600,000	6	–	–	–	–	(6)	–	–	–	–	–	–
Issuance of Class A common stock in connection with 401(k) plan	–	–	–	–	88,059	1	–	–	–	–	258	–	–	–	–	–	259
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	–	–	(15,446)	11,580	–	–	–	–	(3,866)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	–	–	28,099	–	–	–	–	28,099
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	–	–	1,835,000	(5,101)	–	–	(5,101)
Net income	–	–	–	–	–	–	–	–	–	–	–	–	–	–	1,259,006	–	1,259,006
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(436,465)	(436,465)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	10,504	10,504
Change in unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	432	432
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(77)	(77)

Balances, September 30, 2002	–	$–	–	$–	110,358,938	$1,104	8,870,332	$89	303,123,542	$3,031	$3,689,511	$(34,506)	7,404,240	$(34,162)	$(5,182,302)	$(691,242)	$(2,248,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$1,259,006	$(2,375,732)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	538,810	823,824
Impairment and restructuring charges	21,505	296,168
Stock-based compensation	25,618	982
Accretion of interest on senior notes and amortization of deferred financing costs	188,683	366,610
Unrealized foreign exchange (gains) losses, net	(431,122)	79,493
Provision for loss on investments	22,525	334,660
Loss (gain) on derivative securities	157,764	160,740
Minority interests in subsidiaries	87,862	(125,350)
Share in results of affiliates, net	75,778	122,737
Extraordinary gain on extinguishment of debt, net of income tax	(2,098,199)	–
Cumulative effect of change in accounting principle	–	(32,574)
Change in receivables, net	52,659	39,820
Change in other assets	24,932	11,154
Change in accounts payable, accrued liabilities and other	(232,253)	(321,842)

Net cash flows from operating activities	(306,432)	(619,310)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(1,922,399)	(1,024,127)
Proceeds from sale of short-term liquid investments	1,896,760	1,298,874
Restricted cash released (deposited), net	38,393	(185,898)
Investments in affiliates and other investments	(2,090)	(59,816)
New acquisitions, net of cash acquired	(21,098)	(39,920)
Capital expenditures	(234,120)	(703,332)
Increase in notes receivable from affiliates	(624)	(274,616)
Other	24,810	8,546

Net cash flows from investing activities	(220,368)	(980,289)

Cash Flows from Financing Activities
Issuance of common stock	200,006	731
Issuance of common stock in connection with Company's and subsidiary's stock option plans	–	4,593
Proceeds from short-term and long-term borrowings	9,217	1,440,916
Proceeds from notes payable to shareholder	102,728	–
Extinguishment of existing senior notes	(231,630)	–
Financing costs	(18,293)	(22,371)
Repayments of short-term and long-term borrowings	(82,090)	(706,449)

Net cash flows from financing activities	(20,062)	717,420

Effect of Exchange Rates on Cash	30,098	(38,201)

Decrease in Cash and Cash Equivalents	(516,764)	(920,380)
Cash and Cash Equivalents, Beginning of Period	920,140	1,876,828

Cash and Cash Equivalents, End of Period	$403,376	$956,448

Supplemental Cash Flow Disclosures
Cash paid for interest	$222,685	$437,807

Cash received for interest	$18,400	$59,442

Non-cash Investing and Financing Activities
Issuance of common stock for financial assets	$1,206,441	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2002
(Unaudited)

1.    Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its consolidated subsidiaries, the "Company" or "United") provides video, telephone and Internet access services, which the Company refers to as "Triple Play", or "Triple Play Distribution", in numerous countries worldwide. The following chart presents a summary of the Company's ownership structure as of September 30, 2002.

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

  •
  Certain long-term stockholders of UGC Holdings (the "Founders") transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of United's Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies; and

  •
  Four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo and Curtis W. Rochelle (the "Principal Founders") contributed $3.0 million to UGC Holdings in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in UGC Holdings that entitles them to elect one-half of UGC Holdings' directors.

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

United accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interests. Under reorganization accounting, the Company has consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, United UPC Bonds and the Belmarken Notes was recorded at the fair value of United's common stock at closing. The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, United recognized an extraordinary gain of approximately $1.647 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over United's cost, net of income tax, as follows.

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
Belmarken Notes	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)
Deferred income tax	–	(110,583)	(110,583)

Total extraordinary gain on extinguishment of debt	$1,744,651	$3,391,357	$1,646,706

3.    Risks, Uncertainties and Liquidity

The report of United's previous independent public accountant, Arthur Andersen LLP, on United's consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, "...the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount notes agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern". On a consolidated basis, United has continued to incur operating losses, negative cash flows from operations and substantial capital expenditures, which have been driven by its subsidiaries' continuing development efforts, including the introduction of new services such as digital video, voice and high-speed Internet access.

United Corporate

At the corporate level, United had working capital of $230.0 million as of September 30, 2002, which includes restricted cash of $31.9 million. United has notes payable to Liberty due January 30, 2003 with a principal balance totaling $102.7 million, and has committed to purchase up to €100.0 million of New UPC common stock or assets as part of UPC's restructuring (subject to reduction if UPC sells any assets, raises any non-dilutive capital prior to the closing of the restructuring or if the third-party bondholders participate pro rata in the equity issuance). Liberty has agreed in principle to extend for one year the maturity of that portion of its loan to United that equals the amount United pays to purchase New UPC common stock or assets, if any, as part of UPC's restructuring. Other uses of cash in the next year include funding of approximately $25.0 million to meet the existing growth plans and liquidity needs of United's systems in Latin America and approximately $25.0 million for general corporate purposes. United may need to raise capital through debt or equity financings or the sale of non-strategic assets, reduce spending, and/or restructure the terms of its debt in order to meet its commitments over the next year.

UPC

The report of UPC's previous independent public accountants, Arthur Andersen, on UPC's consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, ". . . the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern". UPC has continued to incur substantial operating losses and negative cash flows from operations, which have been driven by UPC's continuing development efforts, including the introduction of new services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of September 30, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, Belmarken Notes and the senior secured credit facility among UPC Distribution Holdings, B.V. ("UPC Distribution") as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"), have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the Belmarken Notes and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business.

During 2001, UPC reviewed its current and long-range plan for all segments of its business and engaged a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and profitability. The revised business plan focuses on improved average revenue per subscriber and margins, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make these interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002 and November 1, 2002, UPC failed to make required interest payments in the aggregate amount of $35.3 million, $122.0 million and $35.9 million, respectively, on its outstanding 10.875% Senior Notes due 2007, 11.25% Senior Notes due

2009, 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. As of November 14, 2002, UPC had not made these payments, and neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 interest payments on certain of its outstanding senior notes gave rise to potential cross events of default under the following credit and loan facilities:

  •
  UPC Distribution Bank Facility;

  •
  Revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's then majority-owned subsidiary ("EWT"), as borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as facility agent and security agent and a group of financial institutions (the "EWT Facility"); and

  •
  Belmarken Notes.

On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Belmarken Notes for the potential cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults. During the priod from June 4, 2002 through September 27, 2002, UPC received periodic waivers from the bank lenders and United.

On July 30, 2002, UPC transferred 22.3% of the outstanding shares of UPC Germany to the remaining minority interest holders in UPC Germany (see Note 5). The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist. The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Belmarken Notes are secured by pledges over the stock of Belmarken, UPC's wholly-owned subsidiary, UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband. The occurrence of matured cross events of default under such facilities would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

On September 30, 2002, United, UPC and members of an ad-hoc committee representing UPC's bondholders ("the Bondholder Committee") signed definitive agreements for the recapitalization of UPC. If completed under its current terms, the recapitalization will substantially delever UPC's consolidated balance sheet through the judicially supervised conversion of the Belmarken Notes (approximately $927.8 million accreted value), UPC's senior notes and senior discount notes (approximately $4.3 billion accreted value) and accrued interest (approximately $313.8 million) into new common stock issued by a newly-formed United States holding company that will be the parent of UPC and a subsidiary of United ("New UPC"). Key terms of the agreement are as follows:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for the United UPC Bonds (approximately $1.5 billion accreted value) and the Belmarken Notes (approximately $927.8 million accreted value);

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for their UPC notes (approximately $2.8 billion accreted value);

  •
  UPC's existing preferred and ordinary shareholders, including United, will receive approximately 2.0% of New UPC's pro forma equity;

  •
  United will purchase up to €100.0 million in New UPC common stock or assets at the consummation of the UPC restructuring, subject to reduction on a euro-for-euro basis if UPC sells any assets or raises any non-dilutive capital in the interim. The noteholders (other than United and its subsidiaries) will have the option to participate pro rata in the equity issuance; and

  •
  The third party noteholders will have certain board representation and protective minority rights in New UPC.

  •
  An agreement by the parties (other than UPC) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Belmarken Notes while the restructuring remains in effect.

In order to facilitate the recapitalization, UPC's senior bank lenders have agreed to extend until March 31, 2003, the waivers of the defaults arising as a result of UPC's decision not to make interest payments under its senior notes. The bank waiver includes amendments to the UPC Distribution Bank Facility to:

  •
  increase and extend the maximum permitted ratios of senior debt to annualized EBITDA and lower and extend the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the UPC Distribution Bank Facility to €3.5 billion; and

  •
  require UPC to inject €125.0 million in cash to UPC Distribution on or before March 31, 2003.

In order to ensure an efficient and effective recapitalization, in accordance with the terms of the restructuring agreement, UPC intends to file a voluntary case for reorganization under Chapter 11 of the United States Bankruptcy Code and will file a plan of reorganization and disclosure statement as soon as practicable. Either simultaneously with or following the Chapter 11 case, UPC will voluntarily file a petition for moratorium and a plan of composition in The Netherlands Court. UPC expects a plan of reorganization will be approved that agrees with the recapitalization terms contained in the restructuring agreement. Completion of the recapitalization will be conditional upon receiving the appropriate creditor consents. The parties are working towards completion of the recapitalization by the end of first quarter 2003. If the restructuring is not consummated by March 31, 2003, UPC will need to obtain funding from other external sources or sell assets in order to meet its €125.0 million commitment to UPC Distribution under the amendment to the UPC Distribution Bank Facility. If UPC is not able to complete the restructuring contemplated by the restructuring agreement, UPC may be required to liquidate or take other restructuring actions. These actions may have a material adverse effect on UPC's financial condition and results of operations and the value of its debt and equity securities.

VTR

The report of VTR's previous independent public accountants, Arthur Andersen, on VTR's consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, ". . . the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern . . .". On May 29, 2002, VTR and VTR's senior lenders entered into an amendment to VTR's existing $176.0 million senior secured credit facility (the "VTR Bank Facility"), extending the maturity date of the loans under the facility until April 29, 2003. The amendment also establishes new financial covenant levels consistent with VTR's current projections. In connection with the amendment, UGC Holdings funded $26.0 million in capital contributions to VTR, the proceeds of which were used to prepay the senior loans down to $150.0 million. UGC Holdings also funded another $23.0 million to VTR and committed to fund an additional $10.0 million during 2002 for VTR's general working capital. United Latin America, Inc., a wholly-owned subsidiary of the Company and 100% indirect owner of VTR, is required to fund amounts to VTR in the future if VTR fails to maintain its senior leverage ratio. Pursuant to the amendment, VTR is required to (a) consummate a Chilean bank and/or bond financing of not less than $50.0 million and (b) subject to certain conditions, make further loan prepayments totaling $12.0 million by January 31, 2003, and, under certain circumstances, pay a higher interest rate on the remaining loans. Although VTR believes it can consummate a Chilean bank financing, there can be no assurance in this regard. If VTR successfully completes a local financing, the maturity of the VTR Bank Facility is expected to be extended for approximately four years. Without the proceeds from a local financing, VTR will need to refinance the remaining balance of the VTR Bank Facility prior to its due date of April 29, 2003. If unsuccessful, VTR will need to obtain funding from other external sources or sell assets in order to repay the VTR Bank Facility when due. There can be no assurance that a local financing or refinancing of the VTR Bank Facility will occur on terms that are satisfactory to VTR or United or at all.

4.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read together with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

See Note 2 for a discussion related to the application of reorganization accounting in connection with the merger and related transactions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a direct and indirect majority voting interest. UAP was deconsolidated effective November 15, 2001 in connection with the sale of 49.99% of the Company's interest in UAP (see Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Principles

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, among other things, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet the narrow criteria in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). SFAS 145 is effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company will adopt such standard in fiscal 2003 in accordance with the effective date and transition guidance provided for in SFAS 145. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on its financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activity ("SFAS 146"). SFAS 146 requires the liability for a cost associated with an exit activity, including restructuring, or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. Additionally, SFAS 146 requires subsequent adjustment to the recorded liability for changes in estimated cash flows. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on its financial position and results of operations.

5.    Acquisitions, Dispositions and Other

Transfer of German shares

Until July 30, 2002, UPC had a 51.0% ownership interest in EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately €358.8 ($354.5) million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49.0% shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the 49.0% shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the 49.0% shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders' agreement. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and deferral of the net gain on deconsolidation totaling $148.0 million (equal to the amount of UPC's negative investment in UPC Germany at the transaction date), until such time as the transaction qualifies as a divestiture for accounting purposes. Details of the deconsolidated assets and liabilities of UPC Germany are as follows (in thousands):

Working capital	$(74,906)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Deferred gain on sale of assets	148,022

Net cash deconsolidated	$(9,249)

6.    Investments in Affiliates

	September 30, 2002
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Cumulative Impairments	Total
	(In thousands)
PrimaCom	$341,017	$–	$(75,622)	$(32,772)	$(232,623)	$–
SBS	264,675	–	(79,618)	(10,658)	(102,037)	72,362
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(26,749)	(63)	–	–
Melita	20,337	–	(1,334)	(3,075)	–	15,928
Iberian Programming	11,947	(9,602)	15,817	5,307	–	23,469
Xtra Music	12,106	–	(7,549)	(956)	(3,601)	–
Other UPC	46,548	(695)	(33,236)	(102)	–	12,515
Telecable	71,819	(20,862)	(7,190)	(12,413)	–	31,354
MGM Networks LA	17,328	–	(17,328)	–	–	–
Jundiai	7,438	(1,572)	1,108	(4,276)	–	2,698
Pilipino Cable Corporation	16,356	–	(4,771)	(8,960)	–	2,625
Hunan International TV	6,394	–	(2,525)	16	(3,885)	–

Total	$963,654	$(38,911)	$(352,574)	$(69,072)	$(342,146)	$160,951

	December 31, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Cumulative Impairments	Total
	(In thousands)
PrimaCom	$341,017	$–	$(67,834)	$(32,747)	$(232,623)	$7,813
SBS	264,675	–	(74,217)	1,368	(102,037)	89,789
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(3,015)	15	–	23,812
Melita	14,224	–	(1,426)	(3,493)	–	9,305
Iberian Programming	11,947	(2,560)	10,130	3,103	–	22,620
Xtra Music	14,546	–	(7,156)	(1,055)	–	6,335
Other UPC	43,875	(695)	(31,890)	2,105	–	13,395
Telecable	71,819	(20,862)	(5,891)	(6,672)	–	38,394
MGM Networks LA	15,080	–	(15,080)	–	–	–
Jundiai	7,438	(1,572)	1,004	(2,444)	–	4,426
Pilipino Cable Corporation	18,680	–	(4,342)	(2,588)	–	11,750
Hunan International TV	6,394	–	(2,424)	16	–	3,986

Total	$957,384	$(31,869)	$(315,718)	$(43,512)	$(334,660)	$231,625

7.    Property, Plant and Equipment

	September 30, 2002	December 31, 2001
	(In thousands)
Cable distribution networks	$3,723,746	$3,417,040
Subscriber premises equipment and converters	911,254	825,320
Direct-to-home ("DTH") and other distribution facilities	82,058	105,575
Information technology systems, office equipment, furniture and fixtures	286,771	261,747
Buildings and leasehold improvements	163,637	164,475
Other	87,567	92,525

	5,255,033	4,866,682
Accumulated depreciation	(1,672,116)	(1,174,197)

Net property, plant and equipment	$3,582,917	$3,692,485

8.    Goodwill and Other Intangible Assets

	September 30, 2002	December 31, 2001
	(In thousands)
Goodwill:
UPC	$3,298,449	$3,083,979
VTR	159,917	182,860
TV Show Brasil	3,849	6,487
Other Intangible Assets:
UPC	134,561	122,767
Other	102	199

	3,596,878	3,396,292
Accumulated amortization goodwill	(554,736)	(515,887)
Accumulated amortization other intangible assets	(54,919)	(36,483)

Net goodwill and other intangible assets	$2,987,223	$2,843,922

Statement of Financial Accounting Standards No. 142

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill related to equity method investments is no longer amortized, but tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"). The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

The following presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss) as reported	$(423,139)	$(901,020)	$1,259,006	$(2,375,732)
Add back:
Goodwill amortization
UPC and subsidiaries	–	132,649	–	293,775
VTR	–	2,662	–	8,721
Austar United and subsidiaries	–	3,416	–	10,986
Other	–	1,208	–	2,158
Amortization of excess basis on equity investments
UPC affiliates	–	9,486	–	27,378
Austar United affiliates	–	799	–	2,423
Other	–	507	–	1,521

Adjusted net income (loss)	$(423,139)	$(750,293)	$1,259,006	$(2,028,770)

Basic net income (loss) per common share as reported	$(1.02)	$(9.19)	$3.28	$(24.47)
Add back:
Goodwill amortization
UPC and subsidiaries	–	1.33	–	2.98
VTR	–	0.03	–	0.09
Austar United and subsidiaries	–	0.03	–	0.11
Other	–	0.01	–	0.02
Amortization of excess basis on equity investments
UPC affiliates	–	0.10	–	0.28
Austar United affiliates	–	0.01	–	0.02
Other	–	0.01	–	0.02

Adjusted basic net income (loss) per common share	$(1.02)	$(7.67)	$3.28	$(20.95)

Diluted net income (loss) per common share as reported	$(1.02)	$(9.19)	$3.26	$(24.47)
Add back:
Goodwill amortization
UPC and subsidiaries	–	1.33	–	2.98
VTR	–	0.03	–	0.09
Austar United and subsidiaries	–	0.03	–	0.11
Other	–	0.01	–	0.02
Amortization of excess basis on equity investments
UPC affiliates	–	0.10	–	0.28
Austar United affiliates	–	0.01	–	0.02
Other	–	0.01	–	0.02

Adjusted diluted net income (loss) per common share	$(1.02)	$(7.67)	$3.26	$(20.95)

	Year Ended December 31,
	2001	2000	1999
Net income (loss) as reported	$(4,494,709)	$(1,220,890)	$636,318
Add back:
Goodwill amortization
UPC and subsidiaries	379,449	223,740	100,588
VTR	11,310	12,935	10,451
Austar United and subsidiaries	12,765	8,831	5,303
Other	2,881	2,137	3,567
Amortization of excess basis on equity investments
UPC affiliates	35,940	35,429	14,528
Austar United affiliates	2,823	2,582	–
Other	2,027	1,856	532

Adjusted net income (loss)	$(4,047,514)	$(933,380)	$771,287

Basic net income (loss) per common share as reported	$(45.54)	$(13.24)	$7.53
Add back:
Goodwill amortization
UPC and subsidiaries	3.80	2.33	1.23
VTR	0.11	0.14	0.13
Austar United and subsidiaries	0.13	0.09	0.06
Other	0.03	0.02	0.04
Amortization of excess basis on equity investments
UPC affiliates	0.36	0.37	0.18
Austar United affiliates	0.03	0.03	–
Other	0.02	0.02	0.01

Adjusted basic net income (loss) per common share	$(41.06)	$(10.24)	$9.18

Diluted net income (loss) per common share as reported	$(45.54)	$(13.24)	$6.67
Add back:
Goodwill amortization
UPC and subsidiaries	3.80	2.33	1.06
VTR	0.11	0.14	0.11
Austar United and subsidiaries	0.13	0.09	0.06
Other	0.03	0.02	0.04
Amortization of excess basis on equity investments
UPC affiliates	0.36	0.37	0.15
Austar United affiliates	0.03	0.03	–
Other	0.02	0.02	0.01

Adjusted diluted net income (loss) per common share	$(41.06)	$(10.24)	$8.10

SFAS 142 requires a two-step process to determine whether goodwill is impaired. Under step one, the fair value of each of the Company's reporting units is compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. As of June 30, 2002, the first step of the goodwill impairment test under SFAS 142 was completed, and the carrying value of certain reporting units exceeded the fair value, including the Netherlands, Sweden, Hungary, Czech Republic, France, Slovak Republic, Poland, Priority Telecom and TV Show Brasil. The Company is currently performing the second step of the test under SFAS 142 to quantify how much of the total goodwill will be impaired. It is possible that a substantial cumulative effect adjustment may be required to be recorded effective January 1, 2002 as a result of this process. The determination of the actual amount of the impairment adjustment will be completed by the end of 2002. As of September 30, 2002, net goodwill of approximately $2.9 billion is included in the accompanying condensed consolidated balance sheet.

9.    Business Transferred Under Contractual Arrangement

Prior to November 15, 2001, Asia/Pacific owned approximately 99.99% of UAP's outstanding common stock. On November 15, 2001, Asia/Pacific entered into a series of transactions, pursuant to which it transferred an approximate 49.99% interest in UAP to an independent third party for nominal consideration. As a result of these transactions, Asia/Pacific now holds 50.00% of UAP's outstanding common stock. For accounting purposes, these transactions resulted in the deconsolidation of UAP from November 15, 2001 forward and presenting the assets and liabilities of UAP as of December 31, 2001 in a manner consistent with the guidance set forth in Staff Accounting Bulletin No. 30 Accounting for Divestiture of a Subsidiary or Other Business Operation ("SAB 30"). No gain was recorded in the consolidated statement of operations upon the deconsolidation of UAP (equal to the amount of the Companys' negative investment in UAP at the transaction date) or upon the filing of the bankruptcy petitions on March 29, 2002, as the Company does not believe such transaction qualifies as a divestiture for accounting purposes. A gain may be recognized upon the ultimate liquidation of the Company's indirect 50.0% interest in UAP. As a result of the bankruptcy petitions filed on March 29, 2002, the Company changed its presentation of the net negative investment in UAP (approximately $641.8 million) to a one-line-item presentation consistent with the guidance in APB 18, and discontinued recording its share of losses from UAP. For the nine months ended September 30, 2002, the Company recorded equity in losses of approximately $38.9 million related to its investment in UAP. By the end of 2002 UAP expects to file a plan of distribution and disclosure statement, providing for, among other things, the distribution of substantially all of UAP's indirect interest in Austar United to the holders of UAP's senior notes.

10.  Current Portion of Senior Notes and Other Long-Term Debt, Related Party

	September 30, 2002	December 31, 2001
	(In thousands)
Belmarken Notes (see Note 2)	$–	$887,315
United UPC Bonds (see Note 2)	–	1,427,677

Total	$–	$2,314,992

11.  Senior Discount Notes and Senior Notes

	September 30, 2002	December 31, 2001
	(In thousands)
UGC Holdings 1998 Notes (see Note 2)	$23,685	$1,222,533
UPC July 1999 Senior Notes (1):
UPC 10.875% dollar Senior Notes due 2009	520,483	558,842
UPC 10.875% euro Senior Notes due 2009	140,997	205,675
UPC 12.5% dollar Senior Discount Notes due 2009	400,398	365,310
UPC October 1999 Senior Notes (1):
UPC 10.875% dollar Senior Notes due 2007	113,768	143,864
UPC 10.875% euro Senior Notes due 2007	37,272	61,386
UPC 11.25% dollar Senior Notes due 2009	113,588	125,967
UPC 11.25% euro Senior Notes due 2009	37,609	61,547
UPC 13.375% dollar Senior Discount Notes due 2009	249,199	227,424
UPC 13.375% euro Senior Discount Notes due 2009	89,024	77,044
UPC January 2000 Senior Notes (1):
UPC 11.25% dollar Senior Notes due 2010	356,528	387,697
UPC 11.25% euro Senior Notes due 2010	81,276	121,234
UPC 11.5% dollar Senior Notes due 2010	145,059	215,067
UPC 13.75% dollar Senior Discount Notes due 2010	476,664	442,129
UPC Polska Senior Discount Notes	378,768	343,323

	3,164,318	4,559,042
Less current portion	(2,761,865)	(2,993,186)

Total senior discount notes and senior notes	$402,453	$1,565,856

(1)
As discussed in Note 3, UPC is in default under its senior notes and senior discount notes. Accordingly, these borrowings have been classified as current.

12.  Other Long-Term Debt

	September 30, 2002	December 31, 2001
	(In thousands)
UPC Distribution Bank Facility (1)	$3,080,090	$2,827,629
UPC FiBI Loan	53,439	48,049
Other UPC	66,402	104,591
VTR Bank Facility (2)	–	176,000
Other	1,633	3,084

	3,201,564	3,159,353
Less current portion	(3,135,106)	(3,081,316)

Total other long-term debt	$66,458	$78,037

(1)
As discussed in Note 3, UPC is in default under certain of its credit and loan facilities. Accordingly, the UPC Distribution Bank Facility has been classified as current. As of November 14, 2002, UPC had drawn €65.0 million of the permitted €100.0 million remaining capacity of this facility.

(2)
As discussed in Note 3, the VTR bank facility was amended, establishing a new maturity date. Accordingly, this facility has been classified as short-term debt.

13.  Derivative Instruments

In connection with certain borrowings, UPC has entered into both cross-currency swaps and interest rate derivative contracts, providing economic hedges to both currency and interest rate exposure. The following table details the fair value of the derivative instruments outstanding by related borrowings:

Borrowing	September 30, 2002	December 31, 2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate derivative contract	$–	$90,925
UPC October 1999 Senior Notes cross currency/interest rate derivative contract	–	49,622
UPC January 2000 Senior Notes cross currency/interest rate derivative contract.	–	32,837
UPC Distribution Bank Facility cross currency/interest rate derivative contract	(69,346)	(42,064)

Total derivative (liabilities) assets, net	$(69,346)	$131,320

The UPC Distribution Bank Facility swaps include an interest rate swap of €13.8 million, which qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' deficit. The remaining instruments are reported at their fair value each period with the corresponding gain or loss recorded as part of foreign currency exchange gain (loss), derivative losses and other income (expense) in the accompanying condensed consolidated statements of operations. The fair values consider all rights and obligations of the respective instruments, including certain set-off provisions. In the statement of operations for the three months ended September 30, 2002 and 2001, UPC recorded a gain (loss) of $1.0 million and $(75.8) million, respectively, and for the nine months ended September 30, 2002 and 2001, UPC recorded a gain (loss) of $(157.8) million and $(167.9) million, respectively.

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

14.  Minority Interests in Subsidiaries

	September 30, 2002	December 31, 2001
	(In thousands)
UPC convertible preference shares held by third parties	$1,022,212	$868,498
UPC convertible preference shares held by Liberty	278,045	236,234
Subsidiaries of UPC	13,513	135,933
IDT United	9,231	–

Total	$1,323,001	$1,240,665

The minority interests' share in results in the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 includes $8.7 million, $16.7 million, $4.5 million and $14.4 million, respectively, of accrued dividends on UPC convertible preference shares held by Liberty.

15.  Commitments and Contingencies

From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business.

On July 4, 2001, InterComm Holdings LLC, InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than €163.0 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims and intend to vigorously defend against claimants' allegations. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims. On October 28, 2002, the vice-president of the French commercial court of Meaux has acceded on the request made by the ICF Party and Mr. Schimmel (the "ICH Group") on emergency proceedings and appointed a temporary judicial administrator for Médiaréseaux S.A. to carry out the management of Médiaréseaux S.A. in lieu of the directors so as to resolve both the financial crisis alleged by the ICH Group and a conflict of interests also alleged by the ICH Group resulting from the status of the directors of Médiaréseaux S.A. within the different companies of the UPC group. Médiaréseaux S.A. has been granted an accelerated appeal process with the Court of Appeal of Paris to overturn the appointment of the temporary judicial administrator and has made appropriate counterclaims.

16.  Stockholders' Deficit

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

  •
  The approval of a majority of Class C directors is required for certain matters described below.

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

Holders of the Company's Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by the Company's board of directors out of funds legally available for that purpose, generally on an equal per share basis. In the event of the Company's liquidation, dissolution or winding up, holders of the Company's Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock, generally on an equal per share basis. Holders of the Company's Class A, Class B and Class C common stock have no preemptive right under the Company's certificate of incorporation. Holders of shares of Class C common stock have certain purchase rights described below to prevent the dilution of the voting power of the Class C common stock. The Company's certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of each other class of common stock will be made at the same time.

Certain Other Rights of Holders of Class C Common Stock

Under the terms of the Company's certificate of incorporation, the Company must have the approval of the majority of directors elected by the holders of Class C common stock, before the Company can:

  •
  acquire or dispose of assets or issue equity or debt securities, in any consecutive 12-month period, in an amount exceeding 30.0% of the Company's market capitalization (excluding the Company's sale by merger or otherwise, sale of all or substantially all of the Company's assets, or a reorganization among affiliated entitles, provided that the Class C common stockholders are treated equally with the Class B common stockholders and all Class B common stockholders are treated equally);

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

  •
  sell, assign, transfer or otherwise dispose of, or take any action in exercise of, or waive or amend any rights with respect to any debt securities issued or indebtedness incurred by UPC, or any of its subsidiaries, which debt is held by or which indebtedness is owed to United; or

  •
  change the Company's principal independent accounting firm.

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

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock. The Company's board of directors is authorized, without any further action by the stockholders, to determine the following for any unissued series of preferred stock:

  •
  voting rights;

  •
  dividend rights;

  •
  dividend rates;

  •
  liquidation preferences;

  •
  redemption provisions;

  •
  sinking fund terms;

  •
  conversion of exchange rights;

  •
  the number of shares in the series, and

  •
  other rights, preferences, privileges and restrictions.

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

Accumulated Other Comprehensive Income (Loss)

	September 30, 2002	December 31, 2001
	(In thousands)
Foreign currency translation adjustments	$(690,875)	$(254,410)
Fair value of derivative assets	(13,555)	(24,059)
Unrealized gain (loss) on available-for-sale securities	12,994	12,562
Cumulative effect of change in accounting principle	194	271

Total accumulated other comprehensive income (loss)	$(691,242)	$(265,636)

17.  Basic and Diluted Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Basic:
Net income (loss)	$(423,139)	$(901,020)	$1,259,006	$(2,375,732)
Accrual of dividends on Series B convertible preferred stock	–	(472)	(156)	(1,393)
Accrual of dividends on Series C convertible preferred stock	–	(7,438)	(2,397)	(22,313)
Accrual of dividends on Series D convertible preferred stock	–	(5,031)	(1,621)	(15,093)

Basic net income (loss) attributable to common stockholders	(423,139)	(913,961)	1,254,832	(2,414,531)
Diluted:
Accrual of dividends on Series B convertible preferred stock	–	– (1)	156	– (1)
Accrual of dividends on Series C convertible preferred stock	–	– (1)	2,397	– (1)
Accrual of dividends on Series D convertible preferred stock	–	– (1)	1,621	– (1)

Diluted net income (loss) attributable to common stockholders	$(423,139)	$(913,961)	$1,259,006	$(2,414,531)

(1)
Conversion of preferred stock is not assumed for the calculation of diluted net loss attributable to common stockholders because the effect is anti-dilutive.

18.  Segment Information

The Company provides Triple Play services in numerous countries worldwide, and related content (programming) and other media services in a number of international markets. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a GAAP measure. Adjusted EBITDA represents net operating earnings before depreciation, amortization, cash and non cash stock-based compensation charges, including retention bonuses, and impairment and restructuring charges. Adjusted EBITDA is the primary measure used by the Company's chief operating decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief operating decision makers, that Adjusted EBITDA provides investors a means to evaluate the financial results of the Company compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Adjusted EBITDA should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flow. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of the Company's subsidiaries' stock option and phantom stock option plans.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Europe:
Triple Play Distribution
The Netherlands	$112,531	$93,180	$309,853	$266,456
Austria	50,633	39,885	139,616	116,392
Belgium	6,369	5,412	18,118	16,415
Czech Republic	8,757	7,585	24,104	22,905
Norway	19,816	14,639	54,766	43,366
Hungary	27,871	21,747	78,786	60,891
France	23,293	21,315	68,723	61,634
Poland	18,448	18,565	56,162	57,735
Sweden	13,437	9,758	38,079	29,618
Other	8,770	7,011	25,912	20,458

Total Triple Play Distribution	289,925	239,097	814,119	695,870
Germany (1)	4,212	12,311	27,071	34,899
DTH (2)	7,086	19,574	20,057	60,657
Content (3)	–	624	–	1,993
Other	7,248	380	25,322	2,030

Total Distribution	308,471	271,986	886,569	795,449
Priority Telecom (4)	23,859	29,661	72,300	119,175
UPC Media (5)	2,909	2,077	10,493	6,732
Corporate and other	–	1,131	108	3,016

Total Europe	335,239	304,855	969,470	924,372

Latin America:
Triple Play Distribution
Chile	47,168	41,244	136,815	123,933
Brazil	799	866	2,777	2,983
Other	933	421	2,636	1,468

Total Triple Play Distribution	48,900	42,531	142,228	128,384
Other	(3)	12	10	37

Total Latin America	48,897	42,543	142,238	128,421

Asia/Pacific:
Australia (6)	–	41,303	–	124,501
Content	–	2,984	–	8,210
Other	–	38	–	214

Total Asia/Pacific	–	44,325	–	132,925

Corporate and other	600	142	1,800	142

Total consolidated revenue	$384,736	$391,865	$1,113,508	$1,185,860

(1)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany (see Note 5), Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.
(2)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group effective December 7, 2001.
(3)
Content represents UPC's programming business in Poland, Wizja Sport, which was abandoned in December 2001.
(4)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.
(5)
UPC Media consists of UPC's converging chello broadband internet-content business and UPC's content and programming businesses.
(6)
As a result of the sale of 49.99% of the Company's interest in UAP, United deconsolidated the results of operations of Austar United effective November 15, 2001.

  Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Europe:
Triple Play Distribution
The Netherlands	$30,457	$17,942	$84,082	$33,424
Austria	19,012	10,871	51,917	32,160
Belgium	2,405	2,180	6,611	3,966
Czech Republic	3,738	2,542	9,308	7,625
Norway	5,737	1,996	13,650	5,564
Hungary	11,692	7,295	34,112	21,977
France	(1,095)	(6,676)	(6,321)	(16,491)
Poland	4,689	136	12,400	323
Sweden	5,745	2,455	14,500	5,788
Other	2,359	2,108	8,261	6,404

Total Triple Play Distribution	84,739	40,849	228,520	100,740
Germany (1)	2,486	5,647	12,300	17,241
DTH (2)	(528)	142	162	(6,809)
Content (3)	–	(6,737)	–	(27,069)
Other	8,850	401	19,667	5,709

Total Distribution	95,547	40,302	260,649	89,812
Priority Telecom (4)	296	(28,540)	(5,246)	(70,863)
UPC Media (5)	193	(23,535)	(4,932)	(85,250)
Corporate and other	(18,342)	(20,135)	(60,754)	(66,578)

Total Europe	77,694	(31,908)	189,717	(132,879)

Latin America:
Triple Play Distribution
Chile	11,972	8,527	31,628	20,391
Brazil	(168)	(189)	(387)	(412)
Other	(283)	(549)	(1,078)	(1,736)

Total Triple Play Distribution	11,521	7,789	30,163	18,243
Other	(3)	(1,854)	(51)	(3,202)

Total Latin America	11,518	5,935	30,112	15,041

Asia/Pacific:
Australia (6)	–	(7,756)	–	(27,733)
Content	–	(2,010)	–	(5,984)
Other	(36)	491	(206)	904

Total Asia/Pacific	(36)	(9,275)	(206)	(32,813)

Corporate and other	(4,327)	(6,596)	(9,698)	(22,050)

Total consolidated Adjusted EBITDA	$84,849	$(41,844)	$209,925	$(172,701)

(1)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany (see Note 5), Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.
(2)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group effective December 7, 2001.
(3)
Content represents UPC's programming business in Poland, Wizja Sport, which was abandoned in December 2001.
(4)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.
(5)
UPC Media consists of UPC's converging chello broadband internet-content business and UPC's content and programming businesses.
(6)
As a result of the sale of 49.99% of the Company's interest in UAP, United deconsolidated the results of operations of Austar United effective November 15, 2001.

Consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Operating income (loss)	$(123,195)	$(355,408)	$(376,008)	$(1,293,675)
Depreciation and amortization	201,173	275,578	538,810	823,824
Stock-based compensation (1)	8,261	3,850	25,618	982
Impairment and restructuring charges	(1,390)	34,136	21,505	296,168

Consolidated Adjusted EBITDA	$84,849	$(41,844)	$209,925	$(172,701)

(1)
Stock-based compensation for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 includes charges associated with fixed, or non-cash, stock option plans totaling $7.7 million, $6.6 million, $26.2 million and $24.3 million, respectively, and includes charges (credits) associated with phantom, or cash-based, stock option plans and retention bonuses totaling $0.6 million, $(2.7) million, $(0.6) million and $(23.3) million, respectively.

Triple Play Distribution Revenue

	Three Months Ended September 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$63,683	$15,260	$33,588	$112,531
Austria	21,798	11,658	17,177	50,633
Belgium	3,921	–	2,448	6,369
Czech Republic	7,399	181	1,177	8,757
Norway	13,828	2,433	3,555	19,816
Hungary	18,900	6,520	2,451	27,871
France	15,027	6,143	2,123	23,293
Poland	17,441	–	1,007	18,448
Sweden	9,046	–	4,391	13,437
Other	8,422	–	348	8,770

Total Europe	179,465	42,195	68,265	289,925

Latin America:
Chile	27,598	16,381	3,189	47,168
Brazil	799	–	–	799
Other	856	–	77	933

Total Latin America	29,253	16,381	3,266	48,900

Total consolidated Triple Play Distribution revenue	$208,718	$58,576	$71,531	$338,825

	Nine Months Ended September 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$182,236	$40,796	$86,821	$309,853
Austria	61,603	31,691	46,322	139,616
Belgium	11,064	–	7,054	18,118
Czech Republic	20,776	550	2,778	24,104
Norway	38,494	6,683	9,589	54,766
Hungary	54,068	18,630	6,088	78,786
France	43,984	18,548	6,191	68,723
Poland	53,313	–	2,849	56,162
Sweden	25,996	–	12,083	38,079
Other	24,247	–	1,665	25,912

Total Europe	515,781	116,898	181,440	814,119

Latin America:
Chile	82,611	46,326	7,878	136,815
Brazil	2,777	–	–	2,777
Other	2,396	–	240	2,636

Total Latin America	87,784	46,326	8,118	142,228

Total consolidated Triple Play Distribution revenue	$603,565	$163,224	$189,558	$956,347

Triple Play Distribution Revenue

	Three Months Ended September 30, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$57,332	$14,798	$21,050	$93,180
Austria	19,087	9,401	11,397	39,885
Belgium	3,358	–	2,054	5,412
Czech Republic	7,083	167	335	7,585
Norway	10,936	1,545	2,158	14,639
Hungary	14,406	6,388	953	21,747
France	14,071	5,452	1,792	21,315
Poland	18,117	–	448	18,565
Sweden	7,243	–	2,515	9,758
Other	7,011	–	–	7,011

Total Europe	158,644	37,751	42,702	239,097

Latin America:
Chile	26,045	13,535	1,664	41,244
Brazil	866	–	–	866
Other	386	–	35	421

Total Latin America	27,297	13,535	1,699	42,531

Total consolidated Triple Play Distribution revenue	$185,941	$51,286	$44,401	$281,628

	Nine Months Ended September 30, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$170,650	$43,469	$52,337	$266,456
Austria	56,665	27,530	32,197	116,392
Belgium	10,307	–	6,108	16,415
Czech Republic	21,560	548	797	22,905
Norway	33,130	4,474	5,762	43,366
Hungary	41,219	17,597	2,075	60,891
France	41,774	14,956	4,904	61,634
Poland	56,755	–	980	57,735
Sweden	22,594	–	7,024	29,618
Other	20,458	–	–	20,458

Total Europe	475,112	108,574	112,184	695,870

Latin America:
Chile	81,643	38,308	3,982	123,933
Brazil	2,983	–	–	2,983
Other	1,402	–	66	1,468

Total Latin America	86,028	38,308	4,048	128,384

Total consolidated Triple Play Distribution revenue	$561,140	$146,882	$116,232	$824,254

Revenue by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Europe:
The Netherlands	$137,376	$111,220	$391,903	$324,468
Austria	54,264	41,287	149,505	124,736
Belgium	6,369	5,426	18,119	17,049
Czech Republic	11,980	10,627	32,985	30,580
Norway	25,140	17,179	67,974	51,184
Hungary	31,727	24,519	89,763	70,242
France	23,313	20,883	69,059	63,539
Poland	18,438	33,207	58,795	106,295
Sweden	13,639	10,208	38,758	30,499
Germany	4,212	13,624	27,062	39,865
Other	8,781	16,675	25,547	65,915

Total Europe	335,239	304,855	969,470	924,372

Latin America:
Chile	47,168	41,244	136,815	123,933
Brazil	799	866	2,777	2,983
Other	930	433	2,646	1,505

Total Latin America	48,897	42,543	142,238	128,421

Asia/Pacific:
Australia	–	44,325	–	132,925

Total Asia/Pacific	–	44,325	–	132,925

Corporate and other	600	142	1,800	142

Total consolidated revenue	$384,736	$391,865	$1,113,508	$1,185,860

Total Assets

	September 30, 2002	December 31, 2001
	(In thousands)
Europe:
The Netherlands	$3,615,523	$4,151,306
Poland	595,993	689,208
Germany	–	144,517
France	784,470	765,964
Austria	427,522	410,534
Sweden	410,779	372,368
Hungary	375,812	351,825
Norway	295,307	302,006
Czech Republic	238,491	221,149
Belgium	43,117	43,158
Other	118,196	94,935

Total Europe	6,905,210	7,546,970

Latin America:
Chile	493,581	544,937
Brazil	12,461	20,055
Other	45,552	92,317

Total Latin America	551,594	657,309

Asia/Pacific:
Australia	–	221,796
Other	2,785	27,703

Total Asia/Pacific	2,785	249,499

Corporate and other	208,700	584,862

Total consolidated assets	$7,668,289	$9,038,640

19.  Impairment and Restructuring Charges

	Employee Severance and Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands)
Impairment and restructuring liability as of December 31, 2001	$33,565	$9,956	$91,207	$14,504	$149,232
Impairment and restructuring charges during 2002	3,931	–	(10,114)	27,688	21,505
Cash paid during 2002	(24,092)	(3,844)	(14,356)	(22,019)	(64,311)
Non-cash release of restructuring liability	(105)	8	(10,935)	(4,547)	(15,579)
Cumulative translation adjustment	2,043	551	5,971	1,496	10,061

Impairment and restructuring liability as of September 30, 2002	$15,342	$6,671	$61,773	$17,122	$100,908

Short-term portion of impairment and restructuring liability	$8,173	$2,530	$5,871	$12,718	$29,292
Long-term portion of impairment and restructuring liability (1)	7,169	4,141	55,902	4,404	71,616

Total	$15,342	$6,671	$61,773	$17,122	$100,908

(1)
The long-term portion of impairment and restructuring liability relates to costs that as a result of the terms of the original agreements will not be paid within one year.

UPC implemented a restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. UPC also incurred certain restructuring charges during the three and nine months ended September 30, 2002 related to employee severance and termination costs. These costs included salaries, benefits, outplacement and other costs related to employee terminations. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC's operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge. In addition to the reduction of employee positions, UPC's restructuring plan included reductions in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs and other related costs.

The following table summarizes the number of employees scheduled for termination in connection with UPC's restructuring (by division and by function):

	Number of Employees Scheduled for Termination as of
	September 30, 2002	December 31, 2001
Division:
UPC Distribution	192	873
Priority Telecom	–	23
UPC Media	1	86
Corporate	–	4

Total	193	986

Function:
Programming	–	1
Network Operations	120	498
Customer Operations	22	112
Customer Care	40	92
Billing and Collection	–	4
Customer Acquisition and Marketing	3	164
Administration	8	115

Total	193	986

20.  Extraordinary Gain on Extinguishment of Debt

As part of United's recapitalization, United purchased certain debt securities of its subsidiaries at fair value, including the United UPC Bonds, Belmarken Notes and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. For consolidated financial reporting purposes United recognized an extraordinary gain of approximately $1.647 billion (net of deferred income tax) from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over its cost (see Note 2).

In January 2002, UPC recognized a gain of approximately $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

In June 2002, UPC recognized a gain of approximately $342.3 million from the delivery by certain banks of approximately $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of certain interest rate/cross currency derivative contracts between the banks and UPC (see Note 13).

21.  Related Party Transactions

Notes Receivable, Related Parties

	September 30, 2002	December 31, 2001
	(In thousands)
Liberty	$–	$302,708
Telecable	8,103	7,952
Other	94	244

Total	$8,197	$310,904

UGC Holdings executed certain promissory notes with Liberty, which were assumed by United on January 30, 2002 in connection with the merger transaction.

Loans to Officers and Directors

Loans to officers and directors, totaling approximately $18.3 million, accrue interest at 90-day London Interbank Offer Rate ("LIBOR") plus 2.5% or 3.5%, as determined in accordance with the terms of each note, and are secured by certain stock options and shares owned by such individuals. Such loans are non-recourse to the borrowers, except to the extent of the pledged collateral. As of September 30, 2002, the value of the collateral is significantly less than the amounts due on the notes. United is presently reviewing its options with respect to these loans.

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

22.  Subsequent Events

Tevel

UPC's wholly-owned indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant"), holds through its wholly-owned subsidiary U.C.T. Netherlands B.V. ("UCTN") and its wholly-owned subsidiary, Tishdoret Achzakot Ltd. ("Tishdoret"), a 46.0% interest in Tevel Israel Communications Ltd. ("Tevel") the largest cable operator in Israel. The economic and regulatory situation in Israel together with instability in the region led UPC to write the value of its minority investment down to nil at December 31, 2001. On April 22, 2002, Tevel filed for court protection from creditors and a trustee was appointed by the Israeli Court to form a plan of reorganization. To date, no plan of reorganization has been approved or accepted by any of the interested parties to the Tevel proceedings. In connection with the original acquisition of the cable assets in Israel, Cable Brabant is indebted to the First International Bank of Israel ("FiBI") in the principal amount of €55.0 million, which was due, together with accrued interest, on November 9, 2002, resulting in an aggregate indebtedness of approximately €67.0 million (the "FiBI

Loan"). The FiBI Loan is secured by a pledge of half of the shares in Tevel. On October 30, 2002, FiBI and Cable Brabant entered into an agreement whereby Cable Brabant would sell all of its material assets to a wholly-owned subsidiary of FiBI in exchange for the assumption by that subsidiary of the obligations of Cable Brabant to repay the FiBI Loan and FiBI would novate Cable Brabant's obligations under the FiBI Loan. The closing of the transaction is subject to telecommunication, competition and banking regulatory approvals in Israel. UPC expects to close the transaction during the fourth quarter of 2002. The maturity date of the loan is extended until seven days after the closing or termination of the agreement.

Proceedings Against Certain Institutional Lenders

On October 2, 2002, UPC gave notice to cancel €83.3 million of the UPC Distribution Bank Facility A commitments and €416.8 million of the UPC Distribution Bank Facility B commitments. In order to prepay €346.8 million of the outstanding Facility B advance, UPC also made a request for an advance of Facility A of €346.8 million. All the lenders advanced their proportionate shares of the requested drawing except ten institutions, resulting in a shortfall of €29.3 million. UPC made further requests for advances in the sum of €25.0 million. The same institutions failed to pay and accordingly, there was a further shortfall of €2.3 million. On October 3, 2002, six of the ten Institutions which did not fund pursuant to the October 2, 2002 notice (the "Claimants"), issued proceedings in the English High Court (the "Court") against TD Bank Europe Limited, UPC Distribution Holding BV and UPC Financing Partnership (the "Defendants"). In the proceedings the Claimants seek amongst other things a declaration from the Court as to whether they were obliged in the circumstances to make the payments in question. The Defendants, who consider that the Court is likely to declare that the Claimants are obligated to make the payments, applied for the hearing of these proceedings to be expedited and a trial date has been set for November 18, 2002. The trial is expected to last a few days. UPC intends to defend itself vigorously in these proceedings.

Philips Legal Proceedings

On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, alleging UPC's failure to perform under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips alleges that UPC failed to take delivery of 47,100 Set Top Computers ("STCs") with a value of approximately €21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver 29,850 STCs and related damages of €7.0 million. Lastly, Philips is claiming additional costs including interest on late payments of approximately €1.0 million. UPC denies all claims brought by Philips, and UPC intends to vigorously defend itself against these claims and will file appropriate counter claims. This action has been commenced by Philips following a termination of the STC Agreement by UPC as a consequence of Philips failure to deliver STC's conforming to material technical specifications required by the terms of the STC Agreement.

Thematic Channel

On October 21, 2002, UPC entered into a term sheet with Regent Worldwide Sales LLC ("Regent") for the creation of a fifty-fifty joint venture to create and distribute an alternative lifestyle digital broadband channel. The term sheet contemplates the parties entering into long form agreements for the joint venture and the distribution. On October 18, 2002, an independent committee of the Supervisory Board of UPC approved entering into the transaction. The Independent Committee was deemed necessary, as Messrs. Gene W. Schneider (including his family partnership), Mark L. Schneider and John P. Cole Jr., own 28.65%, 14.56% and 2.13%, respectively, of Advance Display Technologies, Inc., which is proposing to merge with an affiliate of Regent. As a result of the merger, it is expected that Messrs. Gene W. Schneider

(including his family partnership), an advisor to the Supervisory Board, Mark L. Schneider, son of Gene W. Schneider, and John P. Cole Jr., a Supervisory Director, will dilute their current shareholdings to less than 5.0% of the merged companies. All the named parties have agreed in principle to give United an option to purchase their interest in the merged companies.

Freeze of Swaps

Pursuant to the waiver letter dated September 30, 2002, UPC's banks have agreed to temporarily waive certain of their rights subject to certain conditions, including the resolution of all issues in connection with the senior hedging agreements. The fair values of the cross currency hedges totaling $347.5 million (swapped into a notional amount of €408.1 million) have been frozen and have been paid down with a cash payment of €12.0 million. The counter parties have agreed to extend until August 2003 the remaining position of approximately €54.0 million.

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

Principles of Consolidation

For the nine months ended September 30, 2002 and 2001, we consolidated the results of operations of certain systems in UPC, our systems in Australia (2001 only), Chile, Peru, Brazil (Fortaleza) and Uruguay. Systems that are not consolidated include our interests in certain systems in UPC, Brazil (Jundiai), Mexico, Australia (2002), New Zealand, the Philippines and China and our interests in companies that provide video content to the Spanish, Australian and Latin American markets. We account for these unconsolidated systems using the equity method of accounting.

Risks, Uncertainties and Liquidity

The report of our previous independent public accountant, Arthur Andersen LLP, on our consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, "... the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern". On a consolidated basis, we have continued to incur operating losses, negative cash flows from operations and substantial capital expenditures, which have been driven by our subsidiaries' continuing development efforts, including the introduction of new services such as digital video, voice and high-speed Internet access. For further discussion see "Liquidity and Capital Resources" included elsewhere herein.

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

Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have an adverse effect on us. We are also subject to regulatory initiatives of the European Commission. Changes in European Union ("EU") Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have an adverse effect on us.

The provision of Internet services has, to date, not been materially restricted by regulation. The legal and regulatory framework applicable to the Internet is uncertain and may change. New laws may cover issues like: value-added sales or other taxes; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; libel and defamation; electronic signatures; transmission security; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials. Any new laws and regulations or the uncertainty associated with their enactment could increase our costs and hinder the development of our business and limit the growth of our revenues.

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. Notwithstanding, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. We face significant competition in these markets, however, through terrestrial television, digital satellite and alternative Internet access media, such as digital subscriber lines offered by incumbent broadband communications operators. In addition, DTH providers are developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We believe that our Internet access service is superior to the service currently offered by DTH providers because our service does not rely on a telephone line. In order for DTH providers to offer true two-way high-speed Internet access services, additional equipment is required and their service is typically offered at higher prices for equivalent services. Some of our competitors have substantially greater financial and technical resources than we do. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service, and a greater variety of video programming. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations could be adversely affected.

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

Despite the regulatory, competitive and economic factors discussed above, we believe that there is and will continue to be growth in the demand for our video, voice and Internet access services in the residential and business marketplace.

Critical Accounting Policies

Recoverability of Intangible Assets

We adopted SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill related to equity method investments is no longer amortized, but tested for impairment in accordance with APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. SFAS 142 requires a two-step process to determine whether goodwill is impaired. Under step one, the fair value of each of our reporting units is compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. As of June 30, 2002, the first step of the goodwill impairment test under SFAS 142 was completed, and the carrying value of certain reporting units exceeded the fair value. We are currently performing the second step of the test under SFAS 142 to quantify how much of the total goodwill will be impaired. It is possible that a substantial cumulative effect adjustment may be required to be recorded effective January 1, 2002 as a result of this process. The determination of the actual amount of the impairment adjustment will be completed by the end of 2002. As of September 30, 2002, net goodwill of approximately $2.9 billion is included in the accompanying condensed consolidated balance sheet.

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$335,239	$304,855	$969,470	$924,372
VTR	47,168	41,244	136,815	123,933
Austar United (1)	–	44,325	–	132,925
Other	2,329	1,441	7,223	4,630

Consolidated revenue	$384,736	$391,865	$1,113,508	$1,185,860

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Revenue decreased $7.1 million, or 1.8%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and decreased $72.4 million, or 6.1%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to the deconsolidation of Austar United, offset by increases in revenue at UPC and VTR, the details of which are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC revenue:
Triple Play Distribution	$289,925	$239,097	$814,119	$695,870
Germany (1)	4,212	12,311	27,071	34,899
DTH (2)	7,086	19,574	20,057	60,657
Content (3)	–	624	–	1,993
Other	7,248	380	25,322	2,030

Total Distribution	308,471	271,986	886,569	795,449
Priority Telecom (4)	23,859	29,661	72,300	119,175
UPC Media (5)	2,909	2,077	10,493	6,732
Other	–	1,131	108	3,016

Consolidated UPC revenue	$335,239	$304,855	$969,470	$924,372

Consolidated UPC revenue in euros	€340,872	€342,444	€1,046,101	€1,033,385

VTR revenue:
Triple Play Distribution	$47,168	$41,244	$136,815	$123,933

Consolidated VTR revenue	$47,168	$41,244	$136,815	$123,933

Consolidated VTR revenue in Chilean pesos	CP33,407,313	CP27,644,751	CP92,964,072	CP76,475,615

(1)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany (see Note 5), Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.

(2)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group effective December 7, 2001.

(3)
Content represents UPC's programming business in Poland, Wizja Sport, which was abandoned in December 2001.

(4)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(5)
UPC Media consists of UPC's converging chello broadband internet-content business and UPC's content and programming businesses.

Consolidated UPC Results.    Revenue for UPC in U.S. dollars increased $30.3 million, or 9.9%, from $304.9 million for the three months ended September 30, 2001 to $335.2 million for the three months ended September 30, 2002. Revenue for UPC in U.S. dollars increased $45.1 million, or 4.9%, from $924.4 million for the nine months ended September 30, 2001 to $969.5 million for the nine months ended September 30, 2002. On a functional currency basis, UPC's revenue decreased €1.5 million, or 0.4%, from €342.4 million for the three months ended September 30, 2001 to €340.9 million for the three months ended September 30, 2002 and increased €12.7 million, or 1.2%, from €1,033.4 million for the nine months ended September 30, 2001 to €1,046.1 million for the nine months ended September 30, 2002, primarily due to an increase in Triple Play Distribution revenue of €26.2 million and €99.6 million for the three and nine months ended September 30, 2002, respectively, offset by the deconsolidation of UPC Germany and decreases in revenue from DTH and Priority Telecom. UPC's consolidated average monthly revenue per unit increased from €12.29 for the three months ended September 30, 2001 to €13.03 for the three months ended September 30, 2002.

UPC Triple Play Distribution.    Triple Play Distribution revenue generating units increased from an average of approximately 7,536,900 for the nine months ended September 30, 2001, to an average of approximately 7,873,800 for the nine months ended September 30, 2002. Video revenue increased €4.3 million for the three months ended September 30, 2002 compared to the prior period. Video revenue increased €25.6 million for the nine months ended September 30, 2002 compared to the prior period, primarily due to an increase in the number of consolidated video subscribers from an average of approximately 6,691,100 subscribers for the nine months ended September 30, 2001, to an average of approximately 6,834,700 subscribers for the nine months ended September 30, 2002. Voice revenue increased €0.5 million and €4.4 million for the three and nine months ended September 30, 2002, respectively, primarily due to telephone subscriber growth (consolidated average of approximately 462,100 subscribers for the nine months ended September 30, 2002, compared to a consolidated average of approximately 427,600 subscribers for the nine months ended September 30, 2001). Internet revenue increased €21.4 million and €69.6 million for the three and nine months ended September 30, 2002, respectively, compared to the prior periods, primarily due to Internet subscriber growth (consolidated average of approximately 577,000 subscribers for the nine months ended September 30, 2002, compared to a consolidated average of approximately 418,200 subscribers for the nine months ended September 30, 2001).

UPC DTH.    DTH revenue decreased €14.8 million and €46.2 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in the prior year, due to the deconsolidation of UPC's DTH operations in Poland upon the merger with Canal+ Group effective December 7, 2001.

UPC Priority Telecom.    Revenue from Priority Telecom decreased €9.1 million and €55.1 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in the prior year, due to the closure of its international wholesale business and, to a lesser extent, the closure of operations in non-core countries.

Consolidated VTR Results.    Revenue for VTR in U.S. dollars increased $6.0 million, or 14.6%, from $41.2 million for the three months ended September 30, 2001 to $47.2 million for the three months ended September 30, 2002. Revenue for VTR in U.S. dollars increased $12.9 million, or 10.4%, from $123.9 million for the nine months ended September 30, 2001 to $136.8 million for the nine months ended September 30, 2002. On a functional currency basis, VTR's revenue increased CP5.8 billion, or 21.0%, from CP27.6 billion for the three months ended September 30, 2001 to CP33.4 billion for the three months ended September 30, 2002. On a functional currency basis, VTR's revenue increased CP16.5 billion, or 21.6%, from CP76.5 billion for the nine months ended September 30, 2001 to CP93.0 billion for the nine months ended September 30, 2002.

VTR Video.    Video revenue increased CP2.1 billion and CP5.8 billion for the three and nine months ended September 30, 2002, respectively, representing an increase of 12.0% and 11.6%, respectively, in video revenue compared to the prior periods, primarily due to an increase in the number of video subscribers from an average of approximately 433,800 subscribers for the nine months ended September 30, 2001, to an average of approximately 453,400 subscribers for the nine months ended September 30, 2002, as well as an increase in the average monthly revenue per video subscriber from CP13,158 ($19.63) and CP12,886 ($20.96) for the three and nine months ended September 30, 2001, respectively, to CP14,157 ($19.99) and CP13,772 ($20.29) for the three and nine months ended September 30, 2002, respectively.

VTR Voice.    Voice revenue increased CP2.5 billion and CP7.8 billion for the three and nine months ended September 30, 2002, respectively, representing an increase of 27.9% and 32.7%, respectively, in telephone revenue compared to the prior periods, primarily due to telephone subscriber growth (average of approximately 201,700 subscribers for the nine months ended September 30, 2002, compared to an average of approximately 147,500 subscribers for the nine months ended September 30, 2001), offset by lower average monthly revenue per telephone subscriber from CP16,316 ($24.36) and CP15,933 ($25.90) for the three and nine months ended September 30, 2001, respectively, to CP16,045 ($22.67) and CP15,352 ($22.61) for the three and nine months ended September 30, 2002, respectively, due to reduction of outgoing traffic because of a general contraction in the market.

VTR Internet.    Internet revenue accounted for CP1.2 billion and CP2.9 billion of the total revenue increase for the three and nine months ended September 30, 2002, respectively, representing an increase of 102.5% and 115.6%, respectively, in Internet revenue compared to the prior periods, primarily due to Internet subscriber growth (average of approximately 39,300 subscribers for the nine months ended September 30, 2002, compared to an average of approximately 14,500 subscribers for the nine months ended September 30, 2001), offset by lower average monthly revenue per Internet subscriber from period to period, due to less time spent on-line and heavy promotions.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(182,258)	$(197,888)	$(522,764)	$(650,080)
VTR	(19,615)	(18,353)	(57,052)	(55,054)
Austar United (1)	–	(41,938)	–	(131,600)
Other	(1,647)	(1,581)	(4,753)	(4,346)

Total operating expenses	$(203,520)	$(259,760)	$(584,569)	$(841,080)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Operating expense decreased $56.2 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and decreased $256.5 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to cost cutting, cost control, the deconsolidation of Austar United, the closure of our international wholesale voice and data business in Europe, the deconsolidation of Poland DTH and the closure of the sport channels in the central European region.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(83,421)	$(146,481)	$(284,118)	$(407,619)
VTR	(15,703)	(13,819)	(47,473)	(49,741)
Austar United (1)	–	(12,990)	–	(39,664)
Other	(5,504)	(4,509)	(13,041)	(21,439)

Total selling, general and administrative expenses	$(104,628)	$(177,799)	$(344,632)	$(518,463)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Selling, general and administrative expenses decreased $73.2 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and decreased $173.8 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to cost cutting, cost control, the deconsolidation of Austar United, the closure of our international wholesale voice and data business in Europe, the deconsolidation of Poland DTH and the closure of the sport channels in the central European region.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$76,794	$(32,808)	$187,017	$(135,579)
VTR	11,372	7,927	29,828	18,591
Austar United (1)	–	(10,387)	–	(36,129)
Corporate and other	(4,817)	(8,676)	(11,420)	(25,884)
Eliminations	1,500	2,100	4,500	6,300

Consolidated Adjusted EBITDA	$84,849	$(41,844)	$209,925	$(172,701)

Consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Operating income (loss)	$(123,195)	$(355,408)	$(376,008)	$(1,293,675)
Depreciation and amortization	201,173	275,578	538,810	823,824
Stock-based compensation (2)	8,261	3,850	25,618	982
Impairment and restructuring charges	(1,390)	34,136	21,505	296,168

Consolidated Adjusted EBITDA	$84,849	$(41,844)	$209,925	$(172,701)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.
(2)
Stock-based compensation for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 includes charges associated with fixed, or non-cash, stock option plans totaling $7.7 million, $6.6 million, $26.2 million and $24.3 million, respectively, and includes charges (credits) associated with phantom, or cash-based, stock option plans and retention bonuses totaling $0.6 million, $(2.7) million, $(0.6) million and $(23.3) million, respectively.

Adjusted EBITDA increased $126.7 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and increased $382.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, the details of which are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	(In thousands)
UPC Adjusted EBITDA:
Triple Play Distribution		$84,739		$40,849		$228,520		$100,740
Germany (1)		2,486		5,647		12,300		17,241
DTH (2)		(528)		142		162		(6,809)
Content (3)		–		(6,737)		–		(27,069)
Other		8,850		401		19,667		5,709

Total Distribution		95,547		40,302		260,649		89,812
Priority Telecom (4)		296		(28,540)		(5,246)		(70,863)
UPC Media (5)		193		(23,535)		(4,932)		(85,250)
Corporate and other		(18,342)		(20,135)		(60,754)		(66,578)

Consolidated UPC Adjusted EBITDA before management fees.		77,694		(31,908)		189,717		(132,879)
Management fees		(900)		(900)		(2,700)		(2,700)

Consolidated UPC Adjusted EBITDA		$76,794		$(32,808)		$187,017		$(135,579)

Consolidated UPC Adjusted EBITDA in euros		€78,094		€(36,834)		€200,402		€(152,010)

VTR Adjusted EBITDA:
Triple Play Distribution		$11,972		$8,527		$31,628		$20,391
Management fees		(600)		(600)		(1,800)		(1,800)

Consolidated VTR Adjusted EBITDA		$11,372		$7,927		$29,828		$18,591

Consolidated VTR Adjusted EBITDA in Chilean pesos	CP	8,033,519	CP	5,315,636	CP	20,286,344	CP	11,623,103

(1)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany (see Note 5), Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.

(2)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group effective December 7, 2001.

(3)
Content represents UPC's programming business in Poland, Wizja Sport, which was abandoned in December 2001.

(4)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(5)
UPC Media consists of UPC's converging chello broadband internet-content business and UPC's content and programming businesses.

Adjusted EBITDA for UPC in U.S. dollars increased $109.6 million, from negative $32.8 million for the three months ended September 30, 2001 to positive $76.8 million for the three months ended September 30, 2002. Adjusted EBITDA for UPC in U.S. dollars increased $322.6 million, from negative $135.6 million for the nine months ended September 30, 2001 to positive $187.0 million for the nine months ended September 30, 2002. On a functional currency basis, UPC's Adjusted EBITDA increased €114.9 million from negative €36.8 million for the three months ended September 30, 2001 to positive €78.1 million for the three months ended September 30, 2002 and increased €352.4 million from negative €152.0 million for the nine months ended September 30, 2001 to positive €200.4 million for the nine months ended September 30, 2002. UPC Distribution accounted for €50.9 million and €178.6 million of this increase for the three and nine months ended September 30, 2002, respectively, primarily due to cost cutting and cost control, improvements in processes and systems and organizational rationalization, improved gross margins brought about by continued negotiations with major vendors, successfully driving higher service penetration in existing customers and continuing to achieve increased average revenue per unit. UPC Media's Adjusted EBITDA increased €26.8 million and €90.3 million for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001, respectively, primarily due to continued focus on profitable revenue growth, cost reduction and the transfer of operating expenses associated with the provision of broadband Internet access services to UPC Distribution in December 2001. Compared to the prior periods, Priority Telecom's Adjusted EBITDA increased €32.5 million and €73.8 million, respectively, due to the termination of non-profitable business lines (the international wholesale voice and data business) and ceasing operations in non-profitable countries. In addition, strong cost control procedures have been put into place to reduce operating expenses. The remaining increase in UPC's Adjusted EBITDA is due to organizational rationalization and continued cost control at the corporate level.

Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $3.5 million, or 41.2%, from $8.5 million for the three months ended September 30, 2001 to $12.0 million for the three months ended September 30, 2002. Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $11.2 million, or 54.9%, from $20.4 million for the nine months ended September 30, 2001 to $31.6 million for the nine months ended September 30, 2002. On a functional currency basis, VTR's Adjusted EBITDA increased CP2.7 billion, or 50.9%, from CP5.3 billion for the three months ended September 30, 2001 to CP8.0 billion for the three months ended September 30, 2002 and increased CP8.7 billion, or 75.0%, from CP11.6 billion for the nine months ended September 30, 2001 to CP20.3 billion for the nine months ended September 30, 2002. The increase in VTR's video Adjusted EBITDA accounted for CP1.0 billion and CP3.1 billion of this increase for the three and nine months ended September 30, 2002, respectively, VTR's voice Adjusted EBITDA accounted for CP1.2 billion and CP3.7 billion of this increase for the three and nine months ended September 30, 2002, respectively, and VTR's Internet Adjusted EBITDA accounted for CP0.5 billion and CP1.9 billion of this increase for the three and nine months ended September 30, 2002, respectively. The positive results in VTR's Adjusted EBITDA are primarily due to lower churn, improved promotion of bundled services, lower costs for network energy and equipment maintenance, and improving margins as a result of the increased subscriber base and a reduction in bandwidth costs.

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(8,134)	$(7,606)	$(27,129)	$(448)
VTR	(122)	545	662	(1,253)
Austar United (1)	–	(816)	–	(4,010)
Other	(5)	4,027	849	4,729

Total stock-based compensation	$(8,261)	$(3,850)	$(25,618)	$(982)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Stock-based compensation increased $4.4 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and increased $24.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to fluctuations in the value of the common stock of our subsidiaries. Stock-based compensation is recorded as a result of applying variable-plan accounting to certain of our subsidiaries' stock-based compensation plans and vesting of certain of our subsidiaries' fixed stock-based compensation plans. The variable plans include the UPC phantom stock option plan, the chello phantom stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable-plan accounting, increases in the fair market value of these vested options result in compensation charges to the statement of operations, while decreases in the fair market value to these vested options will cause a reversal of previous charges taken. The fixed plans include the UPC stock option plan and the Austar United stock option plan.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(186,643)	$(233,630)	$(496,677)	$(686,971)
VTR	(13,679)	(13,245)	(39,278)	(40,712)
Austar United (1)	–	(26,352)	–	(85,773)
Other	(851)	(2,351)	(2,855)	(10,368)

Total	$(201,173)	$(275,578)	$(538,810)	$(823,824)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

UPC's depreciation and amortization expense in U.S. dollars decreased $47.0 million and $190.3 million for the three and nine months ended September 30, 2002, respectively, compared to the prior periods. On a functional currency basis, UPC's depreciation and amortization expense decreased €72.6 million from €262.4 million for the three months ended September 30, 2001 to €189.8 million for the three months ended September 30, 2002. UPC's depreciation and amortization expense decreased €233.3 million from €768.0 million for the nine months ended September 30, 2001 to €534.7 million for the nine months ended September 30, 2002. The decrease resulted primarily from the non-amortization of goodwill effective January 1, 2002, in accordance with SFAS 142. The reduction of goodwill amortization expense for the three and nine months ended September 30, 2001 was $139.9 million and $315.6 million, respectively, and the reduction of amortization of excess basis on equity method investments for the three and nine months ended September 30, 2001 was $10.8 million and $31.3 million, respectively.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(150,184)	$(198,391)	$(464,139)	$(615,306)
VTR	(3,632)	(3,261)	(12,230)	(14,535)
Austar United	–	(6,473)	–	(17,174)
Other	(3,396)	(56,746)	(19,338)	(164,903)

Total interest expense	$(157,212)	$(264,871)	$(495,707)	$(811,918)

Interest expense decreased $107.7 million and $316.2 million for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001, primarily due to the acquisition of the UGC Holdings 1998 Notes, Belmarken Notes and United UPC Bonds in connection with the merger transaction on January 30, 2002, as well as the deconsolidation of UAP and Austar United effective November 15, 2001. For consolidated financial reporting purposes, the UGC Holdings 1998 Notes, Belmarken Notes and United UPC Bonds were extinguished as a result of the merger transaction. Additional details of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Cash Pay:
UPC senior notes	$(43,750)	$(66,745)	$(116,254)	$(196,919)
UPC bank facilities	(56,366)	(53,337)	(174,059)	(194,998)
VTR bank facility	(2,610)	(1,764)	(8,398)	(9,538)
UAP, Austar United and other	(3,642)	(23,949)	(8,313)	(43,853)

	(106,368)	(145,795)	(307,024)	(445,308)

Non Cash:
UPC senior discount notes accretion	(47,615)	(60,361)	(154,097)	(177,866)
UGC Holdings senior discount notes accretion	(612)	(37,797)	(12,449)	(110,535)
Amortization of deferred financing costs	(2,617)	(7,041)	(17,745)	(35,102)
Belmarken Notes	–	(13,124)	(4,392)	(17,648)
UAP and other	–	(753)	–	(25,459)

	(50,844)	(119,076)	(188,683)	(366,610)

Total interest expense	$(157,212)	$(264,871)	$(495,707)	$(811,918)

Foreign Currency Exchange Gain (Loss), Derivative Losses and Other Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC	$(17,064)	$70,839	$317,519	$(113,595)
VTR	(42,514)	(56,222)	(70,144)	(105,483)
Austar United (1)	–	373	–	1,318
Other	(18,583)	35,633	10,343	(36,657)

Total	$(78,161)	$50,623	$257,718	$(254,417)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Foreign currency exchange gain (loss), derivative losses and other expenses decreased $128.8 million for the three months ended September 30, 2002, and increased $512.1 million for the nine months ended September 30, 2002, compared to the prior periods. The gain for the nine months ended September 30, 2002 resulted primarily from UPC's dollar-denominated debt, as the euro strengthened approximately 9.2% against the dollar during the period. The loss for the three months ended September 30, 2002 resulted primarily from VTR's dollar-denominated debt, as the dollar strengthened approximately 8.8% against the Chilean peso during the period.

Minority Interests in Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Accrual of dividends on UPC convertible preference shares and other	$(40,514)	$(21,320)	$(78,314)	$(67,348)
UPC	–	–	–	54,050
UAP, Austar United and other subsidiaries	(4,936)	41,317	(9,548)	138,648

Total minority interests in subsidiaries	$(45,450)	$19,997	$(87,862)	$125,350

The minority interests' share of losses decreased $65.4 million and $213.2 million for the three and nine months ended September 30, 2002, respectively, compared to the prior periods, primarily due to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001, as well as the deconsolidation of UAP effective November 15, 2001. We cannot allocate a portion of UPC's net losses to the minority shareholders once the minority shareholders' common equity basis has been exhausted. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity or until additional equity is contributed by third-party investors.

Share in Results of Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC's affiliates	$2,733	$(40,659)	$(32,883)	$(97,071)
Austar United's affiliates (1)	–	(10,805)	–	(24,444)
UAP and other	(763)	(784)	(42,895)	(1,222)

Total share in results of affiliates	$1,970	$(52,248)	$(75,778)	$(122,737)

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001.

Losses from recording our share in results of affiliates decreased $54.2 million for the three months ended September 30, 2002 compared to the same period in the prior year and decreased $47.0 million for the nine months ended September 30, 2002 compared to the same period in the prior year, primarily as a result of the basis in UPC's investments reduced to nil under the equity method of accounting. For the nine months ended September 30, 2002, the Company recorded equity in losses of $38.9 million related to its investment in UAP.

Extraordinary Gain on Extinguishment of Debt

As part of our recapitalization, we purchased certain debt securities of our subsidiaries at fair value, including the United UPC Bonds, Belmarken Notes and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the Belmarken Notes) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes we recognized an extraordinary gain of approximately $1.647 billion (net of income tax) from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

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

	Inception to December 31, 2001	Nine Months Ended September 30, 2002	Total
	(In millions)
United and UGC Holdings Corporate
Financing Sources:
Debt	$1,347.0	$102.7	$1,449.7
Equity	1,717.7	200.0	1,917.7
Asset sales, dividends and note payments	376.6	–	376.6
Interest income and other	237.4	27.8	265.2

Total sources	3,678.7	330.5	4,009.2

Application of Funds:
Investment in:
UPC	(717.8)	–	(717.8)
Asia/Pacific	(422.2)	(0.8)	(423.0)
Latin America	(961.9)	(81.7)	(1,043.6)
Other	(89.8)	8.1	(81.7)

Total	(2,191.7)	(74.4)	(2,266.1)
Loan to Liberty	(287.6)	287.6	–
Repayment of bonds	(793.4)	(530.1)	(1,323.5)
Offering and merger costs	(118.6)	(13.9)	(132.5)
Litigation settlement	195.4	–	195.4
Purchase of treasury shares	–	(5.1)	(5.1)
Corporate and other	(222.1)	(41.1)	(263.2)

Total uses	(3,418.0)	(377.0)	(3,795.0)

Period change in cash	260.7	(46.5)	214.2
Cash, beginning of period	–	260.7	–

Cash, end of period	$260.7	$214.2	214.2

United's Subsidiaries
Cash, end of period:
UPC			314.1
VTR			27.3
Other			1.3

	Total United's subsidiaries		342.7

Total consolidated cash, cash equivalents, restricted cash and short-term liquid investments as of September 30, 2002			$556.9

United Corporate.    At the corporate level, we had working capital of $230.0 million as of September 30, 2002, which includes restricted cash of $31.9 million. We have notes payable to Liberty due January 30, 2003 with a principal balance totaling $102.7 million, and we have committed to purchase up to €100.0 million of New UPC common stock or assets as part of UPC's restructuring (subject to reduction if UPC sells any assets, raises any non-dilutive capital prior to the closing of the restructuring or if the third-party bondholders participate pro rata in the equity issuance). Liberty has agreed in principle to extend for one year the maturity of that portion of its loan to us that equals the amount we pay to purchase New UPC common stock or assets, if any, as part of UPC's restructuring. Other uses of cash in the next year include funding of approximately $25.0 million to meet the existing growth plans and liquidity needs of our systems in Latin America and approximately $25.0 million for general corporate purposes. We may need to raise capital through debt or equity financings or the sale of non-strategic assets, reduce spending, and/or restructure the terms of our debt in order to meet our commitments over the next year.

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

Our common stock trades on the Nasdaq National Market under the symbol "UCOMA". Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. The minimum bid applicable to us for continued listing under Standard Two of the Nasdaq National Market is $3.00. On August 14, 2002, Nasdaq informed us that we would be delisted on November 12, 2002, if our common shares did not trade for 10 consecutive trading days above $3.00 during a 90-day cure period. Although anticipated, as of November 14, 2002 we have not received additional correspondence from Nasdaq. If we are delisted from the Nasdaq National Market, we intend to appeal Nasdaq's ruling. If unsuccessful, we will apply for listing on the Nasdaq Small Cap Market. We do not expect this issue to affect our normal course of business.

UPC.    The report of UPC's previous independent public accountants, Arthur Andersen, on UPC's consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, "...the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern". UPC continues to incur substantial operating losses and negative cash flows from operations, which have been driven by UPC's continuing development efforts, including the introduction of new services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. We expect UPC to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. As of September 30, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow were sufficient to fund its expenditures and service its indebtedness over the next year. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, Belmarken Notes and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the Belmarken Notes and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover its assets and satisfy its liabilities in the normal course of business. During 2001, UPC reviewed its current and long-range plan for all segments of its business and engaged a strategic consultant to assist it in the process. UPC worked extensively with this consultant to revise its strategic and operating plans, no longer focusing on an aggressive digital roll out, but on increasing sales of products and services that have better gross margins and profitability. The revised business plan focuses on improved average revenue per subscriber and margins, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and products with positive net present values.

Given UPC's funding requirements and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make these interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002 and November 1, 2002, UPC failed to make required interest payments in the aggregate amount of $35.3 million and $122.0 million, respectively, on its outstanding 10.875% Senior Notes due 2007, 11.25% Senior Notes due 2009, 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. As of November 14, 2002, UPC had not made these payments, and neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 interest payments on certain of its outstanding senior notes gave rise to potential cross events of default under the following credit and loan facilities:

  •
  UPC Distribution Bank Facility;

  •
  EWT Facility; and

  •
  Belmarken Notes.

On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Belmarken Notes for the potential cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults. During the period from June 4, 2002 through September 27, 2002, UPC received periodic waivers from the bank lenders and us.

On July 30, 2002, UPC transferred 22.3% of the outstanding shares of UPC Germany to the remaining minority interest holders in UPC Germany. Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist. The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution, which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Belmarken Notes are secured by pledges over the stock of Belmarken, UPC's wholly-owned subsidiary, UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband. The occurrence of matured cross events of default under such facilities would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

On September 30, 2002, we, UPC and members of the Bondholder Committee signed definitive agreements for the recapitalization of UPC. If completed under its current terms, the recapitalization will substantially delever UPC's consolidated balance sheet through the judicially supervised conversion of the Belmarken Notes (approximately $927.8 million accreted value), UPC's senior notes and senior discount notes (approximately $4.3 billion accreted value) and accrued interest (approximately $313.8 million) into new common stock issued by New UPC. Key terms of the agreement are as follows:

  •
  We will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for the United UPC Bonds (approximately $1.5 billion accreted value) and the Belmarken Notes (approximately $927.8 million accreted value);

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for their UPC notes (approximately $2.8 billion accreted value);

  •
  UPC's existing preferred and ordinary shareholders, including us, will receive approximately 2.0% of New UPC's pro forma equity;

  •
  We will purchase up to €100.0 million in New UPC common stock or assets at the consummation of the UPC restructuring, subject to reduction on a euro-for-euro basis if UPC sells any assets or raises any non-dilutive capital in the interim. The noteholders (other than us and our subsidiaries) will have the option to participate pro rata in the equity issuance; and

  •
  The third party noteholders will have certain board representation and protective minority rights in New UPC.

  •
  An agreement by the parties (other than UPC) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Belmarken Notes while the restructuring remains in effect.

In order to facilitate the recapitalization, UPC's senior bank lenders have agreed to extend until March 31, 2003, the waivers of the defaults arising as a result of UPC's decision not to make interest payments under its senior notes. The bank waiver includes amendments to the UPC Distribution Bank Facility to:

  •
  increase and extend the maximum permitted ratios of senior debt to annualized EBITDA and lower and extend the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the UPC Distribution Bank Facility to €3.5 billion, and

  •
  require UPC to inject €125.0 million in cash to UPC Distribution on or before March 31, 2003.

In order to ensure an efficient and effective recapitalization, in accordance with the terms of the restructuring agreement, UPC intends to file a voluntary case for reorganization under Chapter 11 of the United States Bankruptcy Code and will file a plan of reorganization and disclosure statement as soon as practicable. Either simultaneously with or following the Chapter 11 case, UPC will voluntarily file a petition for moratorium in the Netherlands Court. UPC expects a plan of reorganization will be approved that agrees with the recapitalization terms contained in the restructuring agreement. Completion of the recapitalization will be conditional upon receiving the appropriate creditor consents. The parties are working towards completion of the recapitalization by the end of the first quarter of 2003. If the restructuring is not consummated by March 31, 2003, UPC will need to obtain funding from other external sources or sell assets in order to meet its €125.0 million commitment to UPC Distribution under the amendment to the UPC Distribution Bank Facility. If UPC is not able to complete the restructuring contemplated by the restructuring agreement, UPC may be required to liquidate or take other restructuring actions. These actions may have a material adverse effect on UPC's financial condition and results of operations and the value of its debt and equity securities.

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

VTR.    The report of VTR's previous independent public accountants, Arthur Andersen, on VTR's consolidated financial statements as of and for the year ended December 31, 2001, includes a paragraph that states, in part, "... the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern ...". On May 29, 2002, VTR and VTR's senior lenders entered into an amendment to VTR's existing $176.0 million senior secured credit facility, extending the maturity date of the loans under the facility until April 29, 2003. The amendment also establishes new financial covenant levels consistent with VTR's current projections. In connection with the amendment, UGC Holdings funded $26.0 million in capital contributions to VTR, the proceeds of which were used to prepay the senior loans down to $150.0 million. UGC Holdings also funded another $23.0 million to VTR and committed to fund an additional $10.0 million during 2002 for VTR's general working capital. United Latin America, Inc., a wholly-owned subsidiary of ours and 100% indirect owner of VTR, is required to fund amounts to VTR in the future if VTR fails to maintain its senior leverage ratio. Pursuant to the amendment, VTR is required to (a) consummate a Chilean bank and/or bond financing of not less than $50.0 million and (b) subject to certain conditions, make further loan prepayments totaling $12.0 million by January 31, 2003, and, under certain circumstances, pay a higher interest rate on the remaining loans. Although VTR believes it can consummate a Chilean bank financing, there can be no assurance in this regard. If VTR successfully completes a local financing, the maturity of the VTR Bank Facility is expected to be extended for approximately four years. Without the proceeds from a local financing, VTR will need to refinance the remaining balance of the VTR Bank Facility prior to its due date of April 29, 2003. If unsuccessful, VTR will need to obtain funding from other external sources or sell assets in order to repay the VTR Bank Facility when due. There can be no assurance that a local financing or refinancing of the VTR Bank Facility will occur on terms that are satisfactory to VTR or us or at all.

Statements of Cash Flows

We had cash and cash equivalents of $403.4 million as of September 30, 2002, a decrease of $516.7 million from $920.1 million as of December 31, 2001. Cash and cash equivalents of $956.4 million as of September 30, 2001 represented a decrease of $920.4 million from $1,876.8 million as of December 31, 2000.

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities	$(306,432)	$(619,310)
Cash flows from investing activities	(220,368)	(980,289)
Cash flows from financing activities	(20,062)	717,420
Effect of exchange rates on cash	30,098	(38,201)

Net increase in cash and cash equivalents	(516,764)	(920,380)
Cash and cash equivalents at beginning of period	920,140	1,876,828

Cash and cash equivalents at end of period	$403,376	$956,448

Nine Months Ended September 30, 2002.    Principal sources of cash during the nine months ended September 30, 2002 included $200.0 million from the issuance of our common stock, $102.7 million of loan proceeds from a note payable to Liberty, $38.4 million of restricted cash released, $30.1 million positive exchange rate effect on cash, $11.3 million of dividends received from affiliates, $9.2 million of proceeds from short-term and long-term borrowings and $13.5 million from other investing and financing activities. Principal uses of cash during the nine months ended September 30, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United, $234.1 million of capital expenditures, $82.1 million for the repayment of debt, $25.6 million of net purchases of short-term liquid investments, $21.1 million for the acquisition of UPC's remaining 30.0% interest in AST Romania, $18.3 million for financing costs, $306.4 million for operating activities and $2.7 million for other investing and financing activities.

Nine Months Ended September 30, 2001.    The principle source of cash during the nine months ended September 30, 2001 was proceeds from the Belmarken Notes of $856.8 million. Additional sources of cash included $584.1 million of borrowings on the UPC Distribution Bank Facility, $274.7 million of net proceeds from the sale of short-term liquid investments, $4.6 million from the exercise of stock options and $9.3 million from affiliate dividends and other investing and financing sources. Principal uses of cash during the nine months ended September 30, 2001 included $706.5 million for the repayment of debt, $703.3 million of capital expenditures, $274.6 million in loans to Liberty and other affiliates and $38.2 million negative exchange rate effect on cash. Additional uses of cash included $98.4 million cash put on deposit with one of the institutions that hold the United 1999 Notes, $87.5 million put on deposit as collateral for our forward foreign exchange contracts and for the VTR Bank Facility, $59.8 million for investments in affiliates, $39.9 million for new acquisitions, $22.4 million for financing costs and $619.3 million for operating activities.

New Accounting Principles

In April 2002, the FASB issued SFAS 145. Under this new standard, among other things, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet the narrow criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and must be adopted with retroactive effect. We will adopt such standard in fiscal 2003 in accordance with the effective date and transaction guidance provided for in SFAS 145. We are currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on our financial position and results of operations.

In June 2002, the FASB issued SFAS 146, which requires the liability for a cost associated with an exit activity, including restructuring, or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. Additionally, SFAS 146 requires subsequent adjustment to the recorded liability for changes in estimated cash flows. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on our financial position and results of operations.

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

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' deficit until such time as the stock is sold, at which time the unrealized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at September 30, 2002 included the following:

	Number of Shares	Fair Value September 30, 2002
		(In thousands)
PrimaCom	4,948,039	$1,656
SBS	6,000,000	$78,720

We are also exposed to equity price fluctuations related to UPC's debt that is convertible into UPC ordinary shares, such as the UPC FiBI Loan and the Belmarken Notes.

Impact of Foreign Currency Rate Changes

The functional currency of UPC and VTR is the euro and Chilean peso, respectively. We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. Our exposure to foreign exchange rate fluctuations also arises from items such as notes payable, the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate
	Euro	Chilean Peso
December 31, 2001	1.1189	661.15
September 30, 2002	1.0155	748.73
% Strengthening (Devaluation) 2001 to 2002	9.2%	(13.2%	)
	Three Month Average Rate			Nine Month Average Rate
	Euro	Chilean Peso		Euro	Chilean Peso
September 30, 2002	1.0168	708.28		1.0716	679.49
September 30, 2001	1.1233	670.27		1.1212	617.07
% Strengthening (Devaluation) 2001 to 2002	9.5%	(5.7%	)	4.4%	(10.1%	)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
UPC:
Revenue	$335,239	$304,855	$969,470	$924,372

Adjusted EBITDA	$76,794	$(32,808)	$187,017	$(135,579)

Revenue based on prior year exchange rates (1)	$303,456		$933,019

Adjusted EBITDA based on prior year exchange rates (1)	$69,522		$178,739

Revenue impact (2)	$31,783		$36,451

Adjusted EBITDA impact (2)	$7,272		$8,278

VTR:
Revenue	$47,168	$41,244	$136,815	$123,933

Adjusted EBITDA	$11,372	$7,927	$29,828	$18,591

Revenue based on prior year exchange rates (1)	$49,842		$150,654

Adjusted EBITDA based on prior year exchange rates (1)	$11,986		$32,875

Revenue impact (2)	$(2,674)		$(13,839)

Adjusted EBITDA impact (2)	$(614)		$(3,047)

(1)
Represents the current period functional currency amounts translated at the 2001 average exchange rates for the same period in the prior year.
(2)
Represents the difference between the current period U.S. dollar reported amount translated at the current period average exchange rate, and the current period U.S. dollar reported amount translated at the average exchange rate for the same period in 2001. Amounts give effect to the impact of the difference in average exchange rates on the current period reported amounts.

The table below represents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the three quarters ended September 30, 2002 and 2001.

	For the Three Months Ended
	March 31,		June 30,		September 30,
	2002	2001	2002	2001	2002	2001
	(In thousands)
Foreign currency translation adjustments	$42,529	$(43,753)	$(454,297)	$46,833	$(24,697)	$(125,208)

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	September 30, 2002
			December 31, 2001
		Related Party (3)
	Third Party		Third Party	Related Party
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC 10.875% dollar Senior Notes due 2009 (1)	$520,483	$241,181	$558,842	$241,190	(4)
UPC 12.5% dollar Senior Discount Notes due 2009 (1)	400,398	188,423	365,310	171,911	(4)
UPC 10.875% dollar Senior Notes due 2007 (1)	113,768	56,142	143,864	56,144	(4)
UPC 11.25% dollar Senior Notes due 2009 (1)	113,588	124,651	125,967	124,586	(4)
UPC 13.375% dollar Senior Discount Notes due 2009 (1)	249,199	114,433	227,424	103,798	(4)
UPC 11.25% dollar Senior Notes due 2010 (1)	356,528	208,822	387,697	208,709	(4)
UPC 11.5% dollar Senior Notes due 2010 (1)	145,059	83,198	215,067	83,153	(4)
UPC 13.75% dollar Senior Discount Notes due 2010 (1)	476,664	245,149	442,129	221,822	(4)
UPC Polska Senior Discount Notes (1)	378,768	–	343,323	–
Belmarken Notes (1)	–	927,717	–	887,315	(4)
VTR Bank Facility (2)	150,000	–	176,000	–
Intercompany Loan to VTR (2)	–	214,971	–	347,971	(3)

	$2,904,455	$2,404,687	$2,985,623	$2,446,599

(1)
Functional currency of UPC is Euros
(2)
Functional currency of VTR is Chilean Pesos.
(3)
Held by United and eliminated in consolidation.
(4)
Held by Liberty.

Derivative Instruments

We use derivative instruments from time to time to manage interest rate risk on our floating-rate debt facilities and reduce our exposure to foreign currency exchange rate risk. In connection with certain borrowings, UPC has entered into both cross-currency and interest rate derivative contracts, providing economic hedges to both currency and interest rate exposure. The following table details the fair value of these derivative instruments outstanding by their related borrowings.

Borrowing	September 30, 2002	December 31, 2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate derivative contract	$–	$90,925
UPC October 1999 Senior Notes cross currency/interest rate derivative contract	–	49,622
UPC January 2000 Senior Notes cross currency/interest rate derivative contract.	–	32,837
UPC Distribution Bank Facility cross currency/interest rate derivative contract	(69,346)	(42,064)

Total derivative (liabilities) assets, net	$(69,346)	$131,320

The contract on the UPC Distribution Bank Facility swaps include an interest rate swap of €13.8 million, which qualifies as an accounting cash flow hedge. Accordingly, changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of stockholders' deficit. The remaining instruments are reported at their fair value each period with the corresponding gain or loss recorded as part of foreign currency exchange gain (loss), derivative losses and other income (expense) in the condensed consolidated statement of operations. The fair values consider all rights and obligations of the respective instruments, including the set-off provisions. In the statement of operations for the three months ended September 30, 2002 and 2001, UPC recorded a gain (loss) of $1.0 million and $(75.8) million, respectively, and for the nine months ended September 30, 2002 and 2001, UPC recorded a gain (loss) of $(157.8) million and $(167.9) million, respectively.

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the nine months ended September 30, 2002. Contractual maturities may differ from the information shown in the table below.

	September 30, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 Notes (dollar)	$23,685	$9,358	(1)	$–	$–	$–	$–	$–	$23,685	$23,685
Average interest rate	10.75%	36.17%
Variable rate UPC Senior Notes due 2009 (dollar)	$520,483	$26,602	(1)	520,483	–	–	–	–	–	520,483
Average interest rate	10.875%	150.48%
Fixed rate UPC Senior Notes due 2009 (euro)	$140,997	$8,047	(1)	140,997	–	–	–	–	–	140,997
Average interest rate	10.875%	150.48%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$400,398	$19,992	(1)	400,398	–	–	–	–	–	400,398
Average interest rate	12.5%	90.79%
Variable rate UPC Senior Notes due 2007 (dollar)	$113,768	$6,110	(1)	113,768	–	–	–	–	–	113,768
Average interest rate	10.875%	196.79%
Fixed rate UPC Senior Notes due 2007 (euro)	$37,272	$2,339	(1)	37,272	–	–	–	–	–	37,272
Average interest rate	10.875%	196.79%
Variable rate UPC Senior Notes due 2009 (dollar)	$113,588	$5,989	(1)	113,588	–	–	–	–	–	113,588
Average interest rate	11.25%	199.90%
Fixed rate UPC Senior Notes due 2009 (euro)	$37,609	$2,335	(1)	37,609	–	–	–	–	–	37,609
Average interest rate	11.25%	199.90%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$249,199	$13,128	(1)	249,199	–	–	–	–	–	249,199
Average interest rate	13.375%	86.24%
Fixed rate UPC Senior Discount Notes due 2009 (euro)	$89,024	$4,898	(1)	89,024	–	–	–	–	–	89,024
Average interest rate	13.375%	86.24%
Fixed rate UPC Senior Notes due 2010 (dollar)	$356,528	$18,376	(1)	356,528	–	–	–	–	–	356,528
Average interest rate	11.25%	153.95%
Fixed rate UPC Senior Notes due 2010 (euro)	$81,276	$4,896	(1)	81,276	–	–	–	–	–	81,276
Average interest rate	11.25%	153.95%
Fixed rate UPC Senior Notes due 2010 (dollar)	$145,059	$8,230	(1)	145,059	–	–	–	–	–	145,059
Average interest rate	11.50%	156.54%
Fixed rate UPC Senior Discount Notes due 2010 (dollar)	$476,664	$26,636	(1)	476,664	–	–	–	–	–	476,664
Average interest rate	13.75%	81.25%

	September 30, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UPC FiBI Loan (dollar)	$53,439	$–	(2)	53,439	–	–	–	–	–	53,439
Average interest rate	10.00%	–
Fixed rate UPC Polska Senior Discount Notes	$378,768	$25,517	(1)	–	14,509	–	–	–	364,259	378,768
Average interest rate	7.00-14.5%	7.00-14.5%
Variable rate UPC Bank Facility	$3,080,090	$3,080,090	(3)	3,080,090	–	–	–	–	–	3,080,090
Average interest rate	6.97%	6.97%
Notes payable to Liberty	$102,728	$102,728	(3)	–	102,728	–	–	–	–	102,728
Average interest rate	8.00%	8.00%
VTR Bank Facility	$150,000	$150,000	(3)	–	150,000	–	–	–	–	150,000
Average interest rate	7.47%	7.47%
Capital leased obligations	$48,667	$48,667	(3)	768	4,855	4,946	4,783	4,803	28,512	48,667
Average interest rate	various	various
Other debt	$25,368	$25,368	(3)	809	24,559	–	–	–	–	25,368
Average interest rate	various	various

Total debt	$6,624,610	$3,589,306		5,896,971	296,651	4,946	4,783	4,803	416,456	6,624,610

Operating leases				92,662	54,118	52,955	52,352	93,275	72,753	418,115
Other commitments				37,939	14,640	14,640	14,640	6,595	11,518	99,972

	Total commitments			130,601	68,758	67,595	66,992	99,870	84,271	518,087

	Total debt and commitments			$6,027,572	$365,409	$72,541	$71,775	$104,673	$500,727	$7,142,697

(1)  Fair value is based upon recent bid prices.

(2)  Fair value approximates nil, due to under water convertibility feature.

(3)  Fair value approximates book value in the absence of quoted market prices.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Please refer to Note 3 to the Company's condensed consolidated financial statements, which is incorporated herein by reference.

Item 5. Other Information

Summary Operating Data

The following tables present certain customer data as of September 30, 2002 and 2001.

Grand Total Triple Play (Video, Voice and Internet) Revenue Generating Units ("RGUs")

September 30, 2002
Grand Total Aggregate RGUs	13,084,400

Grand Total Consolidated RGUs (1)	8,729,100

Grand Total Proportionate RGUs (2)	5,938,500

Operating System Data – Video

	September 30, 2002
	United Ownership	System Ownership	Homes in Service Area	Homes Passed by Network	Two-way Homes Passed (3)	Analog Cable Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,649,200	2,519,000	2,240,200	2,335,600	57,600	–	2,393,200
Germany (4)	13.3-15.2%	25.0-28.7%	2,757,500	2,677,700	478,100	1,887,800	12,100	–	1,899,900
Poland	13.3-53.1%	25.0-100.0%	1,865,800	1,865,800	184,600	986,400	–	585,500	1,571,900
Hungary	52.5-53.1%	98.9-100.0%	1,001,100	952,800	481,800	674,100	–	64,600	738,700
Israel (5)	24.7%	46.6%	670,300	667,400	425,000	403,000	180,200	–	583,200
Austria	50.4%	95.0%	1,081,400	923,300	920,100	497,300	14,200	–	511,500
France	48.9%	92.0%	2,656,600	1,340,400	647,200	459,300	8,400	–	467,700
Norway	53.1%	100.0%	529,000	480,900	174,400	335,400	30,500	–	365,900
Czech Republic	53.0-53.1%	99.9-100%	912,900	681,400	238,300	302,700	–	42,700	345,400
Romania	27.1-53.1%	51.0-100.0%	659,600	458,400	–	321,600	–	–	321,600
Slovak Republic	53.1%	100.0%	517,800	379,100	17,300	296,700	–	8,900	305,600
Sweden	53.1%	100.0%	770,000	421,600	254,200	269,900	13,600	–	283,500
Belgium	53.1%	100.0%	530,000	152,600	152,600	127,400	–	–	127,400
Malta	26.6%	50.0%	187,500	187,500	82,100	94,800	–	–	94,800

Total			16,788,700	13,707,900	6,295,900	8,992,000	316,600	701,700	10,010,300

Latin America:
Chile	100.0%	100.0%	2,350,000	1,691,000	951,900	454,700	–	8,100	462,800
Mexico	90.3%	90.3%	395,300	290,500	123,500	78,900	–	–	78,900
Brazil (TV Show Brasil)	100.0%	100.0%	650,000	463,000	463,000	8,800	8,800	–	17,600
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	15,300	–	–	15,300
Peru	100.0%	100.0%	140,000	65,800	28,300	11,500	–	–	11,500

Total			3,605,500	2,578,200	1,566,700	569,200	8,800	8,100	586,100

Asia/Pacific:
Australia	55.8%	100.0%	2,085,000	2,083,100	–	35,600	–	371,000	406,600
Philippines (6)	19.6%	49.0%	600,000	585,900	29,500	165,300	–	–	165,300
New Zealand	23.2%	41.6%	179,400	154,700	154,700	35,000	–	–	35,000

Total			2,864,400	2,823,700	184,200	235,900	–	371,000	606,900

Aggregate Video			23,258,600	19,109,800	8,046,800	9,797,100	325,400	1,080,800	11,203,300

Consolidated Video (1)			16,313,400	12,395,100	6,753,900	7,081,400	133,100	124,300	7,338,800

Proportionate Video (2)			12,286,900	9,725,600	4,555,300	4,469,700	120,300	354,600	4,944,600

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
(4)
Includes 303,900 subscribers in The Netherlands. PrimaCom statistics are as of June 30, 2002.
(5)
Israel statistics are as of March 31, 2002.
(6)
Philippines statistics are as of June 30, 2002.

Summary Operating Data

Operating System Data – Voice

	September 30, 2002
				Subscribers		Lines
	United Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.1%	100.0%	1,581,000	176,900	–	214,000	–
Austria	50.4%	95.0%	899,700	144,800	–	146,100	–
Hungary	52.5-53.1%	98.9-100.0%	84,900	65,100	–	71,400	–
France	48.9%	92.0%	647,200	54,300	–	56,100	–
Norway	53.1%	100.0%	129,900	20,200	–	22,500	–
Czech Republic	53.0-53.1%	99.9-100%	17,700	3,200	–	3,200	–
Germany – (EWT/TSS)	15.2%	28.7%	1,300	100	–	100	–
Priority Telecom (3)	42.0%	79.1%	7,900	–	7,900	–	7,900

Total			3,369,600	464,600	7,900	513,400	7,900

VTR:
Chile	100.0%	100.0%	951,900	215,200	2,700	241,500	4,700

Austar United:
New Zealand (4)	23.2%	41.6%	154,700	179,200	43,800	59,600	60,500
Australia	55.8%	100.0%	–	21,200	–	21,200	–

Total			154,700	200,400	43,800	80,800	60,500

Aggregate Voice			4,476,200	880,200	54,400	835,700	73,100

Consolidated Voice (1)			4,320,200	679,700	10,600	754,800	12,600

Proportionate Voice (2)			2,724,400	509,100	16,200	533,300	22,000

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.
(3)
Priority Telecom statistics are as of March 31, 2002.
(4)
Includes both local and long distance subscribers. A subscriber with both local and long distance service is counted twice.

Operating System Data – Internet

	September 30, 2002
	United Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,317,600	293,400
Austria	50.4%	95.0%	920,100	163,000
Sweden	53.1%	100.0%	254,200	55,600
Germany (3)	13.3-15.2%	25.0-28.7%	478,100	45,800
Norway	53.1%	100.0%	174,400	27,700
Hungary	52.5-53.1%	98.9-100.0%	402,800	22,200
Belgium	53.1%	100.0%	152,600	21,900
France	48.9%	92.0%	647,200	20,000
Poland	53.1%	100.0%	184,600	11,700
Czech Republic	53.0-53.1%	99.9-100.0%	238,300	11,500
Malta	26.6%	50.0%	82,100	9,200
chello broadband subscribers outside of UPC's network	53.1%	100.0%	11,700	11,700

Total			5,863,700	693,700

Latin America:
Chile	100.0%	100.0%	924,000	59,100
Mexico	90.3%	90.3%	123,500	3,900
Peru	100.0%	100.0%	28,300	1,600
Uruguay	100.0%	100.0%	6,500	400
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	200

Total			1,545,300	65,200

Austar United:
New Zealand	23.2%	41.6%	154,700	132,700
Australia	55.8%	100.0%	–	54,900

Total			154,700	187,600

Aggregate Internet			7,563,700	946,500

Consolidated Internet (1)			6,725,300	700,000

Proportionate Internet (2)			4,419,200	468,600

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.
(3)
PrimaCom statistics are as of June 30, 2002.

Operating System Data – Content

	September 30, 2002
	United Ownership	System Ownership	Subscribers
UPC:
UPCtv	53.1%	100.0%	11,722,000
Spain/Portugal	26.6%	50.0%	9,526,000
MTV Joint Venture	26.6%	50.0%	3,062,000

Total			24,310,000

MGM Networks LA:
Latin America	50.0%	50.0%	14,348,100

Austar United:
Australia	27.9%	50.0%	7,175,100

Aggregate Content			45,833,200

Consolidated Content (1)			11,722,000

Proportionate Content (2)			18,742,600

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Grand Total Triple Play (Video, Voice and Internet) Revenue Generating Units

September 30, 2001
Grand Total Aggregate RGUs	12,030,900

Grand Total Consolidated RGUs (1)	9,760,900

Grand Total Proportionate RGUs (2)	5,873,900

Operating System Data – Video

	September 30, 2001
	United Ownership	System Ownership	Homes in Service Area	Homes Passed by Network	Two-way Homes Passed (3)	Analog Cable Subscribers	Digital Cable Subscribers	Digital DTH Subscribers	Total Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,644,500	2,514,500	2,209,300	2,328,600	40,300	–	2,368,900
Germany (4)	13.3-27.1%	25.0-51.0%	2,641,200	2,641,200	430,100	1,894,900	6,900	–	1,901,800
Poland	53.1%	100.0%	1,851,800	1,851,800	181,000	1,007,400	–	311,400	1,318,800
Hungary	52.5-53.1%	98.9-100.0%	1,001,100	910,600	362,800	653,600	–	51,200	704,800
Austria	50.4%	95.0%	1,081,400	923,300	920,100	493,200	–	–	493,200
Israel	24.7%	46.6%	680,000	660,400	405,000	426,800	–	–	426,800
France	48.9%	92.0%	2,656,500	1,290,700	536,700	425,100	8,800	–	433,900
Czech Republic	53.0-53.1%	99.9-100%	913,000	786,400	179,300	342,700	–	38,600	381,300
Norway	53.1%	100.0%	529,000	476,300	155,300	332,200	–	–	332,200
Slovak Republic	50.4-53.1%	95.0-100. %	517,800	373,200	17,300	305,500	–	11,800	317,300
Romania	27.1-37.2%	51.0-70.0%	648,500	450,700	–	289,100	–	–	289,100
Sweden	53.1%	100.0%	770,000	421,600	244,400	260,900	–	–	260,900
Belgium	53.1%	100.0%	530,000	152,300	152,300	122,400	–	–	122,400
Malta	26.6%	50.0%	184,500	182,800	35,000	91,000	–	–	91,000

Total			16,649,300	13,635,800	5,828,600	8,973,400	56,000	413,000	9,442,400

Latin America:
Chile	100.0%	100.0%	2,350,000	1,652,100	836,300	436,400	–	8,700	445,100
Mexico	90.3%	90.3%	395,300	277,700	87,300	75,800	–	–	75,800
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	–	16,900	–	–	16,900
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	390,000	–	15,100	–	–	15,100
Peru	100.0%	100.0%	140,000	64,500	–	8,700	–	–	8,700

Total			3,418,500	2,452,200	923,600	552,900	–	8,700	561,600

Asia/Pacific:
Australia	81.3%	100.0%	2,085,000	2,083,100	–	56,400	–	378,300	434,700
Philippines	19.6%	49.0%	600,000	517,500	29,500	181,600	–	–	181,600
New Zealand	40.7%	50.0%	146,900	128,200	128,200	26,000	–	–	26,000

Total			2,831,900	2,728,800	157,700	264,000	–	378,300	642,300

Aggregate Video			22,899,700	18,816,800	6,909,900	9,790,300	56,000	800,000	10,646,300

Consolidated Video (1)			18,895,700	15,055,200	5,806,900	7,666,400	49,100	800,000	8,515,500

Proportionate Video (2)			12,610,300	10,134,300	3,727,000	4,495,400	26,600	535,700	5,057,700

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
(4)
Includes 299,900 subscribers in The Netherlands.

Operating System Data – Voice

	September 30, 2001
				Subscribers		Lines
	United Ownership	System Ownership	Homes Serviceable
				Residential	Business	Residential	Business
UPC:
The Netherlands	53.1%	100.0%	1,539,100	166,200	–	207,300	–
Austria	50.4%	95.0%	899,700	130,200	–	131,300	–
Hungary	52.5-53.1%	98.9-100.0%	84,900	67,300	–	72,700	–
France	48.9%	92.0%	536,700	59,800	–	62,400	–
Norway	53.1%	100.0%	121,300	18,600	–	20,200	–
Czech Republic	53.0-53.1%	99.9-100%	17,700	3,400	–	3,400	–
Germany	27.1%	51.0%	1,300	100	–	100	–
Priority Telecom	53.1%	100.0%	7,200	–	7,200	–	7,200

Total			3,207,900	445,600	7,200	497,400	7,200

VTR:
Chile	100.0%	100.0%	836,300	171,300	1,700	190,100	3,400

Austar United:
New Zealand	40.7%	50.0%	128,200	39,900	2,000	46,900	6,600
Australia	81.3%	100.0%	–	11,000	–	11,000	–

Total			128,200	50,900	2,000	57,900	6,600

Aggregate Voice			4,172,400	667,800	10,900	745,400	17,200

Consolidated Voice (1)			4,044,200	627,900	8,900	698,500	10,600

Proportionate Voice (2)			2,544,900	427,000	6,300	476,000	9,900

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Internet

	September 30, 2001
	United Ownership	System Ownership	Homes Serviceable	Subscribers
UPC:
The Netherlands	53.1%	100.0%	2,209,000	219,600
Austria	50.4%	95.0%	920,100	129,500
Sweden	53.1%	100.0%	244,400	44,100
Germany	13.3-27.1%	25.0-51.0%	430,100	27,300
Norway	53.1%	100.0%	155,300	22,300
Belgium	53.1%	100.0%	152,300	20,300
France	48.9%	92.0%	536,700	19,900
Hungary	52.5-53.1%	98.9-100%	278,200	10,500
Poland	53.1%	100.0%	181,000	5,500
Czech Republic	53.1%	100.0%	114,700	4,200
Malta	26.6%	50.0%	4,000	4,000
chello broadband subscribers outside of UPC's network	53.1%	100.0%	33,000	33,000

Total			5,258,800	540,200

Latin America:
Chile	100.0%	100.0%	765,700	21,300
Mexico	90.3%	90.3%	87,300	1,000

Total			853,000	22,300

Austar United:
Australia	81.3%	100.0%	–	78,100
New Zealand	40.7%	50.0%	128,200	65,300

Total			128,200	143,400

Aggregate Internet			6,240,000	705,900

Consolidated Internet (1)			5,602,500	608,600

Proportionate Internet (2)			3,471,300	382,900

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Operating System Data – Content

	September 30, 2001
	United Ownership	System Ownership	Subscribers
UPC:
UPCtv	53.1%	100.0%	8,688,000
Spain/Portugal	26.6%	50.0%	7,873,000
Ireland	42.5%	80.0%	5,689,000
MTV Joint Venture	26.6%	50.0%	2,881,000
Poland	53.1%	100.0%	950,000
Hungary	53.1%	100.0%	30,000
Czech Republic	53.1%	100.0%	15,000
Slovak Republic	53.1%	100.0%	2,000

Total			26,128,000

MGM Networks LA:
Latin America	50.0%	50.0%	15,009,900

Austar United:
Australia	40.7%	50.0%	7,077,800

Aggregate Content			48,215,700

Consolidated Content (1)			15,374,000

Proportionate Content (2)			20,796,800

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2)
Summation of the operating system data multiplied by our ownership percentage.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Description
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K filed during the quarter

Date of Filing	Date of Event	Item Reported
July 11, 2002	July 11, 2002	Item 4 – Announcement that the Board of Directors of UnitedGlobalCom, Inc. dismissed Arthur Andersen LLP as its independent auditor, and engaged KPMG LLP as its independent auditor for the fiscal year ended December 31, 2002.
July 30, 2002	July 24, 2002	Item 5 and 7 – Announcement of an agreement in principle between UnitedGlobalCom, Inc. and the Bondholder Committee with respect to a recapitalization plan for UPC.
September 30, 2002	September 30, 2002
Item 5, 7 and 9 – Announcement that UnitedGlobalCom, Inc. entered into a restructuring agreement with UPC, certain subsidiaries of UnitedGlobalCom, Inc., New UPC, Inc. and certain holders of UPC's publicly held notes.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date:	November 14, 2002	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gene W. Schneider, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of UnitedGlobalCom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ GENE W. SCHNEIDER Gene W. Schneider Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Frederick G. Westerman III, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of UnitedGlobalCom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer