Form 10-K
period 2002-12-31
UNITEDGLOBALCOM INC
filed 2003-04-10
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock as of the close of trading on June 28, 2002, was approximately $268.6 million.

The registrant's outstanding common stock as of March 21, 2003 consisted of:

    Class A common stock – 103,650,164 shares of a total authorized of 1,000,000,000
    Class B common stock –  8,198,016 shares of a total authorized of 1,000,000,000
    Class C common stock – 303,123,542 shares of a total authorized of  400,000,000

PART I

ITEM 1. BUSINESS

(a) General Development of Business

UnitedGlobalCom, Inc. (the "Company", "United" "we", "us", "our" or similar terms) was formed in February 2001 as part of a series of planned transactions with UGC Holdings, Inc. ("UGC Holdings") and Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty"), which restructured and recapitalized United's business. Today, we, together with our operating subsidiaries, are one of the largest broadband communications providers outside the United States in terms of homes passed and number of subscribers. We provide video distribution services in over 20 countries worldwide and telephone and Internet access services in a growing number of our international markets, serving over 8.8 million total subscribers. Our operations are grouped into three major geographic regions – Europe, Latin America and Asia/Pacific.

  •
  Our European operations are held through our 53.1% owned, publicly traded subsidiary, United Pan-Europe Communications, N.V. ("UPC"). UPC is the largest pan-European broadband communications company in terms of homes passed and number of subscribers. UPC provides video, telephone and/or Internet access services in 11 countries in Europe. UPC's shares are publicly traded on the official segment of the stock market of Euronext Amsterdam, N.V. (the "Euronext") under the symbol "UPC" and on the Over the Counter Bulletin Board in the United States under the symbol "UPCOY.OB".
  •
  Our primary Latin American operation is our 100% owned Chilean operation, VTR GlobalCom S.A. ("VTR"). VTR is Chile's largest multi-channel television and high-speed Internet access provider in terms of homes passed and number of subscribers, and the second largest provider of residential telephone services.
  •
  Our Asia/Pacific operations are primarily held through our 55.8% owned, publicly traded affiliate, Austar United Communications Ltd. ("Austar United"). Austar United is the largest multi-channel television provider in regional and rural Australia, and owns various Australian programming interests. Austar United's shares are publicly traded on the Australian Stock Exchange under the symbol "AUN".

Our primary goal in these markets is to capitalize on the opportunity to increase revenues and cash flows through the continued sale of new and expanded video services and telephone and high-speed Internet access services over our broadband communications networks. We refer to these broadband services as "Triple-Play", or "Triple-Play Distribution".

On September 30, 2002, UPC, its senior note holders and we executed a plan of reorganization to restructure and recapitalize UPC (the "Reorganization Plan"). If completed under its current terms, the Reorganization Plan will substantially reduce UPC's debt through the judicially supervised conversion of approximately $5.2 billion of senior notes, senior discount notes and other debt into new common stock issued by a newly formed Delaware corporation ("New UPC"). Key terms of the Reorganization Plan are as follows:

  •
  We will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution in certain circumstances) in exchange for approximately $1.5 billion accreted amount of UPC senior notes and senior discount notes (collectively the "United UPC Bonds") and approximately $0.9 billion accreted amount of exchangeable notes issued by two of UPC's Dutch subsidiaries (the "UPC Exchangeable Loan");
  •
  Third-party note holders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution in certain circumstances) in exchange for approximately $2.8 billion accreted amount of UPC senior notes and senior discount notes owned by them; and
  •
  UPC's existing ordinary and preferred shareholders, including us, will receive approximately 2.0% of New UPC's pro forma equity (subject to dilution in certain circumstances). We currently own 53.1% of UPC's ordinary shares and 99.6% of UPC's preference shares.

We believe the recapitalization of UPC will be completed as contemplated in the Reorganization Plan in the near future. Upon completion of the restructuring, UPC expects that its remaining consolidated cash balance, together with anticipated cash flow from operations, will provide it with sufficient capital to fund its existing operations for the foreseeable future. For further detail on the Reorganization Plan and related proceedings, please see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included elsewhere herein.

In the following tables, we present certain operating data for the systems we own, as of December 31, 2002:

Grand Total Consolidated RGUs(1)	8,860,600

Operating System Data – Video

	United Ownership	System Ownership	Homes in Service Area(2)	Homes Passed(3)	Two-way Homes Passed(4)	Analog Cable Subscribers(5)	Digital Cable Subscribers(6)	DTH Subscribers(7)	Total Video Subscribers(8)
Europe (UPC):
The Netherlands	53.1%	100.0%	2,650,700	2,580,300	2,241,300	2,332,600	52,200	–	2,384,800
Poland	53.1%	100.0%	1,869,000	1,869,000	190,800	994,900	–	–	994,900
Hungary	53.1%	98.9-100.0%	1,001,100	952,800	481,800	686,900	–	79,100	766,000
Austria	53.1%	95.0%	1,081,400	923,300	920,100	502,200	18,700	–	520,900
France	53.1%	92.0%	2,656,600	1,350,200	661,600	459,800	8,300	–	468,100
Norway	53.1%	100.0%	529,000	481,700	190,700	336,400	32,200	–	368,600
Czech Republic	53.1%	99.9-100.0%	913,000	678,100	238,300	295,400	–	52,000	347,400
Romania	53.1%	100.0%	659,600	458,400	–	324,100	–	–	324,100
Slovak Republic	53.1%	95.0-100.0%	517,800	381,000	17,300	297,400	–	9,900	307,300
Sweden	53.1%	100.0%	770,000	421,600	257,400	273,000	14,900	–	287,900
Belgium	53.1%	100.0%	530,000	153,500	153,500	130,500	–	–	130,500

	Total		13,178,200	10,249,900	5,352,800	6,633,200	126,300	141,000	6,900,500

Latin America:
Chile (VTR)	100.0%	100.0%	2,350,000	1,692,200	971,200	462,600	–	6,900	469,500
Brazil	100.0%	100.0%	650,000	463,000	463,000	8,800	8,900	–	17,700
Peru	100.0%	100.0%	140,000	66,600	29,100	11,600	–	–	11,600

	Total		3,140,000	2,221,800	1,463,300	483,000	8,900	6,900	498,800

	Total Video		16,318,200	12,471,700	6,816,100	7,116,200	135,200	147,900	7,399,300

Operating System Data – Voice

				Telephony Subscribers(10)		Telephony Lines(11)
	United Ownership	System Ownership	Telephony Homes Serviceable(9)
				Residential	Business	Residential	Business
Europe (UPC):
The Netherlands	53.1%	100.0%	1,587,900	170,000	–	203,000	–
Austria	53.1%	95.0%	899,700	148,600	–	150,000	–
Hungary	53.1%	98.9-100.0%	84,900	65,100	–	71,400	–
France	53.1%	92.0%	661,600	54,200	–	55,700	–
Norway	53.1%	100.0%	132,400	21,800	–	24,200	–
Czech Republic	53.1%	99.9-100.0%	17,700	3,100	–	3,100	–
Priority Telecom	53.1%	71.5%	7,700	–	7,700	–	7,700

	Total		3,391,900	462,800	7,700	507,400	7,700

Latin America:
Chile (VTR)	100.0%	100.0%	971,200	225,200	2,900	253,900	5,000

	Total Voice		4,363,100	688,000	10,600	761,300	12,700

Operating System Data – Internet

				Internet Subscribers(13)
	United Ownership	System Ownership	Internet Homes Serviceable(12)	Company Network	Third-party Network
Europe (UPC):
The Netherlands	53.1%	100.0%	2,332,000	303,600	–
Austria	53.1%	95.0%	920,100	177,600	–
Sweden	53.1%	100.0%	257,400	61,700	–
Norway	53.1%	100.0%	190,700	31,200	–
Hungary	53.1%	98.9-100.0%	420,200	28,200	–
Belgium	53.1%	100.0%	153,500	24,100	–
France	53.1%	92.0%	661,600	20,400	–
Poland	53.1%	100.0%	190,800	13,900	–
Czech Republic	53.1%	99.9-100.0%	238,300	15,300	–
chello broadband	53.1%	85.3%	13,800	–	13,800

	Total		5,378,400	676,000	13,800

Latin America:
Chile (VTR)	100.0%	100.0%	958,100	70,300	–
Peru	100.0%	100.0%	29,100	1,800	–
Uruguay	100.0%	100.0%	6,300	500	—
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	300	–

	Total		1,456,500	72,900	–

	Total Internet		6,834,900	748,900	13,800

(1)
"Revenue Generating Unit", or "RGU", is separately an Analog (Basic) Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, Telephony Subscriber or Internet Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our analog cable service, digital cable service, telephone service and high-speed Internet service, the customer would constitute four RGUs. "Total RGUs" is the sum of Analog, Digital Cable, DTH, Telephony and Internet Subscribers.
(2)
"Homes in Service Area" represents the number of homes in a certain franchise area that can potentially be served.
(3)
"Homes Passed" represents a home that can be connected to our distribution system without further extending the distribution plant.
(4)
"Two-way Homes Passed" represents the number of homes passed by our network where customers can request and receive the installation of a two-way addressable set-top box, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.
(5)
"Analog Cable Subscriber", or "Basic Cable Subscriber", is generally defined as a home or commercial unit with one or more television sets connected to our cable network.
(6)
"Digital Cable Subscriber" is a home with one or more digital converter boxes. A Digital Cable Subscriber is also counted as an Analog Cable Subscriber.
(7)
"DTH Subscriber" is generally defined as a home or commercial unit with one or more television sets that receive video programming that is broadcast directly to the home via geosynchronous satellites.
(8)
"Total Video Subscribers" is the sum of Analog, Digital Cable and DTH Subscribers.
(9)
"Telephony Homes Serviceable" represents a home that can be connected to our cable distribution system where customers can request and receive the installation of voice services.
(10)
"Telephony Subscriber" is generally defined as a home or commercial unit with one or more voice ports connected to our broadband network, where a customer has requested and is receiving voice services. Certain of our systems provide traditional switched telephone services in the local loop.
(11)
"Telephony Lines" are generally defined as the number of lines provided to our Telephony Subscribers.
(12)
"Internet Homes Serviceable" represents a home that can be connected to our cable distribution system where customers can request and receive the installation of cable modem, which allows for the provision of high-speed Internet access services.
(13)
"Internet Subscriber" is generally defined as a home or commercial unit with one or more cable modems connected to our broadband network, where a customer has requested and is receiving high-speed Internet access services.

(b) Financial Information about Industry Segments.

Financial information about industry segments appears in our financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(c) Narrative Description of Business.

Europe

UPC's operations are currently organized into three principal divisions. UPC Distribution Holding B.V. ("UPC Distribution"), which delivers video, Internet access and telephone services to residential customers. UPC Media, which comprises its chello broadband, N.V. ("chello broadband") Internet business and its content and programming businesses led by UPCtv, and Priority Telecom, N.V. ("Priority Telecom") which operates its competitive local exchange carrier ("CLEC") business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution. UPC Media provides broadband Internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services and thematic channels for distribution on UPC's network, third party networks and direct-to-home ("DTH") platforms. UPC's subscriber base is one of the largest of any group of broadband communications networks operated across Europe. UPC's goal is to enhance its position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone, Internet access and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. UPC plans to execute this goal by increasing the penetration of its enhanced services, such as telephone and high-speed Internet access, primarily within its existing customer base.

UPC Distribution

UPC's distribution division delivers video services, and in many of its Western European systems, telephone and high-speed Internet access services to the residential market. UPC's distribution division also offers residential Internet and telephone services in some of its Eastern European systems. Approximately 74.9% of the network in UPC's Western European systems, excluding Germany, is upgraded, as well as approximately 21.4% of its Eastern European systems. In The Netherlands, Austria, France, Norway and Sweden, UPC provides digital video services.

During 2000 through 2002, UPC undertook a significant project of upgrading and integrating its information technology systems, creating a pan-European infrastructure to support the delivery of its services. The primary purpose of the project was the integration of software applications and processes into a complete information technology ("IT") and business solution. Various modules, such as billing and collection, customer care, activation and provisioning, capacity management and reporting were linked to a pan-European data center based in The Netherlands. By the end of 2002, UPC had migrated more than 3.4 million customers in France and The Netherlands to the new platform.

UPC Distribution – Video

UPC has approximately 6.6 million consolidated subscribers to its basic tier video services, as well as an additional approximately 141,000 consolidated subscribers to its DTH service in Hungary, the Czech Republic and the Slovak Republic. UPC plans to continue increasing its revenue per subscriber through rate increases and by expanding its video program offerings such as adding new channels to its expanded basic tier and increasing the number and time availability of pay-per-view services.

In areas where UPC's cable television franchises are exclusive, its operating companies generally face competition from DTH satellite service providers and in certain areas, television terrestrial broadcasters. UPC faces the most competition from DTH providers in France, Poland, Norway and Sweden. In those areas where UPC's cable television franchises are non-exclusive, its operating companies face competition from other cable television providers, in addition to DTH satellite service providers and television terrestrial broadcasters.

UPC Distribution – Voice

The cable telephone technology that UPC is using allows telephone traffic to be carried over its upgraded network (with the exception of Hungary) without requiring the installation of twisted copper pair. This technology requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. UPC is currently working in close cooperation with some suppliers to develop the possible introduction of alternative telephony technologies, including Voice over Internet Protocol ("VoIP"). VoIP is well-suited for many of UPC's networks, as the technology used is similar to UPC's existing Internet service. Because of these similarities, UPC believes it can decrease significantly its capital expenditures for the introduction of VoIP as compared to other technologies. Since VoIP is in the relatively early stages of development and VoIP services are not rolled out on any significant scale in the world, there can be no assurances that UPC will be able to successfully launch VoIP services to its customers.

UPC generally prices its telephone service at a discount compared to services offered by incumbent telecommunications operators. UPC is, however, reviewing this strategy in order to improve its gross margin. Because of the relatively high European local tariff rates, UPC believes potential customers will be receptive to its telephone services, especially in a bundled offer with any of its other services. In addition to offering competitive pricing, UPC offers a full complement of services to telephone subscribers including custom local area signaling services ("CLASS"). CLASS offers caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. UPC also provides voice mail and second lines. The introduction of number portability in some of UPC's markets, including The Netherlands, Norway and France, provides an even greater opportunity, as potential customers will be able to subscribe to UPC's service without having to change their existing telephone numbers.

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

In the provision of telephone services, UPC's operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and may have greater resources to devote to the provision of telephone services. In many countries, UPC's operating companies also face competition from other new telephone service providers and wireless telephone providers.

UPC Distribution – Internet

UPC currently offers Internet services in nine countries. Cable modem technology allows access to the Internet over UPC's existing upgraded network. This data communication is transformed into signals capable of transmission over fiber and coaxial cable by the addition of incremental electronic equipment, including servers, routers and cable modem termination systems at the headend/distribution hub. Cable modems allow Internet access at speeds significantly faster than traditional dial-up access. A number of different technologies designed to provide much faster access than traditional dial-up modems, such as Integrated Services Digital Network ("ISDN") and digital subscriber line ("DSL"), compete with UPC's cable modem access technology. Cable modem technology, unlike most other high-speed technologies, is based on the widely used Transmission Control Protocol/Internet Protocol ("TCP/IP"), which is used on local area networks and the Internet. A global standard for TCP/IP has been created and accepted.

The primary components of network assets and systems are the network operations center, the Always On Ready To Access ("AORTA") backbone infrastructure, and Internet related equipment and assets at master and regional data centers containing servers, routers and associated software. This infrastructure allows Internet traffic to be rerouted if parts of the network are congested or impaired. The core infrastructure connects Amsterdam, Stockholm, Vienna, Paris, Brussels, London, Oslo and New York. The network operations center is used to monitor the quality of services. This center, located in Amsterdam, operates 24 hours per day, 7 days per week, and manages the infrastructure, regional data centers, regional networks, head-end facilities, servers and other components of the network infrastructure. UPC has deployed bandwidth monitoring tools which are critical for effective network cost control. The bandwidth monitoring tools enable UPC to introduce pricing policies, whereby Internet users pay fees based on their use of the Internet, rather than a fixed fee.

In providing Internet access to its customers, UPC faces competition from incumbent telecommunications companies and other cable-based and non-cable-based Internet service providers. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed access services. UPC expects to face strong competition from DSL operators for its Internet service in the future.

Western Europe

Austria: UPC Telekabel Group. UPC Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. UPC owns 95.0% of, and manages, each UPC Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5.0% interest in each company. UPC Telekabel Group provides cable television and communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener

Neustadt. UPC Telekabel Group's largest subsidiary, Telekabel Wien, serves Vienna and represents approximately 87.0% of UPC Telekabel Group's total subscribers. Telekabel Wien owns and operates one of the largest clusters of cable systems in Europe in terms of subscriber numbers served from a single headend. UPC intends to capitalize on UPC Telekabel Group's strong market position and positive perception by its customers by continuing to expand UPC Telekabel Group's service offerings, as its network is approximately 99.7% upgraded to full two-way capability. UPC Telekabel Group initially launched an expanded basic tier, impulse pay-per-view services and Internet access services in 1997. UPC Telekabel Group launched digital video services in Austria in the second half of 2001.

Belgium: UPC Belgium. UPC Belgium, UPC's wholly-owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven. UPC Belgium plans to continue increasing revenues through the sale of services that currently are not subject to price regulation. UPC Belgium offers expanded basic tier cable television service, and also distributes three premium channels, two in Brussels and one in Leuven, which are provided by Canal+ Group, the television and film division of Vivendi Universal ("Canal+"). UPC Belgium's network is fully upgraded to two-way capability. UPC Belgium began offering Internet access services in September 1997.

France: UPC France. UPC France is one of the largest cable television providers in France in terms of homes passed and number of subscribers. UPC France's network is approximately 49.0% upgraded to two-way capability, and UPC is continuing to upgrade some of the remaining network to be able to offer cable telephone and Internet services. UPC France's major operations are located in suburban Paris, the Marne laVallee area east of Paris, Lyon and in other towns and cities throughout France. UPC currently owns through UPC France approximately 92.0% of Médiaréseaux S.A., which in turn holds all of UPC's interests in the distribution activities in France.

The Netherlands: UPC Nederland. UPC's Dutch systems are its largest group of cable television and communications systems. Approximately 86.9% of its Dutch network is fully upgraded. As UPC Nederland's subscribers are located in large clusters, including the major cities of Amsterdam, Rotterdam, and Eindhoven, UPC Nederland has constructed a national fiber backbone to interconnect these regional networks. As a result of the high penetration in UPC's Dutch systems and the rate regulation of the basic video tier in many of UPC Nederland's franchise areas, UPC Nederland has focused its efforts on increasing revenue per subscriber in these systems through the sale of expanded video services, telephone and Internet services. In 2002 UPC Nederland achieved cost savings through continued rationalization of operating activities. Over the period 2001 and 2002, UPC Nederland implemented a new subscriber management system involving the consolidation of a number of customer databases. As part of this implementation, there has been a systematic reduction in the period over which an overdue account is disconnected for non-payment of service fees. This has resulted in reductions to the subscribers in the subscriber database in the fourth quarter of 2002 and is expected to be completed by the end of the second quarter of 2003.

Norway: UPC Norge. UPC Norge is Norway's largest cable television operator in terms of number of subscribers. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge's network is approximately 39.6% upgraded to two-way capability. UPC's goals for UPC Norge's cable television business are to continue to increase its penetration rate and improve its revenue per subscriber by providing additional programming and services.

Sweden: UPC Sweden. UPC Sweden operates cable television and communications systems servicing the greater Stockholm area. UPC Sweden's network is approximately 61.1% upgraded to two-way capability. UPC Sweden leases the fiber optic cables it uses to link to its main headend under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications or broadcast services in the City of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement, which expires in January 2019. Additional fiber optic cables are leased under several short-term agreements, which have three to ten year terms.

Central and Eastern Europe

Czech Republic: UPC Ceska' republika as. UPC's Czech Republic subsidiary provides cable television services in more than 80 cities and towns, including Prague and Brno, the two largest cities in the country. UPC's network in the Czech Republic is approximately 35.1% upgraded to two-way capability, and UPC offers a number of tiers of programming services.

Hungary: UPC Magyarorszag. UPC's network in Hungary is approximately 50.6% two-way upgraded. UPC Magyarorszag currently offers a number of tiers of programming services. Monor Telefon Tarsasag Rt. ("Monor"), one of UPC's Hungarian operating companies, has offered traditional switched telephone services over a twisted copper pair network in the Southeastern part of Pest

County since December 1994. Monor's exclusive local-loop telephone concession for the Monor region of Hungary expired at the end of 2002. During 2002 UPC began to offer DSL services over the Monor telephony network.

Poland: UPC Polska. UPC Polska owns and operates the largest cable television system in Poland in terms of number of subscribers. UPC Polska's subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. In addition, until December 7, 2001, UPC Polska had a DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area. In December 2001, UPC Polska sold its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycpacyjna ("TKP"), a subsidiary of Canal+, and retained a 25.0% ownership interest in TKP. UPC Polska currently offers cable subscribers three packages of cable television service. Some areas are offered a package of up to 60 channels. For an additional monthly charge, certain of UPC's cable networks have offered premium television services, mainly the HBO Poland service. In February 2002, UPC Polska began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in an agreement with Canal+. UPC Polska and TKP are currently negotiating a definitive long-term channel carriage agreement for UPC Polska's carriage of Canal+Multiplex. UPC Polska's network is approximately 10.2% upgraded to two-way capability.

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

UPC Media

chello broadband. Through agreements with UPC Distribution and other non-UPC companies, chello broadband provides product development, aspects of customer support, local language broadband portals and marketing support for a fee, based upon a percentage of subscription and installation revenue as determined in the agreements. The agreements further provide that in the future the local operator will receive a percentage of chello broadband's ecommerce and advertising revenue. In the provision of Internet access services and online content, chello broadband products face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non-cable-based Internet service providers and Internet portals. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed Internet access services.

Interactive Services. UPC expects the development of interactive television ("iTV") services to play an important role in the take up of its digital television product. UPC's Interactive Services Group within UPC Media is responsible for core digital products, such as electronic program guide ("EPG"), walled garden, television-based email, and PC / TV portals as well as other television and PC-based applications supporting various areas, including communications services and enhanced television ("ETV") services. UPC expects to offer increasing support and services built upon the core platform to enable areas such as on-screen betting, synchronous broadcast of interactive applications and games services. UPC has successfully completed the initial launch of its base set of services (such as EPG and walled garden) in both The Netherlands and Austria. Because these are new products that have not yet received significant customer acceptance, UPC is unable to predict when or if it will be able to market these products successfully.

Transactional Television. Transactional television, branded as "Arrivo", consisting of Near Video On Demand ("NVOD") and Video On Demand ("VOD"), is another important component of UPC's digital services. UPC's current digital product includes 42 channels of NVOD programming in The Netherlands and 56 channels of NVOD programming in Austria. A NVOD service is scheduled to be launched in Norway and Sweden later in 2003. Arrivo provides digital customers with a wide range of Hollywood blockbusters and other movies. Arrivo is also in the process of developing VOD services for UPC's affiliates and other cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming, and adult programming. However, since the VOD product is still under development, UPC can give no assurance as to when or if it will become successful.

Pay Television. UPCtv produces and markets its own pay television products, currently consisting of three thematic channels launched in 1999 and 2000. The channels target the following genres: extreme sports and lifestyles ("Extreme"); women's information and entertainment ("Club"); and real life documentaries ("Reality TV"). All three channels originate from UPC's Digital Media Center ("DMC") located in Amsterdam. The DMC is a technologically advanced production facility that services UPCtv and other clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects, then transmits the final product to various customers in numerous countries through UPC's cable systems and DTH platforms, as well as through cable systems and DTH platforms not affiliated with UPC. UPCtv has approximately 12.1 million programming subscribers. A programming subscriber is the product of a home our programming business provides video programming to and the number of channels that same programming business produces.

UPC is also involved in branded equity ventures for the development of country specific programming, including Iberian Programming Services, Xtra Music, Cinenova, MTV Networks Polska and ATV. UPC is currently reviewing, and may decide to divest, certain of its investments in such equity ventures.

UPC also owns approximately 21.0% of SBS Broadcasting SA ("SBS"), which creates, acquires, packages and distributes programming and other media content in many of UPC's territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the Internet. On April 9, 2003, UPC sold its interest in SBS to a subsidiary of ours for €100.0 million (the "SBS Transaction").

Priority Telecom. Priority Telecom, based in Amsterdam, is a facilities-based business telecommunications provider that focuses primarily on its core metropolitan markets in the Netherlands, Austria and Norway. Priority Telecom provides voice services, high-speed Internet access, private data networks and customized network services to over 7,700 business customers. Targeted mainly towards medium and large business customers and metropolitan/national telecommunications providers, Priority Telecom capitalizes on its dense metropolitan fiber network and experienced direct local sales force. Priority Telecom is a publicly traded company on Euronext Amsterdam under the symbol "PRIOR."

During 2002, Priority Telecom focused on enhancements in the overall cost structure and improvement of productivity and quality of service. At the end of the first quarter of 2002, Priority Telecom announced a rationalization of its workforce. This rationalization program resulted in substantial reductions in personnel related expenses, while designating and concentrating resources upon the functions of selling, delivering, customer service and billing as core competencies within the organization. The number of employees decreased significantly in all three core markets, while improving operational excellence via resource additions within the direct sales, network engineering/operations and billing organizations. Besides limiting personnel related expenses, Priority Telecom constrained capital spending to investments directly tied to customer related growth and operational support systems that further increase the efficiency and quality of service provided to existing and new customers. Specific economic mandates were established to ensure the attainment of minimum profitability criteria related to each component of the company's product portfolio. These controls included targeting subscriber opportunities that yield positive cash contributions for all new sales closures within the first twelve months. Furthermore, selected price increases were issued and sales initiatives were directed toward product bundling and cluster sales in order to efficiently leverage the fiber infrastructure. Management established stringent controls regarding procurement, pricing, capital investments and recruitment, to include strict delegation of approval authority and accountabilities.

To enhance billing quality, a single, convergent billing platform (ADC's SingleView) was implemented during the second half of 2002. This significantly increased Priority Telecom's financial reporting capabilities as well as fundamentally improving the billing integrity seen by our customers. Furthermore, via the implementation of extensive network management and monitoring systems and the establishment of a Customer Quality of Service Monitoring Center, the efficiency of the network was improved and the operational integrity was enhanced. The streamlined organization and improved efficiencies are designed to enable Priority Telecom to increase its competitiveness within the business-to-business telecommunications sector.

During 2002, Priority Telecom extended its product portfolio, offering a full range of telecommunications solutions. Priority Telecom commercially launched several enhanced products across its voice, data and Internet portfolio with key enhancements aimed at meeting the present and future needs of the business community, including an intelligent routing based call center solution and high capacity lease lines.

UPC and its operating companies have an operating agreement with Priority Telecom, whereby Priority Telecom offers a range of services to UPC's operating companies and UPC's operating companies offer a range of services to Priority Telecom. The services which UPC provides to Priority Telecom include equipment, local loop and other capacity leases, human resources, billing, information technology and co-location services. Priority Telecom faces competition from the incumbent telecommunications operators and from other CLEC operators in the countries in which it does business. Some of these operators have substantially more experience in providing telephone services and have substantively greater resources to devote to the provision of telephone services.

Latin America

VTR

Video.  Our largest operation in Latin America is our 100%-owned Chilean operation, VTR. We hold our interest in VTR indirectly through United Latin America, Inc. ("ULA"). Through VTR we are the largest provider of video services in Chile in terms of number of subscribers. VTR also uses multi-channel multi-point distribution systems ("MMDS") and satellite delivered DTH technologies to supply video services to its subscribers. Wireline cable is VTR's primary business representing approximately 98.5% of VTR's video subscribers. VTR has an approximate 66.0% market share of cable television services throughout Chile and an approximate 50.0% market share within Santiago, Chile's largest city. VTR's channel lineup consists of 50 to 68 channels segregated into two tiers of service – a basic service with 50 to 54 channels and a premium service with 14 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United States plus more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to VTR's existing premium service package is limited because VTR's basic cable package contains similar channels. In order to better differentiate VTR's premium service and increase the number of subscribers to premium service and, therefore, average monthly revenue per subscriber, VTR anticipates gradually moving some channels out of its basic tier and into premium tiers or pay-per-view events, offering additional movies and additional adult programming on premium tiers in the future. For the programming services necessary to compile its channel lineups, VTR relies mainly on international sources, including suppliers from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches.

Voice.  VTR began marketing cable telephone service to residential customers in several communities within Santiago in 1997, and today continues its wide-scale rollout of residential cable telephone service in 21 communities within Santiago and eight cities outside Santiago. Approximately 57.4% of the homes passed by VTR's cable television systems are capable of using VTR's telephone services. VTR is technologically capable of providing telephone service to approximately 1.0 million homes. VTR offers basic dial tone service as well as several value-added services, including voice mail, caller ID, speed dial, wake-up service, call waiting, call forwarding, local bill detail, integrated billing (triple play), access control service, unlisted number and directory assistance. VTR primarily provides service to residential customers who require one or two telephone lines. VTR also provides service to small businesses and home offices. In general, VTR has been able to achieve approximately 20.0% to 25.0% penetration of its new telephone markets within the first year of marketing. VTR has the necessary interconnect agreements with local carriers, cellular operators and long distance carriers to allow VTR to provide its telephone services. Interconnect agreements are mandatory for all local carriers.

Internet.  In 1999, VTR began offering high-speed Internet access over its Santiago network to limited areas using one-way cable modem technology with telephone return. While waiting for completion of its two-way network upgrade, low computer penetrations, low Internet usage, high international bandwidth and construction costs did not justify a full scale rollout until 2001. Now with a two-way network passing approximately 56.6% of homes passed, VTR offers two alternatives of always-on, unlimited-use services to residences and small/home offices – a high speed service (up to 300 kbps) and a moderate speed service (up to 64 kbps). To a moderate to heavy Internet user, VTR's Internet service is generally less expensive than a dial-up service with its metered usage. Given VTR's first mover advantage in residential high-speed Internet and recent deployments in the large regional cities of Iquique, Antofagasta, Concepcion, Quilpue, Villa Alemana, Viña del Mar, Valparaiso and Rancaqua, customers increased approximately 183.5% to 70,300 in 2002. The profitability of VTR's Internet business continues to improve as subscribers increase and bandwidth costs decrease.

Asia/Pacific

Austar United

Austar United is Australia's second largest subscription television operator, providing principally satellite delivered pay television services to regional and rural Australia. Austar United also provides communications services to its customers, bundling mobile telephony and Internet services with its television product. Austar United was the first company in Australasia to launch digital interactive television and is the only pay television provider in substantially all of its service areas. We do not consolidate the results of operations of Austar United, effective November 15, 2001.

We hold 25.5% of our indirect interest in Austar United through our 50.0% owned affiliate United Australia/Pacific, Inc. ("UAP") and 30.3% through United Asia/Pacific Communications, Inc. ("Asia/Pacific"). On March 29, 2002, petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. On December 21, 2002, UAP filed a plan of reorganization, pursuant to which an affiliate of Castle Harlan Australian Mezzanine Partners Pty. Ltd. ("CHAMP") would acquire UAP's indirect approximate 63.2% interest in United Austar, Inc., the holding company that holds 80.7% of the outstanding common shares of Austar United. UAP's indirect interest in United Austar, Inc. constitutes substantially all of UAP's assets. The purchase price for UAP's indirect interest in Austar United is $34.5 million in cash, which is to be distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. The proposed transaction was confirmed by the U.S. Bankruptcy Court in March 2003, and approved by Austar United's banking syndicate on April 4, 2003. We expect the transaction to close sometime during the second quarter of 2003. Following completion of the transaction, CHAMP will make a follow-on offer for the remainder of Austar United that is publicly owned (approximately 18.7%). The follow-on offer per-share price will be equivalent to the price CHAMP will have paid to the UAP bondholders for the indirect interest owned by UAP. After completion of the follow-on offer to Austar United's shareholders, CHAMP and we have agreed to fully underwrite an Austar United equity rights issue of A$63.5 million, at the per-share price CHAMP will have paid to the UAP bondholders for the indirect interest owned by UAP. We expect to satisfy our share of the equity rights issue with restricted cash and certain receivables from Austar United.

Competition

In areas where our cable television franchises are exclusive, our operating companies generally face competition only from DTH satellite service providers and terrestrial television broadcasters. We have faced the most competition from DTH providers in France, Poland and Sweden. In those areas where our cable television franchises are nonexclusive, including Chile, France, Sweden and Poland, our operating companies face competition from other cable television service providers, DTH satellite service providers and terrestrial television broadcasters. In the provision of telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from other cable telephone providers and wireless telephone providers. In the provision of Internet access services and online content, we face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non-cable based Internet service providers and Internet portals. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed access services. We have recently encountered competition from other technologies such as DSL, which provides high-speed Internet access over traditional telephone lines. Both incumbent and alternative providers offer DSL services. We expect DSL to be a strong competitor to our Internet service in the future.

Employees

As of December 31, 2002, we, together with our consolidated subsidiaries, had approximately 10,500 employees. Certain of our operating subsidiaries, including our Austrian, Dutch and Norwegian systems are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are good.

Regulation

The distribution of video, telephone and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country. Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnect obligations, open-network provision obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

European Union

In general, the regulatory environment in the European Union ("EU") countries in which we operate is, to an increasing degree, shaped by the EU framework. Since January 1, 1998, EU directives have set out a framework for telecommunications regulation, which all EU member states must follow. These directives are the subject of regular implementation reports from the European Commission, the EU's executive body, which assesses the compliance of EU member states with the various requirements of the directives. In addition, the European Commission has taken action to enforce compliance on EU member states. The EU is taking steps to substantially increase the level of harmonization across the whole range of communications and broadcasting services.

Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements EU directives. Although not an EU member state, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. The Czech Republic,

Hungary, Malta, Poland, Romania and the Slovak Republic, which are in the process of negotiating their membership in the EU, have started adjusting their regulatory system to EU requirements. All of these countries, with the exception of Romania, are expected to accede to the EU during 2004, and Romania is expected to join later. As a result, most of the markets in which UPC operates have been significantly affected by regulation initiated at the EU level.

This year, the EU regulatory framework applying to UPC's business will be substantially changed. A package of five new directives have to be implemented into the law of the 15 member states. Four of these were published in the European Commission's Official Journal on April 24, 2002 and must be transposed into the national laws of and become effective in Member States by July 25, 2003. The provisions of the fifth directive (the Electronic Communications Data Protection Directive) need be transposed into the national laws of, and become effective in, member states by October 30, 2003.

The new regulatory framework seeks, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies will seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The framework relies on general competition laws rather than regulation to prevent dominant carriers from abusing their market power.

Certain key elements of the old and new EU regimes are set forth below. This is not intended to be a comprehensive description of all aspects of regulation in this area.

Conditional Access for Video Services.  EU member states may regulate the offering of conditional access systems, such as those used for the expanded basic tier services offered by many of UPC's operating companies. Under EU law, providers of such conditional access systems may be required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters. This requirement will be carried into the new regime.

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

Under the new regime, the specific obligations that presently exist will no longer be automatic but, instead, can be imposed by national regulatory authorities at their discretion on operators with significant market power. The threshold for significant market power will change to equate with the competition law concept of dominance. This is not a market share test per se, but it is not likely that the test would be met with a market share of less than 40%. In practice, UPC does not expect the new interconnection regime to differ materially from that in force today.

Telephone Licensing.  EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. However, operators of public voice telephony such as UPC generally require an individual license. Licensing conditions and procedures must be objective, transparent and non-discriminatory. In addition, telecommunications operators with significant market power, typically 25.0% of the relevant markets, may be subjected by EU member states to more burdensome conditions than the authorizations held by other providers. License fees can only include administrative costs, except in the case of scarce resources where additional fees are allowed. The new regulatory package will see a move to general authorizations rather than individual licenses in almost all cases.

National Regulations

Distribution/Video Licenses.  Our operating companies are generally required to either obtain licenses, permits or other governmental authorizations from, or notify or register with relevant local or regulatory authorities to own and operate their respective distribution systems. Generally, these licenses are non-exclusive. In many countries, licenses are granted for a specified number of years.

The businesses of UPC's operating companies are dependent on these licenses, permits and authorizations and the loss or non-continuation of them, as a result of noncompliance with their terms or otherwise, could have a material adverse effect on UPC. UPC believes it is in material compliance with the material terms of such licenses, permits and authorizations.

In some countries, UPC pays annual franchise fees based on the amount of UPC's revenues. In other countries, the fee consists of a payment upon initial application and/or nominal annual payments.

Video "Must Carry" Requirements.  In most countries where UPC provides video and radio service, UPC is required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. In some countries UPC can be required to transmit quite a large number of channels by virtue of these requirements. To date, there has been no meaningful oversight of this issue at EU level. This will change when the new regulatory package comes into effect. Member states will only be permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations shall be subject to periodic review. It remains to be seen what effect this new rule will have in practice but UPC expects it to lead to a reduction of the size of any must-carry package.

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

Internet/Data.  UPC's chello broadband subsidiary and most of UPC's operating companies must comply with both EU regulation and with relevant domestic law in the provision of Internet access services and on-line content. In several countries, including Norway and France, the provision of Internet/access services does not require any sort of license or notification to a regulatory body. Other countries, including Austria, Belgium and The Netherlands, require that providers of these services register with or notify the relevant regulatory authority of the services they provide and, in some cases, the prices charged to subscribers for such services.

UPC's operating companies that provide Internet services must comply with both Internet-specific and general legislation concerning data protection, content provider liability and electronic commerce. As regulation in this area develops, it will likely have a significant impact on the provision of Internet services by UPC's operating companies.

European Competition Law and Other Matters

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

Chile

Cable and telephone applications for concessions and permits are submitted to the Ministry of Transportation and Telecommunications, which, through the Subsecretary of Telecommunications, is the government body in Chile responsible for regulating and granting concessions and registering all telecommunications. Wireline cable television licenses are non-exclusive and granted for indefinite terms, based on a business plan for a particular geographic area. There is an 18.0% value added tax levied on video services but no royalty or other charges associated with the re-transmission programming from broadcasting television networks. Wireless licenses have renewable terms of 10 years. VTR has cable permits in most major and medium sized markets in Chile. Cross ownership between cable television and telephone is also permitted.

The General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunications infrastructure without geographic restriction or exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international, local and long distance telecommunications services. Regulatory authorities currently determine prices for local services until the market is determined to be competitive. The maximum rate structure is determined every five years. Local service providers with concessions are obligated to provide service to all concessionaires who are willing to pay for an extension to get service. Local providers must also give long distance service providers equal access to their network connections.

(d) Financial Information About Geographic Areas.

Financial information about geographic areas appears in our financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(e) Available Information.

We, as a reporting company, are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Also, our Code of Business Conduct & Ethics is available on our website and amendments to and waivers from such Code will be disclosed through our website. The address of our website is http://www.unitedglobal.com.

ITEM 2. PROPERTIES

Our principal physical assets consist of broadband networks and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our broadband networks. Our broadband plant and related equipment are either attached to utility poles under pole rental agreements with local public utilities and telephone companies, or buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles. We lease our executive offices in Denver, Colorado. Our various operating companies lease or own their respective administrative offices, headend facilities, tower sites and other property necessary for their operations. We generally own the towers on which our equipment is located. The physical components of our broadband networks require maintenance and periodic upgrades to support the new services and products we introduce. We believe that our properties are in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS

The following is a description of the legal proceedings to which we or one of our subsidiaries is a party. In addition, from time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity. With respect to UPC's legal proceedings, to the extent UPC has any liability and such liability is owed by UPC, it will distribute shares of New UPC common stock as provided under its plan of reorganization in satisfaction of such claim.

On September 30, 2002, we, UPC and members of an ad-hoc committee representing UPC's bondholders (the "Bondholder Committee") signed definitive agreements for the recapitalization of UPC. On December 3, 2002, UPC filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "U.S. Chapter 11 Case") with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"), including the pre-negotiated Reorganization Plan. In order to fully achieve the restructuring, including the distributions contemplated by the Reorganization Plan, it was necessary to effect the restructuring under the laws of The Netherlands. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, UPC filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "Dutch Bankruptcy Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). UPC submitted a revision to the Reorganization Plan in the U.S. Bankruptcy Court and to the Akkoord in the Dutch Bankruptcy Court on December 23, 2002, and a subsequent revision on January 7, 2003. The U.S. Bankruptcy Court confirmed the Reorganization Plan on February 20, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a €1.00 claim and one vote, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. The Dutch Court of Appeals held a hearing on the appeal on April 1, 2003, and is expected to rule on the appeal on or about April 15, 2003. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which is in its final stages. The appeal will, however, delay completion of the restructuring into the second quarter of 2003.

On March 21, 2002, UPC received a notice of a class action lawsuit for damages which was filed in the U.S. District Court for the Southern District of New York against UPC, its officers and certain other persons, including certain of the underwriters for UPC's initial public offering in February 1999. According to the complaint, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, were based on the purported failure of UPC, its officers and other defendants to disclose that some of the underwriters in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The U.S. Bankruptcy Court lifted the automatic stay in the U.S. Chapter 11 Case to permit the plaintiffs to pursue this litigation for the purpose of attempting to obtain a judgment or settlement up to the amount of UPC's insurance in respect to such liability and to collect any judgment or settlement solely out of such insurance in full satisfaction of any such claim. UPC believes that the claims are without merit and intends to vigorously defend against these allegations. Since more than 200 similar class actions have been filed against other companies, primarily against the underwriters, there are discussions going on to release the companies from these lawsuits. UPC and its insurance company are also involved in those discussions.

On July 4, 2001, ICH, InterComm France CVOHA ("ICF I"), lnterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. ("Belmarken") and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than €192.0 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims. The ICF party withdrew its arbitration on January 31, 2003 and refiled the same claims on February 14, 2003. UPC filed a request with the International Chamber of Commerce to combine the counterclaims filed by UPC in the first arbitration with the new request filed by the ICF Party.

On October 22, 2002, Philips Digital Networks B.V. ("Philips Digital") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging the UPC's Defendants' failure to perform under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips Digital alleges that the UPC Defendants failed to take delivery of 47,100 Set Top Computers ("STCs") with a value of approximately €21.2 million. Additionally, Philips Digital is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver 29,850 STCs and related damages of €7.0 million. Lastly, Philips Digital is claiming additional costs including interest on late payments of approximately €1.0 million. The UPC Defendants deny all claims brought by Philips Digital, and intend to vigorously defend themselves against these claims and will file appropriate counter claims. This action was commenced by Philips Digital following a termination of the STC Agreement by the UPC defendants as a consequence of Philips Digital's failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement.

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications ("Cignal") have filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously.

As part of the U.S. Chapter 11 Case, the U.S. Bankruptcy Court allowed the rejection of the cable affiliation agreement (the "Cable Affiliation Agreement") between Europe Movieco Partners Ltd. ("Movieco") and UPC in relation to the carriage of a premium movie channel ("Cinenova") on its networks in The Netherlands and the Flemish speaking part of Belgium. Based on this rejection order UPC terminated the Cable Affiliation Agreement on March 1, 2003. Movieco filed, pursuant to the Cable Affiliation Agreement, an amended request for arbitration with the International Chamber of Commerce on March 21, 2003, asking specific performance by UPC under the Cable Affiliation Agreement. UPC believes that it has validly terminated the Cable Affiliation Agreement and will defend itself vigorously against this suit. Furthermore Movieco was awarded a provisional measure against UPC to continue to carry Cinenova on its networks during the arbitration process. UPC is in the process of filing an appeal against this decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no votes by security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Class A Common Stock trades on The Nasdaq National Market under the symbol "UCOMA." The following table shows the range of high and low sales prices of UCOMA reported on The Nasdaq National Market for the periods indicated:

	High	Low
Year ended December 31, 2002:
First Quarter	$6.22	$3.65
Second Quarter	$6.41	$2.13
Third Quarter	$2.75	$1.19
Fourth Quarter	$3.41	$1.42
Year ended December 31, 2001:
First Quarter	$22.61	$8.38
Second Quarter	$17.44	$7.07
Third Quarter	$9.09	$1.35
Fourth Quarter	$5.25	$0.50

We received a letter from Nasdaq on November 15, 2002, stating that we would be delisted from The Nasdaq National Market because we were not in compliance with Marketplace Rule 4450(b)(4) minimum bid price requirement. Nasdaq determined we were not in compliance because the bid price of our common stock had closed at less than $3.00 per share over 30 consecutive trading days and our stock did not regain compliance with the rule within the 90 calendar days prior to November 12, 2002. We appealed Nasdaq's determination to a Listing Qualifications Panel pursuant to applicable Nasdaq rules. On February 13, 2003, the Listing Qualifications Panel announced a determination to continue the listing of our common stock on The Nasdaq National Market. This determination was made in response to proposed modifications to the bid price rules changing the $3.00 bid price requirement to a $1.00 standard, by which we would currently comply. We must continue to demonstrate compliance with all requirements for continued listing, including a closing bid price of at least $1.00 per share, pending adoption of the proposed rule.

(b) Holders

As of March 21, 2003, there were 133 holders of record of our Class A common stock, 13 holders of record of our Class B common stock and 3 holders of record of our Class C common stock.

(c) Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to pay dividends on our common stock in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(e) Recent sales of unregistered securities.

On January 30, 2002, we issued 281.3 million shares of Class C common stock to Liberty in return for the UPC Exchangeable Loan, $200.0 million in cash, and the United UPC Bonds. Prior to its acquisition of the Class C common stock, Liberty was a 20.7% economic and 40.3% voting interest holder of UGC Holdings. Dr. John C. Malone, Chairman of Liberty, served as a director of UGC Holdings from November 1999 until the issuance of the Class C common stock and currently serves as a director of the registrant. Upon the closing of the merger transaction pursuant to which Liberty acquired the Class C common stock, Liberty acquired the right to appoint up to four members of our board of directors, which could have up to 12 members. By virtue of its relationship with us, Liberty had access to extensive information about us and UGC Holdings, including information set forth in the Form S-4, as amended (the "Form S-4 Registration Statement"), regarding the transaction pursuant to which the Class C common stock was issued. No general solicitation or advertising occurred incident to the issuance of the Class C common stock. The Class C common stock certificates contain restrictive legends. The Class C common stock was issued in reliance upon an exemption from registration under section 4(2) of the Securities Act.

On January 30, 2002, we issued 8.9 million shares of Class B common stock to certain long-term stockholders of UGC Holdings (the "Founders") in return for an equivalent number of shares of UGC Holdings Class B common stock. Prior to our issuance of the Class B common stock, the Founders held an 8.6% economic and 32.3% voting interest in UGC Holdings. Several Founders served as officers and directors of UGC Holdings and currently serve as officers and directors of us. By virtue of their relationship with us, UGC Holdings, and each other, the Founders had access to extensive information about us and UGC Holdings, including information set forth in the Form S-4 Registration Statement filed by us with respect to the transaction pursuant to which the Class B common stock was issued. No general solicitation or advertising occurred incident to the issuance of the Class B common stock. The Class B common stock certificates contain restrictive legends. The Class B common stock was issued in reliance upon an exemption from registration under section 4(2) of the Securities Act.

On May 14, 2002, we issued to four of the Founders, Gene W. Schneider, Mark L. Schneider, Albert M. Carollo and Curtis W. Rochelle (the "Principal Founders") 600,000 shares of our Class A common stock in return for all of the shares of UGC Holdings owned by the Principal Founders. Such 600,000 shares of Class A common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Each Principal Founder is member of our Board of Directors. Mr. G. Schneider is our Chairman and Chief Executive Officer. Mr. M. Schneider is a member of our Office of the Chairman. No general solicitation or advertising occurred incident to the issuance of the Class A common stock to the Principal Founders.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide our selected historical consolidated financial data. This financial data reflects the historical results of United and its subsidiaries for all periods, as if United had been in existence for all periods presented, as a result of the merger transaction described in Note 4 to our consolidated financial statements. We prepared this information using our audited consolidated financial statements as of the dates indicated and for each of the years ended December 31, 2002, 2001, 2000 and 1999, and the ten months ended December 31, 1998. The financial data presented below is not necessarily comparable from period to period as a result of several transactions, including acquisitions and dispositions of consolidated and equity investees. For this and other reasons, you should read it together with our historical financial statements and related notes and also with management's discussion and analysis of financial condition and results of operations included elsewhere herein.

	Year Ended December 31,				Ten Months Ended December 31, 1998
	2002	2001	2000	1999
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$1,515,021	$1,561,894	$1,251,034	$720,762	$254,466
Operating expense	(772,398)	(1,062,394)	(893,682)	(458,748)	(122,811)
Selling, general and administrative expense	(474,477)	(699,561)	(682,633)	(618,925)	(299,993)
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)	(418,714)	(159,045)
Impairment and restructuring charges	(437,427)	(1,525,069)	–	–	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)	(775,625)	(327,383)
Interest income	38,315	104,696	133,297	54,375	10,681
Interest expense	(680,101)	(1,070,830)	(928,783)	(399,999)	(163,227)
Foreign currency exchange gain (loss), net	739,794	(148,192)	(215,900)	(39,501)	1,582
Proceeds from litigation settlement	–	194,830	–	–	–
Gain (loss) on sale of investments in affiliates, net	(30,663)	(416,803)	6,194	–	–
Provision for loss on investments	(27,083)	(342,419)	(5,852)	(7,127)	(9,686)
Gain on issuance of common equity securities by subsidiaries	–	–	127,731	1,508,839	–
Derivative losses and other income (expense), net	(93,749)	(117,923)	(4,305)	(14,641)	(3,518)

Income (loss) before income taxes and other items	(952,769)	(4,668,947)	(2,028,421)	326,321	(491,551)
Reorganization expenses, net	(75,243)	–	–	–	–
Income tax (expense) benefit, net	(90,599)	40,661	2,897	(198)	(610)
Minority interests in subsidiaries, net	(67,103)	496,515	934,548	360,444	1,410
Share in results of affiliates, net	(72,142)	(386,441)	(129,914)	(50,249)	(54,781)
Extraordinary gain on early extinguishment of debt	2,098,199	3,447	–	–	–
Cumulative effect of change in accounting principle	(1,344,722)	20,056	–	–	–

Net income (loss)	$(504,379)	$(4,494,709)	$(1,220,890)	$636,318	$(545,532)

Net income (loss) per common share:
Basic net income (loss)	$(1.30)	$(45.54)	$(13.24)	$7.53	$(7.43)

Diluted net income (loss)	$(1.30)	$(45.54)	$(13.24)	$6.67	$(7.43)

Weighted-average number of common shares outstanding:
Basic	390,087,623	99,834,387	96,114,927	82,024,077	73,644,728

Diluted	390,087,623	99,834,387	96,114,927	95,331,929	73,644,728

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term liquid investments	$504,258	$1,085,711	$2,235,524	$2,573,821	$94,321
Other current assets, net	361,293	857,540	701,807	329,450	94,206
Investments in affiliates, net	153,853	231,625	756,322	309,509	429,490
Property, plant and equipment, net	3,640,211	3,692,485	3,880,657	2,462,832	451,442
Goodwill and other intangible assets, net	1,264,109	2,843,922	5,154,907	2,944,802	424,934
Other non-current assets	7,870	327,357	417,735	382,439	47,702

Total assets	$5,931,594	$9,038,640	$13,146,952	$9,002,853	$1,542,095

Current liabilities	$7,423,688	$10,223,125	$1,553,765	$908,700	$326,552
Senior notes and other long-term debt	472,671	1,643,893	9,699,121	5,989,455	1,939,289
Other non-current liabilities	1,075,450	456,447	66,615	95,502	184,928

Total liabilities	8,971,809	12,323,465	11,319,501	6,993,657	2,450,769
Minority interests in subsidiaries	1,402,146	1,240,665	1,884,568	867,970	18,705
Preferred stock	–	29,990	28,117	26,920	56,286
Stockholders' equity (deficit)	(4,442,361)	(4,555,480)	(85,234)	1,114,306	(983,665)

Total liabilities and stockholders' equity (deficit)	$5,931,594	$9,038,640	$13,146,952	$9,002,853	$1,542,095

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We caution you that the following discussion contains, in addition to historical information, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. All statements other than statements of historical fact included herein may constitute forward-looking statements. In addition, when we use the words "may", "will", "expects", "intends", "estimates", "anticipates", "believes", "plans", "seeks" or "continues" or the negative thereof or similar expressions herein, we intend to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, national and international economic and market conditions, competitive activities or other business conditions, and customer reception of our existing and future services. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, potential restructuring of our subsidiaries' capital structure, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You should be aware that the video, telephone and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements and statements of expectations, plans and intent herein are subject to a greater degree of risk than similar statements regarding certain other industries.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among other things, whether we and/or some of our subsidiaries will continue as going concerns, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer. They also include our subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and planned acquisitions, our ability to successfully close proposed transactions and restructurings, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venture partners. Certain of our subsidiaries and affiliates are in breach of covenants with respect to their indebtedness, have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and foreign moratorium laws and/or are planning to restructure their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceedings and restructurings is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructurings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution you, however, that this list of risk factors and other cautionary language contained herein may not be exhaustive.

The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 2002, 2001 and 2000 and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition. On January 30, 2002, United completed a transaction with Liberty and UGC Holdings, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United and in exchange for these contributions, United issued Liberty approximately 21.8 million shares of its Class C common stock;
  •
  The Founders transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into United. As a result of such mergers, the Founders received approximately 8.9 million shares of United's Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies; and
  •
  The Principal Founders contributed $3.0 million to UGC Holdings in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in UGC Holdings and entitled them to elect one-half of UGC Holdings' directors.

As a result of the merger transaction:

  •
  UGC Holdings became United's 99.5%-owned subsidiary and the Principal Founders held the remaining 0.5% interest in UGC Holdings;
  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of United's Class A common stock;
  •
  The shares of UGC Holdings' Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of United's Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;
  •
  Liberty has the right to elect four of United's 12 directors;
  •
  The Founders have the effective voting power to elect eight of United's 12 directors; and
  •
  United had the right to elect half of UGC Holdings' directors and the Principal Founders had the right to elect the other half of UGC Holdings' directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which UGC Holdings became a wholly-owned subsidiary of United and United became entitled to elect the entire board of directors of UGC Holdings).

Immediately following the merger transaction:

  •
  Liberty contributed to United the UPC Exchangeable Loan and, as a result, these Dutch subsidiaries owe the amounts payable under such notes to United rather than to Liberty;
  •
  Liberty contributed $200.0 million in cash to United;
  •
  Liberty contributed to United the United UPC Bonds and, as a result, UPC owes the amounts represented by the United UPC Bonds to United rather than to Liberty; and
  •
  In exchange for the contribution of these assets to United, an aggregate of approximately 281.3 million shares of United's Class C common stock was issued to Liberty.

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

Prior to the merger on January 30, 2002, United acquired from Liberty $751.2 million aggregate principal amount at maturity of the UGC Holdings 1998 Notes (which had previously been distributed to Liberty by IDT United in redemption of a portion of Liberty's equity interest and in prepayment of a portion of IDT United's debt to Liberty), as well as all of Liberty's interest in IDT United. The purchase price for the UGC Holdings 1998 Notes and Liberty's interest in IDT United was:

  •
  United's assumption of approximately $304.6 million of indebtedness owed by Liberty to UGC Holdings; and
  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, Liberty loaned United approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned United an additional approximately $85.4 million. United used the proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to Liberty accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary. Although United only retains a 33.3% common equity interest in IDT United, United consolidates IDT United as a "special purpose entity", due to insufficient third party residual equity at risk.

On May 14, 2002, the Principal Founders transferred all of the shares of UGC Holdings common stock held by them to United in exchange for an aggregate of 600,000 shares of United's Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and United. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, UGC Holdings is now a wholly-owned subsidiary of United, and United is entitled to elect the entire board of directors of UGC Holdings. This transaction was the final step in the recapitalization of UGC Holdings.

We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of our common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, we recognized an extraordinary gain of approximately $1.647 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost, net of income tax, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)
Deferred income tax	–	(110,583)	(110,583)

Total extraordinary gain on early extinguishment of debt	$1,744,651	$3,391,357	$1,646,706

Risks, Uncertainties and Liquidity

Our consolidated financial statements have been prepared assuming we will continue as a going concern. On a consolidated basis, we have continued to incur operating losses, negative cash flows from operations and substantial capital expenditures, which have been driven by our continued roll out of enhanced video services, voice services and high-speed Internet access services over our broadband network. Our major operating subsidiary, UPC, has a net working capital deficiency as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements. UPC has filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and a moratorium of payments in The Netherlands under Dutch Bankruptcy Law. In connection with these proceedings, UPC has agreed on a reorganization plan with its major creditors, including us. This plan of reorganization calls for a significant reduction in its current and long-term debt and an increased ownership percentage by us. Our other operating subsidiary, VTR, is currently negotiating with several financial institutions to amend and refinance its bank credit facility that is due April 29, 2003. As part of this refinancing, VTR and we may be required to pay down amounts owed under the facility and capitalize certain shareholder loans to VTR, among other conditions. We expect the term of VTR's bank credit facility to be extended for up to three years if this refinancing is successful. With the successful completion of the planned restructuring of UPC and refinancing of VTR's bank credit facility, we believe on a consolidated basis that we will have sufficient sources of capital, working capital and operating cash flows to enable us to continue as a going concern. While we are optimistic that each of these transactions will be completed successfully, we cannot give assurance that these transactions will be completed on terms that are acceptable to us or our operating subsidiaries or at all. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we not be able to continue as a going concern.

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

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. We believe our triple play offering of video, telephone, and broadband access to the Internet will continue to prove attractive to our existing customer base and allow us to increase our average revenue per unit. We face significant competition in these markets, however, through terrestrial television, digital satellite and alternative Internet access media, such as digital subscriber lines offered by incumbent broadband communications operators. Some of our competitors have substantially greater financial and technical resources than we do. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service and a greater variety of video programming. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations could be adversely affected.

Continued weak global economic conditions could adversely impact our revenues and growth rate. Continued softness in major markets, particularly in the broadband communications and consumer sectors, and customers' uncertainty about the extent of the global economic downturn could result in lower demand for our products and services. We have observed effects of the global economic downturn in many areas of our business. The economic downturn has led, in part, to restructuring actions and contributed to write-downs to reflect the impairment of certain investments in our investment portfolio.

Despite the regulatory and economic factors discussed above, we believe that there is and will continue to be growth in the demand for broadband video, voice and Internet access services in the residential and business marketplace.

Matters Pertaining to Arthur Andersen

Our former independent public accountants, Arthur Andersen, LLP ("Arthur Andersen"), were indicted by the United States Department of Justice on federal obstruction of justice charges in early 2002, and ceased performing audits of public companies. The opinion of Arthur Andersen included in this annual report on Form 10-K covers our financial statements as of and for the two years ended December 31, 2001. The opinion is a copy of the audit report previously issued by Arthur Andersen in connection with our annual report on Form 10-K for the year ended December 31, 2001, as amended in connection with Amendment No. 1 to our Form S-1 Registration Statement filed on June 6, 2002. Such report has not been reissued by Arthur Andersen. At this time, the SEC continues to accept financial statements audited by Arthur Andersen.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements included elsewhere herein.

Principles of Consolidation

The consolidated financial statements include the accounts of us and all our subsidiaries where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest, including the accounts of UPC, which on December 3, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, voluntarily commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed an Akkoord with the Dutch Bankruptcy Court under the Dutch Bankruptcy Code. Although the U.S. and Dutch bankruptcy laws do convey significant rights to the bankruptcy courts, we believe during the bankruptcy proceedings that we substantively control UPC for the following primary reasons:

  •
  As both the majority debt and equity holder, we had majority voting control before UPC commenced involuntary bankruptcy proceedings and will have majority voting control of UPC on its emergence from bankruptcy;
  •
  As a result of our priority debt position and due to the fact we are UPC's single largest creditor, we were able to negotiate the prearranged form of the voluntary bankruptcy filing by obtaining the agreement of the other key stakeholders (UPC third-party bondholders and bank lenders) that we would continue to be UPC's controlling equity holder upon UPC's emergence from bankruptcy;
  •
  Based on an evaluation of pre-arranged debtor-in-possession bankruptcies filed in the U.S. and in The Netherlands, it was virtually certain from the filing of UPC's bankruptcy petitions that the courts would confirm the bankruptcy plan;
  •
  We believe the rights exercised by the U.S. and Dutch bankruptcy courts are protective in nature and, therefore, do not affect our continued substantive control over UPC and the presumption that we should continue to consolidate UPC during the bankruptcy process; and

  •
  We believe that consolidating UPC provides the best and most transparent financial reporting to our financial statement users.

Accordingly, the accounts of UPC have been consolidated for all periods presented in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cable Network Revenue and Related Costs

We recognize revenue from the provision of video, residential telephony and Internet access services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over our cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the same period as the cable television network. Revenue and costs related to disconnections are recognized in the statement of operations as incurred.

Other Revenue and Related Costs

We recognize revenue from the provision of DTH, business telephony and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the average expected subscriber life. Revenue and costs related to disconnections are recognized in the statement of operations as incurred.

Impairment of Goodwill and Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. We principally use the discounted cash flow method to estimate the fair value of long-lived assets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. Generally, upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer pursued. Management uses a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk.

Income Taxes

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the countries in which we operate, among other factors. Recovery of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. Tax liabilities are recorded based on our assessment of the risk of loss involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of tax liabilities also contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions.

Liabilities Subject to Compromise

We have recorded amounts for liabilities subject to compromise as prescribed by the American Institute of Certified Public Accountant's Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, all of UPC's pre-petition liabilities that are subject to compromise under the proposed plan of reorganization are segregated in UPC's consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the plan of reorganization. The estimates for allowable amounts are based on accounting records, discussions with creditors and amounts as documented in the Reorganization Plan, although these estimates for allowable amounts could change.

New Accounting Principles

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under this new standard, among other things, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). SFAS 145 is effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. We will adopt such standard on January 1, 2003, in accordance with the effective date and transition guidance provided for in SFAS 145. Notwithstanding the reclassification of gains and losses from extinguishment of debt from extraordinary classification, we do not expect the adoption of SFAS 145 will have a material impact on our financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires the liability for a cost associated with an exit activity, including restructuring, or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 also requires subsequent adjustment to the recorded liability for changes in estimated cash flows and provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 will have a material impact on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34. ("FIN 45"). FIN 45 clarifies and expands upon existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, we must recognize a liability for the fair value of our obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We adopted the disclosure requirements and we are currently evaluating the potential impact, if any, the adoption of the recognition and measurement provisions of FIN 45 will have on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. We have adopted the transitional disclosure requirements and we are currently evaluating the potential impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

Results of Operations

Revenue

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$1,319,741	$1,233,188	$918,634
VTR	186,426	166,590	148,167
Austar United(1)	–	155,631	177,313
Other	8,854	6,485	6,920

Total	$1,515,021	$1,561,894	$1,251,034

(1)
As a result of the sale of 49.99% of our interest in UAP, we deconsolidated the results of operations of Austar United effective November 15, 2001 (the "Austar United Deconsolidation").

Revenue decreased $46.9 million, or 3.0%, during the year ended December 31, 2002, primarily due to the Austar United Deconsolidation, offset by increases in revenue at UPC and VTR. Revenue increased $310.9 million, or 24.8%, during the year ended December 31, 2001, primarily due to acquisitions, organic subscriber growth in our Triple Play businesses and increases in ARPU. The following provides revenue detail for certain of our operating segments in United States dollars and in the local currency of each segment.

2002 vs. 2001

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
Consolidated UPC revenue:
Triple Play Distribution	$1,155,355	$954,560	$200,795	21.0%
Germany	27,061	45,848	(18,787)	(41.0%	)
DTH	28,683	75,609	(46,926)	(62.1%	)
Content	–	73,515	(73,515)	(100.0%	)
Other	35,036	45,092	(10,056)	(22.3%	)
Intercompany eliminations	–	(70,626)	70,626	100.0%

Total Distribution	1,246,135	1,123,998	122,137	10.9%
Priority Telecom	112,303	206,149	(93,846)	(45.5%	)
UPC Media	69,417	75,676	(6,259)	(8.3%	)
Other	477	3,782	(3,305)	(87.4%	)
Intercompany eliminations	(108,591)	(176,417)	67,826	38.4%

Total	$1,319,741	$1,233,188	$86,553	7.0%

Consolidated UPC revenue in euros:
Triple Play Distribution	€1,220,895	€1,067,244	€153,651	14.4%
Germany	29,692	51,260	(21,568)	(42.1%	)
DTH	30,252	84,534	(54,282)	(64.2%	)
Content	–	82,194	(82,194)	(100.0%	)
Other	37,171	50,415	(13,244)	(26.3%	)
Intercompany eliminations	–	(78,963)	78,963	100.0%

Total Distribution	1,318,010	1,256,684	61,326	4.9%
Priority Telecom	119,150	230,485	(111,335)	(48.3%	)
UPC Media	73,384	84,610	(11,226)	(13.3%	)
Other	492	4,228	(3,736)	(88.4%	)
Intercompany eliminations	(114,980)	(197,243)	82,263	41.7%

Total	€1,396,056	€1,378,764	€17,292	1.3%

Revenue for UPC in U.S. dollars increased $86.5 million, or 7.0%, from $1,233.2 million for the year ended December 31, 2001 to $1,319.7 million for the year ended December 31, 2002. On a functional currency basis, UPC's revenue increased €17.3 million, or

1.3%, from €1,378.8 million for the year ended December 31, 2001 to €1,396.1 million for the year ended December 31, 2002. This movement is attributable to:

  •
  a 3.2% increase in consolidated RGUs from 7,807,900 to 8,060,800;
  •
  a 6.1% increase in Average Revenue Per Unit ("ARPU") from €12.70 to €13.48 (ARPU is calculated on a straight-line basis, where the numerator represents revenue for the quarter and the denominator represents the average of the beginning and ending subscribers for the quarter. This amount is divided by three to obtain an ARPU per month figure);
  •
  an increase in video revenue of €33.5 million, primarily due to improved ARPU and a 0.9% increase in the number of consolidated video and digital subscribers from 6,699,900 to 6,759,500;
  •
  an increase in voice revenue of €30.4 million, primarily due to improved ARPU and a 1.8% increase in the number of consolidated telephone subscribers from 454,500 to 462,800;
  •
  an increase in Internet revenue of €89.7 million, primarily due to improved ARPU and a 29.1% increase in the number of consolidated Internet subscribers from 523,700 to 676,000;
  •
  a decrease in revenue from UPC Germany of €21.6 million, due to the deconsolidation of UPC Germany effective August 1, 2002;
  •
  a decrease in DTH revenue of €54.3 million, due to the deconsolidation of UPC's DTH operations in Poland upon the merger with Canal+ Group effective December 7, 2001;
  •
  a decrease in Content revenue of €82.2 million, due to the abandonment of UPC's programming business in Poland, Wizja Sport, in December 2001;
  •
  a decrease in Distribution intercompany eliminations of €79.0 million, due to the closure of the sports channels in the central European region;
  •
  a decrease in revenue from Priority Telecom of €111.3 million, due to the closure of its international wholesale business, general weak market conditions in the CLEC business and, to a lesser extent, the closure of operations in non-core countries;
  •
  a decrease in revenue from UPC Media of €11.2 million due to a revision of the chello broadband affiliate agreement, the liquidation of Tara television and the closure of underperforming thematic channels;
  •
  a decrease in intercompany eliminations of €82.3 million, due to Priority Telecom revenue received from UPC Distribution decreasing €50.4 million, UPC Media revenue received from UPC Distribution decreasing €14.6 million and UPC Distribution revenue received from Priority Telecom decreasing €17.3 million; and
  •
  other movements totaling a decrease of €17.0 million.

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
Consolidated VTR revenue:
Triple Play Distribution	$183,049	$162,814	$20,235	12.4%
DTH	3,377	3,776	(399)	(10.6%	)

Total	$186,426	$166,590	$19,836	11.9%

Consolidated VTR revenue in Chilean pesos:
Triple Play Distribution	CP126,226,612	CP103,453,976	CP22,772,636	22.0%
DTH	2,320,017	2,379,918	(59,901)	(2.5%	)

Total	CP128,546,629	CP105,833,894	CP22,712,735	21.5%

Revenue for VTR in U.S. dollars increased $19.8 million, from $166.6 million for the year ended December 31, 2001 to $186.4 million for year ended December 31, 2002. On a functional currency basis, VTR's revenue increased CP22.7 billion, from CP105.8 billion for the year ended December 31, 2001 to CP128.5 billion for the year ended December 31, 2002. On a product basis, video, voice and Internet revenue increased CP8.0 billion, CP10.3 billion and CP4.5 billion, respectively. This movement is attributable to:

  •
  a 4.7% increase in the number of consolidated video subscribers from an average of 427,400 to an average of 447,600;
  •
  a 7.1% increase in video ARPU from CP12,849 ($20.32) to CP13,758 ($19.99), primarily due to increased premium tier customers;
  •
  a 34.3% increase in the number of consolidated telephone subscribers from an average of 174,100 to an average of 234,000;
  •
  a 2.8% decrease in telephone ARPU from CP16,113 ($25.47) to CP15,669 ($22.75), primarily due to the reduction of outgoing traffic because of a general contraction in the market;
  •
  a 183.5% increase in the number of consolidated Internet subscribers from 24,800 at the beginning of 2002 to 70,300 at the end of 2002; and
  •
  a 19.3% decrease in the average monthly revenue per Internet subscriber from CP19,024 ($30.17) to CP15,354 ($22.38), due to less time spent on-line and heavy pricing discounts.

2001 vs. 2000

	Year Ended December 31,		2001 Over 2000
	2001	2000	Change	% Change
	(In thousands)
Consolidated UPC revenue:
Triple Play Distribution	$954,560	$761,056	$193,504	25.4%
Germany	45,848	11,043	34,805	315.2%
DTH	75,609	53,648	21,961	40.9%
Content	73,515	56,594	16,921	29.9%
Other	45,092	3,477	41,615	1,196.9%
Intercompany Eliminations	(70,626)	(54,969)	(15,657)	(28.5%	)

Total Distribution	1,123,998	830,849	293,149	35.3%
Priority Telecom	206,149	80,829	125,320	155.0%
UPC Media	75,676	38,133	37,543	98.5%
Other	3,782	3,360	422	12.6%
Intercompany Eliminations	(176,417)	(34,537)	(141,880)	410.8%

Total	$1,233,188	$918,634	$314,554	34.2%

Consolidated UPC revenue in euros:
Triple Play Distribution	€1,067,244	€829,147	€238,097	28.7%
Germany	51,260	12,031	39,229	326.1%
DTH	84,534	58,448	26,086	44.6%
Content	82,194	61,657	20,537	33.3%
Other	50,415	3,788	46,627	1,230.9%
Intercompany Eliminations	(78,963)	(59,887)	(19,076)	(31.9%	)

Total Distribution	1,256,684	905,184	351,500	38.8%
Priority Telecom	230,485	88,061	142,424	161.7%
UPC Media	84,610	41,545	43,065	103.7%
Other	4,228	3,662	566	15.5%
Intercompany Eliminations	(197,243)	(37,627)	(159,616)	(424.2%	)

Total	€1,378,764	€1,000,825	€377,939	37.8%

Revenue for UPC in U.S. dollars increased $314.6 million, from $918.6 million for the year ended December 31, 2000 to $1,233.2 million for the year ended December 31, 2001. On a functional currency basis, UPC's revenue increased €378.0 million, from €1,000.8 million for year ended December 31, 2000 to €1,378.8 million for the year ended December 31, 2001. This movement is attributable to:

  •
  a 6.4% increase in consolidated RGUs from 7,335,300 to 7,807,900;
  •
  a 16.0% increase in ARPU from €10.95 to €12.70;
  •
  an increase in video revenue of €83.2 million, primarily due to organic subscriber growth, improved ARPU and new revenue from UPC's acquisition of K&T Group (The Netherlands), which we included in our consolidated results effective March 31, 2000;
  •
  an increase in voice revenue of €59.8 million, primarily due to a 27.0% increase in the number of consolidated telephone subscribers from 357,900 to 454,500;
  •
  an increase in Internet revenue of €95.1 million, primarily due to a 52.6% increase in the number of consolidated Internet subscribers from 343,200 to 523,700, improved ARPU and the launch of Internet services in Poland, Hungary and the Czech Republic in the second half of 2000;
  •
  an increase in revenue from UPC Germany of €39.2 million, due to the acquisition of EWT/TSS (Germany), which we included in our consolidated results effective October 1, 2000;
  •
  an increase in DTH revenue of €26.1 million due to the launch of DTH services in Hungary, the Czech Republic and the Slovak Republic in the second half of 2000;
  •
  an increase in revenue from Priority Telecom of €142.4 million, primarily due to the acquisition of Cignal in the fourth quarter of 2000 and, to a lesser extent, growth in the core business where focus was on targeting medium and larger sized business customers with a bundled offering and the establishment of new trading relationships with UPC Distribution;
  •
  an increase in UPC Media of €43.1 million, primarily due to a 53.7% increase in the number of chello broadband subscribers from 338,000 to 519,500;

  •
  an increase in intercompany eliminations of €178.7 million. Priority Telecom received €68.9 million of switch and interconnect revenue from UPC Distribution. UPC Media received €72.7 million from UPC Distribution and UPC Distribution received €55.7 million from Priority Telecom; and
  •
  other movements totaling an increase of €67.7 million.

	Year Ended December 31,				2001 Over 2000
	2001		2000		Change		% Change
	(In thousands)
Consolidated VTR revenue:
Triple Play Distribution		$162,814		$143,037		$19,777	13.8%
DTH		3,776		5,130		(1,354)	(26.4%	)

Total		$166,590		$148,167		$18,423	12.4%

Consolidated VTR revenue in Chilean pesos:
Triple Play Distribution	CP	103,453,976	CP	77,275,387	CP	26,178,589	33.9%
DTH		2,379,918		2,752,854		(372,936)	(13.5%	)

Total	CP	105,833,894	CP	80,028,241	CP	25,805,653	32.2%

Revenue for VTR in U.S. dollars increased $18.4 million, from $148.2 million for the year ended December 31, 2000 to $166.6 million for the year ended December 31, 2001. On a functional currency basis, VTR's revenue increased CP25.8 billion, from CP80.0 billion for the year ended December 31, 2000 to CP105.8 billion for the year ended December 31, 2001. On a product basis, video, voice and Internet revenue increased CP7.2 billion, CP15.9 billion and CP3.1 billion, respectively. This movement is attributable to:

  •
  a 11.1% increase in the number of consolidated video subscribers from an average of 384,600 to an average of 427,400;
  •
  a nominal change in video ARPU, due to competition;
  •
  a 52.8% increase in the number of consolidated telephone subscribers from 135,500 at the end of 2000 to 207,100 at the end of 2001;
  •
  a 4.6% increase in telephone ARPU from CP15,407 ($28.59) to CP16,113 ($25.47); and
  •
  a 195.2% increase in the number of consolidated Internet subscribers from 8,400 at the end of 2000 to 24,800 at the end of 2001.

	Year Ended December 31,				2001 Over 2000
	2001		2000		Change		% Change
	(In thousands)
Consolidated Austar United revenue:
DTH		$133,177		$163,094		$(29,917)	(18.3%	)
Content		9,973		2,000		7,973	398.7%
Other		12,481		12,219		262	2.1%

Total		$155,631		$177,313		$(21,682)	(12.2%	)

Consolidated Austar United revenue in A$:
DTH	A$	257,522	A$	282,764	A$	(25,242)	(8.9%	)
Content		19,303		3,751		15,552	414.6%
Other		24,108		18,745		5,363	28.6%

Total	A$	300,933	A$	305,260	A$	(4,327)	(1.4%	)

Revenue for Austar United in U.S. dollars decreased $21.7 million, from $177.3 million for the year ended December 31, 2000 to $155.6 million for the year ended December 31, 2001. On a functional currency basis, Austar United's revenue decreased A$4.4 million, from A$305.3 million for the year ended December 31, 2000 to A$300.9 million for the year ended December 31, 2001. This movement is attributable to:

  •
  a decrease in revenue due to the Austar United Deconsolidation;
  •
  an increase in revenue from the launch of its mobile telephony business in the fourth quarter of 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000;
  •
  a 4.9% increase in the number of consolidated video subscribers from an average of 411,100 to an average of 431,400;
  •
  a 1.3% increase in the average monthly revenue per video subscriber from A$53.68 ($30.92) to A$54.39 ($27.99);
  •
  the launch of wireless data services in the first quarter of 2000; and

  •
  a decrease in revenue from its New Zealand broadband communications business due to the deconsolidation of that entity effective April 1, 2000.

Operating Expense

2002 vs. 2001

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
UPC	$(693,460)	$(834,039)	$140,579	16.9%
VTR	(76,185)	(71,678)	(4,507)	(6.3%	)
Austar United	–	(153,082)	153,082	100.0%
Other	(2,753)	(3,595)	842	23.4%

Total	$(772,398)	$(1,062,394)	$289,996	27.3%

Operating expense decreased $290.0 million for the year ended December 31, 2002, primarily due to the Austar United Deconsolidation and a significant decrease in UPC's operating expense. The following provides operating expense detail for certain of our operating segments in United States dollars and in the local currency of each segment.

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
Consolidated UPC operating expense:
Distribution	$(649,772)	$(686,521)	$36,749	5.4%
Priority Telecom	(86,974)	(208,118)	121,144	58.2%
UPC Media	(40,340)	(103,334)	62,994	61.0%
Other	(12,411)	(2,119)	(10,292)	(485.7%	)
Intercompany eliminations	96,037	166,053	(70,016)	(42.2%	)

Total	$(693,460)	$(834,039)	$140,579	16.9%

Consolidated UPC operating expense in euros:
Distribution	€(688,492)	€(766,019)	€77,527	10.1%
Priority Telecom	(92,157)	(232,218)	140,061	60.3%
UPC Media	(42,744)	(115,300)	72,556	62.9%
Other	(13,151)	(3,562)	(9,589)	(269.2%	)
Intercompany eliminations	101,761	185,282	(83,521)	(45.1%	)

Total	€(734,783)	€(931,817)	€197,034	21.1%

Operating expense at UPC decreased during the year ended December 31, 2002, primarily due to:

  •
  the deconsolidation of UPC's DTH operations in Poland;
  •
  the closure of the sport channels in the central European region;
  •
  improved operational cost control through restructuring activities;
  •
  decreased costs at Priority Telecom due to the closure of its international wholesale business and improvements in interconnect sale agreements; and
  •
  cost savings at UPC Media due to a change in affiliate agreements and the closure of channels.

	Year Ended December 31,				2002 Over 2001
	2002		2001		Change		% Change
	(In thousands)
Consolidated VTR operating expense:
Triple Play Distribution		$(73,601)		$(68,713)		$(4,888)	(7.1%	)
DTH		(2,584)		(2,965)		381	12.8%

Total		$(76,185)		$(71,678)		$(4,507)	(6.3%	)

Consolidated VTR operating expense in Chilean pesos:
Triple Play Distribution	CP	(50,725,212)	CP	(43,537,900)	CP	(7,187,312)	(16.5%	)
DTH		(1,779,396)		(1,872,658)		93,262	5.0%

Total	CP	(52,504,608)	CP	(45,410,558)	CP	(7,094,050)	(15.6%	)

Operating expense at VTR increased during the year ended December 31, 2002, primarily due to:

  •
  an increase in variable programming costs in the functional currency due to the continued decline of the Chilean peso compared to the U.S. dollar;
  •
  an increase in maintenance costs as a result of the increase in the number of subscribers; and
  •
  an increase in access charges as a result of the growth in the telephony customer base.

2001 vs. 2000

	Year Ended December 31,		2001 Over 2000
	2001	2000	Change	% Change
	(In thousands)
UPC	$(834,039)	$(655,173)	$(178,866)	(27.3%	)
VTR	(71,678)	(61,969)	(9,709)	(15.7%	)
Austar United	(153,082)	(170,751)	17,669	10.3%
Other	(3,595)	(5,789)	2,194	37.9%

Total	$(1,062,394)	$(893,682)	$(168,712)	(18.9%	)

Operating expense increased $168.7 million for the year ended December 31, 2001, primarily due to acquisitions and associated costs for the development and launch of products within new markets in Europe and Chile. These increases were offset by a reduction in programming costs in Australia through negotiations with Austar United's major supplier and the Austar United Deconsolidation.

Selling, General and Administrative Expense

2002 vs. 2001

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
UPC	$(387,564)	$(548,286)	$160,722	29.3%
VTR	(63,348)	(67,817)	4,469	6.6%
Austar United	–	(46,571)	46,571	100.0%
Other	(23,565)	(36,887)	13,322	36.1%

Total	$(474,477)	$(699,561)	$225,084	32.2%

Selling, general and administrative expense decreased $225.1 million for the year ended December 31, 2002, primarily due to the Austar United Deconsolidation and a significant decrease in UPC's selling, general and administrative expense. The following provides selling, general and administrative expense detail for certain of our operating segments in United States dollars and in the local currency of each segment.

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
Consolidated UPC selling, general and administrative expense:
Distribution	$(231,332)	$(300,709)	$69,377	23.1%
Priority Telecom	(30,062)	(78,184)	48,122	61.5%
UPC Media	(34,662)	(73,173)	38,511	52.6%
Other	(104,332)	(106,897)	2,565	2.4%
Intercompany eliminations	12,824	10,677	2,147	20.1%

Total	$(387,564)	$(548,286)	$160,722	29.3%

Consolidated UPC selling, general and administrative expense in euros:
Distribution	€(238,461)	€(336,908)	€98,447	29.2%
Priority Telecom	(30,989)	(87,596)	56,607	64.6%
UPC Media	(35,730)	(81,981)	46,251	56.4%
Other	(107,547)	(118,563)	11,016	9.3%
Intercompany eliminations	13,219	11,962	1,257	10.5%

Total	€(399,508)	€(613,086)	€213,578	34.8%

Selling, general and administrative expense at UPC decreased during the year ended December 31, 2002, primarily due to:

  •
  the deconsolidation of UPC's DTH operations in Poland;
  •
  the closure of the sport channels in the central European region;
  •
  the closure of our international wholesale voice and data business in Europe;
  •
  improved operational cost control;
  •
  cost cutting; offset by
  •
  an increase in stock-based compensation expense.

	Year Ended December 31,				2002 Over 2001
	2002		2001		Change		% Change
	(In thousands)
Consolidated VTR selling, general and administrative expense:
Triple Play Distribution		$(63,748)		$(65,391)		$1,643	2.5%
DTH		(2,134)		(261)		(1,873)	(717.6%	)
Other		2,534		(2,165)		4,699	217.0%

Total		$(63,348)		$(67,817)		$4,469	6.6%

Consolidated VTR selling, general and administrative expense in Chilean pesos:
Triple Play Distribution	CP	(43,866,329)	CP	(41,416,115)	CP	(2,450,214)	(5.9%	)
DTH		(1,493,392)		(163,105)		(1,330,287)	(815.6%	)
Other		1,747,283		(1,374,895)		3,122,178	227.1%

Total	CP	(43,612,438)	CP	(42,954,115)	CP	(658,323)	(1.5%	)

Selling, general and administrative expense at VTR increased slightly during the year ended December 31, 2002, primarily due to:

  •
  an increase in commissions and marketing expense due to increased competition; offset by
  •
  lower bad debt provisions as a result of the bundling strategy.

2001 vs. 2000

	Year Ended December 31,		2001 Over 2000
	2001	2000	Change	% Change
	(In thousands)
UPC	$(548,286)	$(526,004)	$(22,282)	(4.2%	)
VTR	(67,817)	(70,787)	2,970	4.2%
Austar United	(46,571)	(58,893)	12,322	20.9%
Other	(36,887)	(26,949)	(9,938)	(36.9%	)

Total	$(699,561)	$(682,633)	$(16,928)	(2.5%	)

Selling, general and administrative expense increased $16.9 million during the year ended December 31, 2001, primarily due to an increase in stock-based compensation expense of $52.0 million, offset by aggressive cost cutting and cost control and the Austar United Deconsolidation.

Stock-Based Compensation

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$(31,949)	$(4,082)	$68,616
VTR	2,534	(2,165)	(7,970)
Austar United	–	(4,281)	(9,439)
Other	1,187	1,710	(8,024)

Total	$(28,228)	$(8,818)	$43,183

Stock-based compensation increased $19.4 million and $52.0 million during the years ended December 31, 2002 and 2001, respectively, compared to the corresponding periods in the prior year. These variations are due to fluctuations in the value of the common stock of our subsidiaries as well as changes in exchange rates. Stock-based compensation is recorded as a result of applying variable-plan accounting to certain of our subsidiaries' stock-based compensation plans and vesting of certain of our subsidiaries fixed stock-based compensation plans. The variable plans include the UPC phantom stock option plan, the chello broadband phantom stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable plan accounting, increases in the fair market value of these vested options result in compensation charges to the statement of operations, while decreases in the fair market value of these vested options will cause a reversal of previous charges taken. The fixed plans include the UPC stock option plan and the Austar United stock option plan.

Adjusted EBITDA

"Adjusted EBITDA" is not a generally accepted accounting principle ("GAAP") measure. Adjusted EBITDA represents net operating earnings (losses) before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Adjusted EBITDA is the primary measure used by our chief operating decision makers to measure our operating results and to measure segment profitability and performance. We believe that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by our chief operating decision makers, that Adjusted EBITDA provides investors a means to evaluate our financial results compared to other companies within our industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in our industry. Adjusted EBITDA should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flow. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of our subsidiaries' stock option and phantom stock option plans, and cash and non-cash impairment and restructuring charges.

The following provides Adjusted EBITDA by segment:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$270,666	$(144,452)	$(334,498)
VTR	41,959	26,860	12,582
Austar United	–	(41,847)	(45,304)
Corporate, eliminations and other	(16,251)	(31,804)	(1,244)

Total	$296,374	$(191,243)	$(368,464)

Consolidated Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Consolidated Adjusted EBITDA	$296,374	$(191,243)	$(368,464)
Stock-based compensation(1)	(28,228)	(8,818)	43,183
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)
Impairment and restructuring charges(2)	(437,427)	(1,525,069)	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)
Other income (loss)	(53,487)	(1,796,641)	(887,618)

Income (loss) before income taxes and other items	$(952,769)	$(4,668,947)	$(2,028,421)

(1)
Stock-based compensation for the years ended December 31, 2002, 2001 and 2000 includes charges associated with fixed, or non-cash, stock option plans totaling $31.9 million, $28.5 million and $39.7 million, respectively, and includes (credits) charges associated with phantom, or cash-based, stock option plans totaling $(3.7) million, $(19.7) million and $(82.9) million, respectively.

(2)
Impairment and restructuring charges includes $1.3 million and $204.1 million in cash charges for the years ended December 31, 2002 and 2001, respectively.

The following provides Adjusted EBITDA detail for certain of our operating segments in United States dollars and in the local currency of each segment:

2002 vs. 2001

	Year Ended December 31,		2002 Over 2001
	2002	2001	Change	% Change
	(In thousands)
Consolidated UPC Adjusted EBITDA:
Triple Play Distribution	$330,192	$150,378	$179,814	119.6%
Germany	12,562	22,197	(9,635)	(43.4%	)
DTH	(3,727)	(8,064)	4,337	53.8%
Content	–	(34,840)	34,840	100.0%
Other	33,686	7,612	26,074	342.5%

Total Distribution	372,713	137,283	235,430	171.5%
Priority Telecom	(3,809)	(79,758)	75,949	95.2%
UPC Media	(4,851)	(100,599)	95,748	95.2%
Other	(93,387)	(101,378)	7,991	7.9%

Total	$270,666	$(144,452)	$415,118	287.4%

Consolidated UPC Adjusted EBITDA in euros:
Triple Play Distribution	€346,443	€168,423	€178,020	105.7%
Germany	13,180	24,861	(11,681)	(47.0%	)
DTH	(3,910)	(9,032)	5,122	56.7%
Content	–	(39,021)	39,021	100.0%
Other	35,344	8,526	26,818	314.5%

Total Distribution	391,057	153,757	237,300	154.3%
Priority Telecom	(3,996)	(89,329)	85,333	95.5%
UPC Media	(5,090)	(112,671)	107,581	95.5%
Other	(97,983)	(113,543)	15,560	13.7%

Total	€283,988	€(161,786)	€445,774	275.5%

Adjusted EBITDA for UPC in U.S. dollars increased $415.2 million, from negative $144.5 million for the year ended December 31, 2001 to positive $270.7 million for the year ended December 31, 2002. On a functional currency basis, UPC's Adjusted EBITDA increased €445.8 million from negative €161.8 million for the year ended December 31, 2001 to positive €284.0 million for the year ended December 31, 2002. This movement is attributable to:

  •
  cost cutting and cost control;
  •
  improvements in processes and systems and organizational rationalization;
  •
  improved gross margins brought about by continued negotiations with major vendors;
  •
  successfully driving higher service penetration in existing customers;
  •
  continuing to achieve increased average revenue per unit;
  •
  a decrease in UPC Germany of €11.7 million, due to the deconsolidation of UPC Germany effective August 1, 2002;
  •
  abandonment of the unprofitable programming business in Poland, Wizja Sport, in December 2001;
  •
  an increase in Priority Telecom's Adjusted EBITDA of €85.3 million, primarily due to termination of its non-profitable international wholesale voice and data business, closing of operations in non-profitable countries and strong cost control procedures;
  •
  an increase in UPC Media's Adjusted EBITDA of €107.6 million, primarily due to continued focus on profitable revenue growth and cost reduction and the transfer of operating expenses associated with the provision of broadband Internet access services to UPC Distribution in December 2001; and
  •
  continued cost control at the corporate level.

	Year Ended December 31,				2002 Over 2001
	2002		2001		Change		% Change
	(In thousands)
Consolidated VTR Adjusted EBITDA:
Triple Play Distribution		$45,700		$28,710		$16,990	59.2%
DTH		(1,341)		550		(1,891)	(343.8%	)
Management fees		(2,400)		(2,400)		–	–

Total		$41,959		$26,860		$15,099	56.2%

Consolidated VTR Adjusted EBITDA in Chilean pesos:
Triple Play Distribution	CP	31,635,071	CP	18,499,961	CP	13,135,110	71.0%
DTH		(952,771)		344,155		(1,296,926)	(376.8%	)
Management fees		(1,656,301)		(1,523,852)		(132,449)	(8.7%	)

Total	CP	29,025,999	CP	17,320,264	CP	11,705,735	67.6%

Adjusted EBITDA for VTR's Triple Play Distribution in U.S. dollars increased $15.1 million, from $26.9 million for the year ended December 31, 2001 to $42.0 million for the year ended December 31, 2002. On a functional currency basis, VTR's Adjusted EBITDA increased CP11.7 billion, from CP17.3 billion for the year ended December 31, 2001 to CP29.0 billion for the year ended December 31, 2002. On a product basis, video, voice and Internet Adjusted EBITDA increased CP6.9 billion, CP4.7 billion and CP1.5 billion, respectively. This movement is attributable to:

  •
  subscriber growth;
  •
  lower bad debt provisions as a result of the bundling strategy;
  •
  lower bandwidth costs; offset by
  •
  an increase in variable programming costs in the functional currency due to the continued decline of the Chilean peso compared to the U.S. dollar and an increase in maintenance costs as a result of the increase in the number of subscribers.

2001 vs. 2000

	Year Ended December 31,		2001 Over 2000
	2001	2000	Change	% Change
	(In thousands)
Consolidated UPC Adjusted EBITDA:
Triple Play Distribution	$150,378	$67,191	$83,187	123.8%
Germany	22,197	4,854	17,343	357.3%
DTH	(8,064)	(17,918)	9,854	55.0%
Content	(34,840)	(48,508)	13,668	28.2%
Other	7,612	(8,947)	16,559	185.1%

Total Distribution	137,283	(3,328)	140,611	4,225.1%
Priority Telecom	(79,758)	(37,817)	(41,941)	(110.9%	)
UPC Media	(100,599)	(175,235)	74,636	42.6%
Other	(101,378)	(118,118)	16,740	14.2%

Total	$(144,452)	$(334,498)	$190,046	56.8%

Consolidated UPC Adjusted EBITDA in euros:
Triple Play Distribution	€168,423	€72,956	€95,467	130.9%
Germany	24,861	5,270	19,591	371.7%
DTH	(9,032)	(19,455)	10,423	53.6%
Content	(39,021)	(52,670)	13,649	25.9%
Other	8,526	(9,715)	18,241	187.8%

Total Distribution	153,757	(3,614)	157,371	4,354.5%
Priority Telecom	(89,329)	(41,062)	(48,267)	(117.5%	)
UPC Media	(112,671)	(190,270)	77,599	40.8%
Other	(113,543)	(128,251)	14,708	11.5%

Total	€(161,786)	€(363,197)	€201,411	55.5%

Adjusted EBITDA for UPC in U.S. dollars increased $190.0 million, from negative $334.5 million for the year ended December 31, 2000 to negative $144.5 million for the year ended December 31, 2001. On a functional currency basis, UPC's Adjusted EBITDA increased €201.4 million from negative €363.2 million for the year ended December 31, 2000 to negative €161.8 million for the year ended December 31, 2001. This movement is attributable to:

  •
  aggressive cost cutting and cost control;
  •
  improved operating margins;
  •
  an increase in Adjusted EBITDA from UPC Media of €77.6 million, primarily due to cost control and lower start-up and development costs; and
  •
  a decrease in Adjusted EBITDA from Priority Telecom of €48.3 million, primarily due to the acquisition of Cignal and associated costs for the development and launch of products within new markets.

	Year Ended December 31,				2001 Over 2000
	2001		2000		Change		% Change
	(In thousands)
Consolidated VTR Adjusted EBITDA:
Triple Play Distribution		$28,710		$22,789		$5,921	26.0%
DTH		550		592		(42)	(7.1%	)
Management fees		(2,400)		(10,799)		8,399	77.8%

Total		$26,860		$12,582		$14,278	113.5%

Consolidated VTR Adjusted EBITDA in Chilean pesos:
Triple Play Distribution	CP	18,499,961	CP	12,199,516	CP	6,300,445	51.6%
DTH		344,155		318,556		25,599	8.0%
Management fees		(1,523,852)		(5,886,150)		4,362,298	74.1%

Total	CP	17,320,264	CP	6,631,922	CP	10,688,342	161.2%

Adjusted EBITDA for VTR in U.S. dollars increased $14.3 million, from $12.6 million for the year ended December 31, 2000 to $26.9 million for the year ended December 31, 2001. On a functional currency basis, VTR's Adjusted EBITDA increased CP10.7 billion, from CP6.6 billion for the year ended December 31, 2000 to CP17.3 billion for the year ended December 31, 2001. On a product basis, video, voice and Internet Adjusted EBITDA decreased CP1.6 billion, increased CP6.9 billion and increased CP1.0 billion, respectively. This movement is attributable to:

  •
  subscriber growth;
  •
  a decrease in management fees of $8.4 million; offset by
  •
  an increase in variable programming costs in the functional currency due to the continued decline of the Chilean peso compared to the U.S. dollar.

	Year Ended December 31,				2001 Over 2000
	2001		2000		Change		% Change
	(In thousands)
Consolidated Austar United Adjusted EBITDA:
DTH		$(10,119)		$(12,333)		$2,214	18.0%
Content		(6,849)		(1,179)		(5,670)	(480.9%	)
Other		(24,879)		(31,792)		6,913	21.7%

Total		$(41,847)		$(45,304)		$3,457	7.6%

Consolidated Austar United Adjusted EBITDA in A$:
DTH	A$	(19,535)	A$	(22,017)	A$	2,482	11.3%
Content		(13,272)		(2,210)		(11,062)	(500.5%	)
Other		(48,113)		(56,652)		8,539	15.1%

Total	A$	(80,920)	A$	(80,879)	A$	(41)	(0.1%	)

Adjusted EBITDA for Austar United in U.S. dollars increased $3.5 million for the year ended December 31, 2001. On a functional currency basis, Austar United's Adjusted EBITDA remained flat from year to year. This movement is attributable to:

  •
  the Austar United Deconsolidation;
  •
  an increase in video programming costs, as the Australian dollar continued to weaken during the period, offset by reduction of programming costs per subscriber effective July 1, 2001, as a result of negotiations with XYZ Entertainment, Austar United's 50% owned programming affiliate; and
  •
  development and start-up costs associated with TVSN.

Depreciation and Amortization

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$(671,757)	$(981,895)	$(657,470)
VTR	(54,458)	(54,027)	(47,352)
Austar United	–	(99,544)	(104,451)
Other	(3,786)	(11,710)	(6,249)

Total	$(730,001)	$(1,147,176)	$(815,522)

Depreciation and amortization expense decreased $417.2 million for the year ended December 31, 2002 compared to the prior period, primarily due to the cessation of amortization of goodwill effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS 142"). Depreciation and amortization expense increased $331.7 million, from $815.5 million for the year ended December 31, 2000 to $1,147.2 million for the year ended December 31, 2001, primarily due to increased depreciation and amortization resulting from acquisitions completed during 2000 as well as increased depreciation expense on capital expenditures to upgrade UPC's network in Western Europe.

Impairment and Restructuring Charges

2001

UPC implemented a restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC's operations to permanently eliminate open positions resulting from normal employee attrition. The total cost of these charges was $250.7 million for the year ended December 31, 2001.

Due to the lack of financial resources to fully develop the triple play in Germany, and due to the inability of UPC to find a partner to help implement this strategy, the long range plans of UPC Germany were revised in 2001 to provide for a "care and maintenance" program, meaning that the business plan would be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, UPC determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair value of UPC's investment in UPC Germany using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally indefeasible rights of use ("IRUs") and related goodwill within its CLEC subsidiary Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. UPC revised its strategic plans for using these assets because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.

In 2000 UPC acquired a license to operate a wireless telecommunications system in Switzerland. Since its acquisition, UPC has been evaluating various alternatives to develop this license. During the fourth quarter of 2001, in connection with UPC's overall strategic review, it was determined that UPC was not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.

As a result of issuing warrants to Microsoft Corporation during 1999 and 2000, UPC recorded €150.2 million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

In December 2001, Austar United reviewed all of its activities and restructured its business to focus on the core pay television business and augment it with interactive television services. This restructuring included outsourcing a number of existing functions, ceasing operation of its own Internet network, streamlining sales and customer service processes and reducing general corporate overhead. In conjunction with this restructuring, Austar United analyzed the carrying value of its tangible and intangible assets in accordance with SFAS 121, and determined there was an impairment in the value of certain of its assets, primarily the spectrum licenses and goodwill related to its Internet business. These assets were written down to fair value as of December 31, 2001. The impairment and restructuring charges for Austar United totaled $146.2 million, and due to the deconsolidation of Austar United effective November 15, 2001, this amount was included in share in results of affiliates. In addition, we recorded an impairment of the carrying value of goodwill on our books of $22.2 million related to our investment in Austar United.

2002

Based on our annual impairment test as of December 31, 2002 in accordance with SFAS 142, we recorded an impairment charge of $344.8 million and $18.0 million on goodwill related to Priority Telecom and UPC Romania, respectively, for the year ended December 31, 2002. In addition, we wrote off obsolete inventory and other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic and Czech Republic amounting to $74.6 million for the year ended December 31, 2002.

It is possible that UPC may incur additional impairment and restructuring charges in 2003. Such charges could arise as a result of its contemplated debt restructuring, a rationalization of its investments or the application of accounting standards used to value and adjust to the carrying value of long-lived assets, goodwill and other intangibles. Because of uncertainties concerning UPC's proposed debt restructuring, UPC is not able to estimate whether it will need to incur charges in 2003 and thereafter, or, if such charges are necessary, the likely amount of the charges.

Interest Income

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$26,767	$44,516	$42,134
VTR	801	766	483
Austar United	–	4,469	15,429
Other	10,747	54,945	75,251

Total	$38,315	$104,696	$133,297

Interest income decreased $66.4 million and decreased $28.6 million during the years ended December 31, 2002 and 2001, respectively, compared to the corresponding periods in the prior year. During 2002 and 2001, our consolidated cash balance decreased significantly, resulting in lower interest income compared to the prior period.

Interest Expense

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$(629,599)	$(822,205)	$(682,321)
VTR	(16,978)	(20,192)	(28,242)
Austar United	–	(19,229)	(21,159)
Other	(33,524)	(209,204)	(197,061)

Total	$(680,101)	$(1,070,830)	$(928,783)

Interest expense decreased $390.7 million during the year ended December 31, 2002 compared to the prior year, primarily due to the acquisition of the UGC Holdings 1998 Notes, UPC Exchangeable Loan and United UPC Bonds in connection with the merger transaction on January 30, 2002 (which were extinguished on that date for consolidated financial reporting purposes), as well as the deconsolidation of UAP and Austar United effective November 15, 2001. Additional details of interest expense are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Cash Pay:
UPC senior notes	$(177,958)	$(254,103)	$(258,752)
UPC bank facilities and other	(244,785)	(256,912)	(180,128)
VTR bank facility	(12,917)	(16,284)	(19,166)
UAP, Austar United and other	(10,194)	(51,144)	(23,681)

	(445,854)	(578,443)	(481,727)

Non Cash:
UPC senior discount notes accretion	(193,509)	(247,234)	(208,479)
UGC Holdings 1998 Notes accretion	(13,274)	(147,090)	(134,513)
Amortization of deferred financing costs	(23,072)	(39,879)	(44,952)
UPC Exchangeable Loan	(4,392)	(30,506)	–
UAP and other	–	(27,678)	(59,112)

	(234,247)	(492,387)	(447,056)

Total	$(680,101)	$(1,070,830)	$(928,783)

Foreign Currency Exchange Gain (Loss)

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$722,013	$(37,906)	$(178,065)
VTR	(45,425)	(69,395)	(35,445)
Austar United	–	255	(759)
Other	63,206	(41,146)	(1,631)

Total	$739,794	$(148,192)	$(215,900)

Foreign currency exchange gain increased $888.0 million, from a $148.2 million loss for the year ended December 31, 2001 to a $739.8 million gain for the year ended December 31, 2002. This gain resulted primarily from UPC's dollar-denominated debt, as the euro strengthened 14.7% against the dollar during the period. Foreign currency exchange gain (loss) decreased $67.7 million, from a $215.9 million loss for the year ended December 31, 2000 to a $148.2 million loss for the year ended December 31, 2001. This decrease was primarily due to the improved performance of certain of UPC's derivatives, offset by strengthening of the U.S. dollar to the euro and Chilean peso during 2001 compared to 2000 as well as a loss of $42.9 million related to our entering into foreign currency exchange forward contracts during 2001 to reduce our currency exposure to the euro.

Proceeds from Litigation Settlement

In May 2001, the United States Supreme Court affirmed the decision of the 10th Circuit U.S. Court of Appeals, which in April 2000 found in favor of us in our lawsuit against Wharf Holdings Limited ("Wharf"). The lawsuit consisted of our claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to us in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The United States Supreme Court's decision affirms the 1997 U.S. District Court judgment in our favor, which, together with accrued interest, totaled gross and net proceeds of $201.2 million and $194.8 million, respectively.

Gain (Loss) on Sale of Investments in Affiliates and Other Assets

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC Polska transaction	$–	$(416,898)	$–
Other UPC	(28,721)	(1,669)
Other	(1,942)	1,764	6,194

Total	$(30,663)	$(416,803)	$6,194

In December 2002, UPC incurred a loss of $18.9 million on the transfer of certain of Priority Telecom's ordinary shares to a third party in settlement of consultant fees. In December 2001, UPC and Canal+ merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to a Polish subsidiary of Canal+, TKP. In return, UPC Polska received a 25.0% ownership interest in TKP and €150.0 ($134.1) million in cash. UPC Polska's investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

Provision for Loss on Investments

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$(7,826)	$(334,660)	$–
Austar United	–	–	(938)
Other	(19,257)	(7,759)	(4,914)

Total	$(27,083)	$(342,419)	$(5,852)

Based on our analysis of specific quantitative and qualitative factors, we record a loss on investments when the loss is determined to be other than temporary. During the third quarter of 2001, we determined a decline in the market value of UPC's investment in SBS and PrimaCom to be other than temporary, and, as a result, we reduced the carrying value of these investments to market value and recorded a realized loss of $102.1 million and $232.6 million, respectively.

Gain on Issuance of Common Equity Securities by Subsidiaries

In March 2000, Austar United sold 20.0 million shares to the public, raising gross and net proceeds at $5.20 per share of $104.0 million and $102.4 million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step up in the carrying amount of our investment in Austar United. In August 2000, a noteholder of UPC exercised its option to convert its $100.0 million note into approximately 4.1 million ordinary shares of UPC. Based on the carrying value of our investment in UPC as of August 23, 2000, we recognized a gain of $54.1 million from the resulting step up in the carrying amount of our investment in UPC. No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

Derivative Losses and Other Income (Expense)

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC	$(69,797)	$(117,561)	$2,701
VTR	(7,767)	(2,942)	(1,951)
Austar United	–	157	(5,333)
Other	(16,185)	2,423	278

Total	$(93,749)	$(117,923)	$(4,305)

Derivative losses and other income (expense) decreased $24.2 million for the year ended December 31, 2002 and increased $113.6 million for the year ended December 31, 2001. The increase during 2001 was primarily due to the change in fair value of certain of UPC's derivative instruments effective in 2001 with the adoption of Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133").

Reorganization Expenses

In accordance with SOP 90-7, expenses associated with UPC's reorganization are presented separately on the statement of operations. These reorganization expenses include the write off of deferred financing costs of $36.2 million, professional fees of $37.9 million and retention bonuses of $1.1 million.

Income Tax (Expense) Benefit

Income tax expense increased $131.3 million during the year ended December 31, 2002 compared to the prior period, primarily due to interest income generated from the ownership of the UPC Exchangeable Loan and United UPC Bonds by United effective January 30, 2002, and from the ownership of the UGC Holdings 1998 Notes by IDT United effective January 30, 2002.

Minority Interests in Subsidiaries

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Accrual of dividends on UPC convertible preference shares and other	$(97,083)	$(89,202)	$–
UPC	–	54,050	862,663
Subsidiaries of UPC	28,080	484,780	21,160
Other	1,900	46,887	50,725

Total	$(67,103)	$496,515	$934,548

The minority interests' share of losses decreased $563.6 million during the year ended December 31, 2002 compared to the prior period, primarily due to the significant reduction of the minority interests' basis in the common equity of UPC Germany in late 2001, as well as the deconsolidation of UAP effective November 15, 2001. The minority interests' share of losses decreased $438.0 million, from $934.5 million for the year ended December 31, 2000 to $496.5 million for the year ended December 31, 2001, primarily due to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001, as well as the accrual of dividends on UPC's convertible preference shares, which increases the minority interests' basis in UPC. We cannot allocate a portion of UPC's net losses to the minority shareholders once the minority shareholders' common equity basis has been exhausted. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity or until additional equity is contributed by third-party investors. The decrease in 2001 was offset by the allocation of significant net losses from UPC Germany to the minority shareholder, as a result of the impairment charge of $682.6 million in December 2001.

Share in Results of Affiliates

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC's affiliates	$(29,841)	$(167,103)	$(106,099)
Austar United's affiliates	–	(40,203)	(18,068)
UAP and other	(42,301)	(179,135)	(5,747)

Total	$(72,142)	$(386,441)	$(129,914)

Losses from recording our share in results of affiliates decreased $314.3 million for the year ended December 31, 2002 compared to the prior year, primarily as a result of the basis in most of UPC's investments reduced to nil under the equity method of accounting, offset by recording our share of UAP's losses through March 29, 2002 totaling $38.9 million. The increase in loss from recording our share in results of affiliates of $256.5 million for the year ended December 31, 2001 compared to the prior year was primarily due to increased loss from UPC affiliates SBS, PrimaCom and Tevel, recognition of a full year of loss from our New Zealand investment and losses recognized from November 15, 2001 through December 31, 2001 from UAP of $177.2 million as a result of the Austar United Deconsolidation.

Extraordinary Gain on Early Extinguishment of Debt

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
United	$1,646,706	$3,447	$–
UPC	451,493	–	–

Total	$2,098,199	$3,447	$–

As part of our recapitalization, we purchased at fair value certain debt securities of our subsidiaries, including the United UPC Bonds, UPC Exchangeable Loan and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes, we recognized an extraordinary gain of $1.647 billion (net of income tax) from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

In January 2002, UPC recognized a gain of $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

In June 2002, UPC recognized a gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of certain interest rate/cross currency derivative contracts between the banks and UPC.

Cumulative Effect of Change in Accounting Principle

Year Ended December 31, 2002
(In thousands)
The Netherlands	$(439,483)
Poland	(366,347)
Sweden	(169,315)
France	(159,703)
Czech Republic	(88,000)
Hungary	(50,113)
Norway	(38,942)
Other UPC	(27,690)
Brazil	(5,129)

Total	$(1,344,722)

We adopted SFAS 142 effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion, and is reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142.

We adopted SFAS 133 as of January 1, 2001, which resulted in a gain of $20.1 million from certain of UPC's derivative securities.

Liquidity and Capital Resources

We have financed our acquisitions and our video, voice and Internet access businesses in the three main regions of the world in which we operate through public and private debt and equity offerings and cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. Our subsidiaries have supplemented contributions from us with the sale of debt and equity, securities, bank financing and operating cash flow. The following table outlines our sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") from inception to date:

	Inception to December 31, 2001	Year Ended December 31, 2002	December 31, 2002
	(In millions)
Parent Level
Financing Sources:
Debt	$1,347.0	$102.7	$1,449.7
Equity	1,717.7	200.0	1,917.7
Asset sales, dividends and note payments	376.6	1.9	378.5
Interest income and other	237.4	34.1	271.5

Total sources	3,678.7	338.7	4,017.4

Application of Funds:
Investment in:
UPC	(717.8)	–	(717.8)
Asia/Pacific	(422.2)	(3.3)	(425.5)
Latin America	(961.9)	(100.5)	(1,062.4)
Other	(89.8)	8.1	(81.7)

Total	(2,191.7)	(95.7)	(2,287.4)
Loan to Liberty	(287.6)	287.6	–
Repayment of bonds	(793.4)	(530.1)	(1,323.5)
Offering and merger costs	(118.6)	(13.9)	(132.5)
Litigation settlement	195.4	–	195.4
Purchase of treasury shares	–	(5.1)	(5.1)
Corporate and other	(222.1)	(48.3)	(270.4)

Total uses	(3,418.0)	(405.5)	(3,823.5)

Period change in cash	260.7	(66.8)	193.9
Cash, beginning of period	–	260.7	–

Cash, end of period	$260.7	$193.9	193.9

Subsidiary Level
Cash, end of period:
UPC			286.4
VTR			22.6
Other			1.4

Total United's subsidiaries			310.4

Total			$504.3

United Corporate

At the corporate level, we had working capital of $208.4 million as of December 31, 2002, which included restricted cash of $29.0 million. On April 9, 2003, we purchased UPC's interest in SBS for €100.0 million. This transaction satisfied our €100.0 million commitment under the Reorganization Plan (as discussed below). In addition, pursuant to a loan deferral agreement with Liberty, our notes payable to Liberty totaling $102.7 million are now due on or about January 30, 2004. During 2003, we plan to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. Uses of cash in 2003 may include funding of approximately $30.0 million to meet the existing growth plans and liquidity needs of our systems in Latin America and approximately $25.0 million for interest on the Liberty notes and general corporate purposes. Although we expect these plans to be successful, there can be no assurance they will occur on terms that are satisfactory to us or at all.

UPC

UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by UPC's continued rollout of broadband services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. As a result, we expect UPC to incur operating losses at least through 2004. UPC's senior notes, senior discount notes, the UPC Exchangeable Loan and the senior secured credit facility among UPC Distribution Holding B.V. and UPC Financing Partnership as borrowers and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"), are in default and have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the UPC Exchangeable Loan and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover the carrying value of its assets and satisfy its liabilities in the normal course of business.

Given UPC's funding requirements at the end of 2001 and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make these interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003, UPC failed to make required interest payments in the aggregate amount of $35.3 million, $122.0 million, $35.9 million and $123.4 million, respectively, on its outstanding 10.875% Senior Notes due 2007, 11.25% Senior Notes due 2009, 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. To date, UPC has not made these payments, and neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 interest payments on certain of its outstanding senior notes gave rise to potential cross events of default under the UPC Distribution Bank Facility and the UPC Exchangeable Loan. The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The UPC Exchangeable Loan is secured by pledges over the stock of Belmarken, UPC's wholly-owned subsidiary, UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband. The occurrence of matured cross events of default under such facilities gave the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans. On March 4, 2002, UPC received the first of a series of waivers from the lenders of the UPC Distribution Bank Facility and the UPC Exchangeable Loan for the potential cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults. These waivers were periodically extended through September 27, 2002. On September 30, 2002 a waiver and amendment letter was executed with the UPC Distribution Bank Facility lenders that waived these events of default through

March 31, 2003 (the "Modified Waiver Letter"). The Modified Waiver Letter includes amendments to the UPC Distribution Bank Facility to:

  •
  Increase and extend the maximum permitted ratios of senior debt to annualized EBITDA (as defined in the bank facility) and lower and extend the minimum required ratios of EBITDA (as defined in the bank facility) to total cash interest and EBITDA (as defined in the bank facility) to senior debt service;
  •
  Increase the interest margin on outstanding loans under the facility by 1.5%;
  •
  Include a fee of 0.25% on the total commitment amount;
  •
  Reduce the total commitment amount under the UPC Distribution Bank Facility to €3.5 billion; and
  •
  Require UPC to inject €125.0 million in cash to UPC Distribution on or before March 31, 2003.

On September 30, 2002, we, UPC and the Bondholder Committee executed a Reorganization Plan. If completed under its current terms, the Reorganization Plan will substantially delever UPC's consolidated balance sheet through the judicially supervised conversion of the UPC Exchangeable Loan and UPC's senior notes and senior discount notes into new common stock issued by New UPC. Key terms of the Reorganization Plan are as follows:

  •
  We will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for the United UPC Bonds and the UPC Exchangeable Loan;
  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for their holdings;
  •
  UPC's existing preferred and ordinary shareholders, including us, will receive approximately 2.0% of New UPC's pro forma equity (subject to dilution under certain circumstances);
  •
  An agreement by the parties (other than UPC) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and the UPC Exchangeable Loan while the restructuring remains in effect; and
  •
  We will purchase up to €100.0 million of New UPC common stock or assets as part of UPC's restructuring (subject to reduction if UPC sells any assets, raises any non-dilutive capital prior to the closing of the restructuring or if the third-party bondholders participate pro-rata in the equity issuance).

In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, including the pre-negotiated Reorganization Plan. In conjunction with the commencement of the U.S. Chapter 11 Case, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed an Akkoord with the Dutch Bankruptcy Court. UPC submitted a revision to the Reorganization Plan in the U.S. Bankruptcy Court and to the Akkoord in the Dutch Bankruptcy Court on December 23, 2002, and a subsequent revision on January 7, 2003. The U.S. Bankruptcy Court confirmed the Reorganization Plan on February 20, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, ICH, a creditor in the Dutch moratorium proceeding with a €1.00 claim and one vote, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. The Dutch Court of Appeals held a hearing on the appeal on April 1, 2003, and is expected to rule on the appeal on or about April 15, 2003. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which is in its final stages. The appeal will, however, delay completion of the restructuring into the second quarter of 2003. Any ruling by the Dutch Court of Appeals is subject to final appeal with the Dutch Supreme Court (cassatie) within 8 days after the ruling of the Dutch Court of Appeals.

Effective April 9, 2003, the UPC Distribution Bank Facility lenders have extended until September 30, 2003, the waivers of the defaults arising as a result of UPC's decision not to make interest payments under its outstanding senior notes, as described above (the "Amended Waiver Letter"). The Amended Waiver Letter amends the Relevant Period (as defined in the Modified Waiver Letter) to include that in the event of an appeal of the decision of the Dutch Bankruptcy Court on March 13, 2003 ratifying the Akkoord, the Relevant Period is the date falling 11 business days after a judgment by either a Dutch Court, a Dutch Court of Appeal or the Dutch Supreme Court (together, the "Dutch Courts") in relation to such appeal is rendered and has become final and conclusive. In addition, the definition of Termination Event (as defined in the Modified Waiver Letter) is amended to include if at any time prior to the end of the Relevant Period any of the Dutch Courts renders a judgment that has become final and conclusive that annuls or otherwise reverses or overturns the ratification of the Dutch Bankruptcy Court of March 13, 2003 or that otherwise has the effect that the Akkoord is no longer effective or cannot be implemented. Except as noted above, the material terms of the Amended Waiver Letter are unchanged from those in the Modified Waiver Letter. As a condition to obtaining the Amended Waiver Letter, UPC completed the contribution of €125.0 million in cash to UPC Distribution on April 9, 2003, as contemplated in the Modified Waiver Letter.

The Reorganization Plan and the Akkoord and other transactions contemplated by the restructuring agreement are to become effective on a date (the "Effective Date") identified by UPC and falling no more than eleven days after all conditions to the consummation of the Reorganization Plan and Akkord have been satisfied or waived. Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in UPC. Therefore, in accordance with Dutch law and in order to facilitate implementation of the Reorganization Plan, New UPC commenced an offer, solely with respect to holders of UPC Ordinary Shares A who were not U.S. persons and were not located or residing within the United States, to deliver shares of New UPC common stock to such holders (the "Dutch Implementing Offer"). Similarly, the Dutch Bankruptcy Code does not provide for the Dutch Bankruptcy Case to exempt compliance from otherwise applicable corporate law. Therefore, in order to facilitate implementation of the Reorganization Plan, UPC held a shareholders meeting on February 19, 2003, to approve certain amendments to UPC's articles of incorporation and certain other shareholder proposals. All of the amendments and other proposals were approved. No further U.S. or Dutch shareholder action is required to complete the restructuring.

UPC believes subscriber growth has been impacted in some countries by UPC's financial restructuring, however UPC believes the restructuring has not had a material adverse effect on its subsidiaries or UPC's relationship with suppliers and employees. Upon completion of the restructuring, UPC expects that its remaining consolidated cash balances, together with anticipated cash flow from operations, will provide it with sufficient capital to fund its existing operations for the foreseeable future. However, if UPC wishes to expand its cable television services or broadband communications network to take full advantage of business opportunities, it will require additional capital. Due to UPC's recent financial performance, it may not be able to maintain adequate sources of capital to finance its capital expenditures. UPC does not know when additional financing may be available to it (if at all) or available on favorable terms. A failure to acquire additional capital on acceptable terms may seriously and adversely affect the growth of its business and may have an adverse effect on the valuation of its tangible and intangible assets.

VTR

VTR had $22.6 million of cash, cash equivalents and short-term liquid investments on hand as of December 31, 2002. From January 1, 2002 through May 28, 2002, we loaned VTR $17.0 million for capital expenditures and general working capital purposes. On May 29, 2002, VTR and VTR's senior lenders entered into an amendment to VTR's existing $176.0 million senior secured credit facility (the "VTR Bank Facility"), extending the maturity date of the loans under the facility until April 29, 2003. In connection with the amendment, we funded $26.0 million in capital contributions to VTR, the proceeds of which were used to prepay the senior loans down to $150.0 million. We funded another $43.4 million in capital contributions during the remainder of 2002 for VTR's capital expenditures and general working capital. We also funded $6.0 million in December 2002 and $6.0 million in January 2003 in capital contributions for agreed upon prepayments of the VTR Bank Facility. VTR is currently negotiating with several financial institutions to amend and refinance the remaining $138.0 million amount of the VTR Bank Facility. As part of this refinancing VTR and we may be required to pay down additional amounts owed under the facility and capitalize certain shareholder loans to VTR, among other conditions. If this refinancing is successful, the term of the VTR Bank Facility is expected to be extended for up to three years. Although we believe we will be successful in refinancing the VTR Bank Facility prior to its due date of April 29, 2003, there can be no assurance that it will occur on terms that are satisfactory to VTR or us or at all.

Statements of Cash Flows

We had cash and cash equivalents of $410.2 million as of December 31, 2002, a decrease of $509.9 million from $920.1 million as of December 31, 2001. We had cash and cash equivalents of $920.1 million as of December 31, 2001, a decrease of $956.7 million from $1,876.8 million as of December 31, 2000.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net cash flows from operating activities	$(293,608)	$(671,143)	$(471,690)
Net cash flows from investing activities	(257,263)	(881,367)	(3,891,399)
Net cash flows from financing activities	5,222	645,434	4,416,908
Effects of exchange rates on cash	35,694	(49,612)	(102,906)

Decrease in cash and cash equivalents	(509,955)	(956,688)	(49,087)
Cash and cash equivalents, beginning of period	920,140	1,876,828	1,925,915

Cash and cash equivalents, end of period	$410,185	$920,140	$1,876,828

Year Ended December 31, 2002.  Principal sources of cash during the year ended December 31, 2002 included $200.0 million from the issuance of our common stock, $102.7 million of loan proceeds from a note payable to Liberty, $35.7 million positive exchange rate effect on cash, $42.7 million of proceeds from short-term and long-term borrowings, $40.4 million of restricted cash released, $35.2 million of net sale of short-term liquid investments, $11.3 million of dividends received from affiliates and $16.9 million from other investing and financing activities.

Principal uses of cash during the year ended December 31, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United and shares of redeemable preferred stock and convertible promissory notes issued by IDT United, $335.2 million of capital expenditures, $90.3 million for the repayment of debt, $22.6 million for the acquisition by UPC of certain additional interests in Romania, $18.3 million for financing costs, $293.6 million for operating activities and $3.2 million for other investing activities.

Year Ended December 31, 2001.  Principal sources of cash during the year ended December 31, 2001 included proceeds from the UPC Exchangeable Loan of $856.8 million, $812.1 million of borrowings on the UPC Distribution Bank Facility, a $222.4 million payment by Liberty on their note to UGC Holdings, $215.4 million of net proceeds from the sale of short-term liquid investments, $118.8 million of net proceeds from the merger of UPC's DTH business with Canal+, $20.7 million from the issuance of common stock, $3.3 million from the exercise of stock options and $7.8 million from other investing and financing activities.

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

Year Ended December 31, 2000.  Principal sources of cash during the year ended December 31, 2000 included $4,328.3 million of borrowings on various subsidiary facilities, $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $990.0 million in proceeds from UPC's issuance of convertible preference shares. The borrowings under subsidiary facilities includes $2,419.8 million from UPC's bank facilities, $1,151.2 million from UPC's bridge loans, $259.2 million from a UPC senior credit facility, $209.4 million under a UPC corporate facility and $136.3 million under the new France facility. Additional sources of cash included $194.9 million of net proceeds from short-term liquid investments, $102.4 million from Austar United's second public offering of common equity securities, $13.3 million from the exercise of stock options and $57.2 million from payments on notes receivable, affiliate dividends and other investing sources.

Principal uses of cash during the year ended December 31, 2000 included $2,468.9 million for repayments of debt, $1,846.6 million of capital expenditures for system upgrade and new-build activities, $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $207.4 million for the acquisition of EWT/TSS in Germany, $490.3 million for other acquisitions and $348.1 million for investments in affiliates, including $160.6 million for additional investments in SBS and $122.1 million for shares in PrimaCom. Additional uses of cash include $256.2 million in loans to affiliates, $149.3 million for deferred financing costs, $102.9 million negative exchange rate effect on cash and $471.7 million for operating activities.

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

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of stockholders' (deficit) equity until such time as the stock is sold, at which time the realized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at December 31, 2002 included the following:

	Number of Shares	Fair Value December 31, 2002
		(In thousands)
PrimaCom	4,948,039	$1,970
SBS	6,000,000	$87,126

Impact of Foreign Currency Rate Changes

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders' equity (deficit). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Certain items such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company's functional currency, which results in foreign exchange gains and losses recorded in the consolidated statement of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The functional currency of UPC and VTR is the euro and Chilean peso, respectively. The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate
	Euro		Chilean Peso
December 31, 2002	0.9545		718.6100
December 31, 2001	1.1189		661.1500
December 31, 2000	1.0770		573.7500
% Strengthening (Devaluation) December 31, 2001 to December 31, 2002	14.7%		(8.7%	)
% Strengthening (Devaluation) December 31, 2000 to December 31, 2001	(3.9%	)	(15.2%	)

	Average Rate
	Euro		Chilean Peso
December 31, 2002	1.0492		689.5364
December 31, 2001	1.1200		635.0556
December 31, 2000	1.0858		539.6638
% Strengthening (Devaluation) December 31, 2001 to December 31, 2002	6.3%		(8.6%	)
% Strengthening (Devaluation) December 31, 2000 to December 31, 2001	(3.1%	)	(17.7%	)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
UPC:
Revenue	$1,319,741	$1,233,188	$918,634

Adjusted EBITDA	$270,666	$(144,452)	$(334,498)

Revenue based on prior year exchange rates(1)	$1,246,479	$1,269,814

Adjusted EBITDA based on prior year exchange rates(1)	$253,561	$(149,002)

Revenue impact(2)	$73,262	$(36,626)

Adjusted EBITDA impact(2)	$17,105	$4,550

VTR:
Revenue	$186,426	$166,590	$148,167

Adjusted EBITDA	$41,959	$26,860	$12,582

Revenue based on prior year exchange rates(1)	$202,418	$196,111

Adjusted EBITDA based on prior year exchange rates(1)	$45,706	$32,095

Revenue impact(2)	$(15,992)	$(29,521)

Adjusted EBITDA impact(2)	$(3,747)	$(5,235)

(1)
Represents the current period functional currency amounts translated at the average exchange rates for the same period in the prior year.
(2)
Represents the difference between the current period U.S. dollar reported amount translated at the current period average exchange rate, and the current period U.S. dollar reported amount translated at the average exchange rate for the same period in the prior year. Amounts give effect to the impact of the difference in average exchange rates on the current period reported amounts.

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)

Foreign currency translation adjustments	$(873,666)	$11,157	$(47,625)

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	December 31, 2002	December 31, 2001
			Related Party(3)
	Third Party	Third Party
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC 10.875% dollar Senior Notes due 2009(1)	$520,484	$558,842	$241,190
UPC 12.5% dollar Senior Discount Notes due 2009(1)	408,565	365,310	171,911
UPC 10.875% dollar Senior Notes due 2007(1)	113,766	143,864	56,144
UPC 11.25% dollar Senior Notes due 2009(1)	113,602	125,967	124,586
UPC 13.375% dollar Senior Discount Notes due 2009(1)	254,634	227,424	103,798
UPC 11.25% dollar Senior Notes due 2010(1)	356,573	387,697	208,709
UPC 11.5% dollar Senior Notes due 2010(1)	145,078	215,067	83,153
UPC 13.75% dollar Senior Discount Notes due 2010(1)	487,333	442,129	221,821
UPC Polska Senior Discount Notes(1)	377,110	343,323	–
UPC Exchangeable Loan(1)	–	–	887,315
VTR Bank Facility(2)	144,000	176,000	–

	$2,921,145	$2,985,623	$2,098,627

  (1)  Functional currency of UPC is euros.
  (2)  Functional currency of VTR is Chilean pesos.
  (3)  Held by Liberty.

Derivative Instruments

We use derivative financial instruments from time to time to manage exposure to movements in foreign exchange rates and interest rates. We account for derivative financial instruments in accordance with SFAS 133, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded as a component of other comprehensive income or loss in stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The change in fair value of the hedged item is recorded as an adjustment to its carrying value on the balance sheet. For derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings. The following table provides detail of the fair value of derivative instruments we have:

	December 31,
	2002	2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate derivative contract	$–	$90,925
UPC October 1999 Senior Notes cross currency/interest rate derivative contract	–	49,622
UPC January 2000 Senior Notes cross currency/interest rate derivative contract	–	32,837
UPC Distribution Bank Facility cross currency/interest rate derivative contract	(10,616)	(42,064)
Other	(1,674)	–

Total derivative (liabilities) assets, net	$(12,290)	$131,320

Concurrent with the closing of the UPC July 1999 Senior Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC 10.875% dollar Senior Notes due 2009 into fixed and variable rate euro notes with a notional amount totaling €754.7 million. Concurrent with the closing of the UPC October 1999 Senior Notes offering, UPC entered into a cross-currency swap, swapping the $252.0 million UPC 11.25% dollar Senior Notes due 2009 into fixed-rate and variable-rate euro notes with a notional amount totaling €240.2 million and swapping the $200.0 million UPC 10.875% dollar Senior Notes due 2007 into fixed-rate and variable-rate euro notes with a notional amount totaling €190.6 million. Concurrent with the closing of the UPC January 2000 Senior Notes offering, UPC entered into a cross-currency swap, swapping a total of $300.0 million of the UPC 11.25% dollar Senior Notes due 2010 into 10.0% fixed euro notes with a notional amount of €297.0 million until August 2008.

The derivative instruments related to the UPC July 1999, October 1999 and January 2000 Senior Notes were marked to fair value each period with the corresponding gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the consolidated statement of operations. For the years ended December 31, 2002 and 2001, we recorded losses of $130.1 million and $105.8 million, respectively, in connection with the change in fair value of these derivative instruments. In June 2002, UPC recognized an extraordinary gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on the UPC July 1999 Senior Notes, UPC October 1999 Senior Notes and UPC January 2000 Senior Notes.

Concurrent with the closing of the UPC Distribution Bank Facility, UPC entered into a cross currency and interest rate swap, pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. As of November 29, 2002, the cross currency swap was settled for €64.6 million, of which €12.0 million has been paid as of December 31, 2002. The remaining amount of €52.6 million is outstanding until August 2003 and is classified as short-term debt. In addition, UPC entered into an interest rate swap of €1.725 billion to fix the Euro Interbank Offer Rate ("EURIBOR") portion of the interest calculation to 4.55% for the period ending April 15, 2003. This €1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity (deficit).

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on the classification of indebtedness in our consolidated financial statements for the year ended December 31, 2002. Contractual maturities may differ from the information shown in the table below.

	December 31, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 Notes (dollar)	$24,313	$8,619	(1)	$–	$–	$–	$–	$–	$24,313	$24,313
Average interest rate	10.75%	41.99%
Variable rate UPC Senior Notes due 2009 (dollar)	$520,484	$31,923	(1)	$520,484	–	–	–	–	–	520,484
Average interest rate	10.875%	164.90%
Fixed rate UPC Senior Notes due 2009 (euro)	$150,013	$10,273	(1)	$150,013	–	–	–	–	–	150,013
Average interest rate	10.875%	164.90%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$408,565	$22,491	(1)	$408,565	–	–	–	–	–	408,565
Average interest rate	12.50%	93.71%
Variable rate UPC Senior Notes due 2007 (dollar)	$113,766	$7,333	(1)	$113,766	–	–	–	–	–	113,766
Average interest rate	10.875%	139.99%
Fixed rate UPC Senior Notes due 2007 (euro)	$39,655	$2,986	(1)	$39,655	–	–	–	–	–	39,655
Average interest rate	10.875%	139.99%
Variable rate UPC Senior Notes due 2009 (dollar)	$113,602	$7,188	(1)	$113,602	–	–	–	–	–	113,602
Average interest rate	11.25%	134.80%
Fixed rate UPC Senior Notes due 2009 (euro)	$40,019	$3,008	(1)	$40,019	–	–	–	–	–	40,019
Average interest rate	11.25%	134.80%
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$254,634	$14,769	(1)	$254,634	–	–	–	–	–	254,634
Average interest rate	13.375%	88.60%
Fixed rate UPC Senior Discount Notes due 2009 (euro)	$96,782	$5,862	(1)	$96,782	–	–	–	–	–	96,782
Average interest rate	13.375%	88.60%
Fixed rate UPC Senior Notes due 2010 (dollar)	$356,573	$22,055	(1)	$356,573	–	–	–	–	–	356,573
Average interest rate	11.25%	169.69%
Fixed rate UPC Senior Notes due 2010 (euro)	$86,484	$6,252	(1)	$86,484	–	–	–	–	–	86,484
Average interest rate	11.25%	169.69%
Fixed rate UPC Senior Notes due 2010 (dollar)	$145,078	$9,879	(1)	$145,078	–	–	–	–	–	145,078
Average interest rate	11.50%	172.59%
Fixed rate UPC Senior Discount Notes due 2010 (dollar)	$487,333	$29,966	(1)	$487,333	–	–	–	–	–	487,333
Average interest rate	13.75%	83.01%

	December 31, 2002			Expected payment as of December 31,
	Book Value	Fair Value		2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UPC FiBI Loan (dollar)	$57,033	$–	(2)	$57,033	$–	$–	$–	$–	$–	$57,033
Average interest rate	10.00%	0.00%
Fixed rate UPC Polska Senior Discount Notes	$377,110	$99,133	(1)	–	–	–	–	–	377,110	377,110
Average interest rate	7.00%-14.50%	42.26%-87.54%
Variable rate UPC Bank Facility	$3,289,826	$3,289,826	(3)	3,289,826	–	–	–	–	–	3,289,826
Average interest rate	7.25%	7.25%
Notes payable to Liberty	$102,728	$102,728	(3)	102,728	–	–	–	–	–	102,728
Average interest rate	8.00%	8.00%
VTR Bank Facility	$144,000	$144,000	(3)	144,000	–	–	–	–	–	144,000
Average interest rate	7.60%	7.60%
Capital lease obligations	$59,748	$59,748	(3)	4,553	3,955	3,919	3,938	3,957	39,426	59,748
Average interest rate	Various	Various
Other debt	$92,021	$92,021	(3)	75,968	6,900	3,782	1,794	679	2,898	92,021
Average interest rate	Various	Various

Total debt	$6,959,767	$3,970,060		6,487,096	10,855	7,701	5,732	4,636	443,747	6,959,767

Operating leases				53,164	43,660	27,510	23,167	21,748	43,871	213,120
Other commitments				100,741	56,043	52,464	17,420	22,620	67,738	317,026

	Total commitments			153,905	99,703	79,974	40,587	44,368	111,609	530,146

	Total debt and commitments			$6,641,001	$110,558	$87,675	$46,319	$49,004	$555,356	$7,489,913

(1)
Fair value is based upon recent bid prices.
(2)
Fair value approximates nil, due to under water convertibility feature.
(3)
Fair value approximates book value in the absence of quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Regulation S-X are included under ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Selected Quarterly Financial Data

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2002. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amount of net income (loss) as shown below for the first quarter of 2002 has been restated to give effect to the impairment of goodwill totaling $1.34 billion as of January 1, 2002, in accordance with the transition guidance in SFAS 142.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31 2002
	(In thousands, except share and per share data)

Revenue	$349,040	$379,732	$384,736	$401,513

Operating income (loss)	$(122,647)	$(130,166)	$(123,195)	$(523,274)

Net income (loss)	$(232,147)	$569,570	$(423,139)	$(418,663)

Net loss per common share:
Basic net income (loss)	$(0.74)	$1.37	$(1.02)	$(1.01)

Diluted net income (loss)	$(0.74)	$1.37	$(1.02)	$(1.01)

Weighted average number of common shares outstanding:
Basic	317,936,595	416,187,877	413,450,776	413,486,364

Diluted	317,936,595	416,909,206	413,450,776	413,486,364

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except share and per share data)

Revenue	$394,745	$399,250	$391,865	$376,034

Operating income (loss)	$(345,426)	$(601,868)	$(355,408)	$(1,569,604)

Net loss	$(663,259)	$(811,453)	$(901,020)	$(2,118,977)

Basic and diluted net loss per common share	$(6.94)	$(8.38)	$(9.19)	$(20.65)

Basic and diluted weighted average number of common shares outstanding	97,439,092	98,328,251	99,485,929	103,250,060

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K dated July 11, 2002, our Board of Directors dismissed Arthur Andersen as our independent auditor, and engaged KPMG LLP as our independent auditor for the fiscal year ending December 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages, along with their respective position with United as of March 17, 2003 are set forth below. All officers are appointed for an indefinite term serving at the pleasure of our Board of Directors ("Board").

Name	Age	Position
Gene W. Schneider	76	Chairman of the Board and Chief Executive Officer
Michael T. Fries	40	Director, Office of the Chairman, President and Chief Operating Officer
Mark L. Schneider	47	Director and Office of the Chairman
Ellen P. Spangler	54	Senior Vice President and Secretary
Frederick G. Westerman III	37	Chief Financial Officer
Robert R. Bennett	44	Director
Albert M. Carollo	89	Director
John P. Cole, Jr.	73	Director
John W. Dick	65	Director
Gary S. Howard	52	Director
John C. Malone	62	Director
Curtis W. Rochelle	87	Director
Tina M. Wildes	42	Director and Senior Vice President

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

The Class I directors, whose terms expire at our 2003 annual stockholders' meeting, include Messrs. Howard and Dick and Ms. Wildes. The Class II directors, whose terms expire at our 2004 annual stockholders' meeting, include Messrs. Bennett, Carollo, Rochelle and M. Schneider. The Class III directors, whose terms expire at our 2005 annual stockholders' meeting, include Messrs. Cole, Fries, Malone and G. Schneider. Each director serves for a term ending on the date of the third annual stockholders' meeting after his or her election or until his or her successor shall have been duly elected and qualified. The current Class C directors are Messrs. Bennett, Howard and Malone.

Gene W. Schneider became Chairman and Chief Executive Officer of United at its inception in February 2001. Mr. Schneider has served as Chairman of UGC Holdings since May 1989 and has served as Chief Executive Officer of that company since 1995. He also serves as an officer and/or director of various direct and indirect subsidiaries of United, including a director of ULA since 1998 and an advisor to the Supervisory Board of UPC since 1999. In addition, from 1995 until 1999, Mr. Schneider served as a member of the UPC Supervisory Board. Mr. Schneider has been with United and UGC Holdings since their inception in 2001 and 1989, respectively. Mr. Schneider is also a director of Austar United.

Michael T. Fries became President and a director of United in February 2001, and Chief Operating Officer of United in September 2001. Mr. Fries has also served as President and Chief Operating Officer of UGC Holdings since September 1998 and served as a director of that company from November 1999 to June 2002. In March 2002, Mr. Fries became a member of the Office of the Chairman for United and for UGC Holdings. In addition, he serves as an officer and/or director of various direct and indirect subsidiaries of United, including as a member of the UPC Supervisory Board since September 1998 and as Chairman thereof since February 1999; a member of the Priority Telecom Supervisory Board since November 2000; and President of ULA since 1998 and a director thereof since 1999. Through these positions, Mr. Fries is responsible for overseeing the day-to-day operations of United on a global basis and for the development of United's business opportunities worldwide. Mr. Fries has been with United since its inception and with UGC Holdings since 1990. Mr. Fries is also the Executive Chairman of Austar United.

Mark L. Schneider became a director of United on January 30, 2002. Mr. Schneider served as a director of UGC Holdings from April 1993 to June 2002. In March 2002, Mr. Schneider became a member of the Office of the Chairman for United and for UGC Holdings. He served as the Chairman of UPC's Board of Management from April 1997 until September 2001. Mr. Schneider also has served as a member of the Supervisory Board of Priority Telecom since July 2000. From April 1997 to September 1998, he served as President of UPC and from September 1998 until September 2001, he served as Chief Executive Officer of UPC. From December 1996 until December 1999, he served as an Executive Vice President of UGC Holdings. Mr. Schneider is a director of SBS Broadcasting S.A. and of Austar United.

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

Frederick G. Westerman III became Chief Financial Officer of United in September 2001. He has served as Chief Financial Officer of UGC Holdings since June 1999. His responsibilities include oversight and planning of United's and UGC Holdings' financial and treasury operations. He also serves as an officer and/or director of various direct and indirect subsidiaries of United. Prior to joining UGC Holdings and United, Mr. Westerman served as Treasurer for EchoStar Communications Corporation where he was responsible for oversight of the company's treasury operations as well as investor relations and corporate budgeting.

Robert R. Bennett became a director of United on January 30, 2002. Mr. Bennett has served as President and Chief Executive Officer of Liberty since April 1997 and a director of Liberty since September 1994. Mr. Bennett served as Executive Vice President of Tele-Communications, Inc. ("TCI") from April 1997 to March 1999. Mr. Bennett served as Executive Vice President, Secretary and Treasurer of Liberty from June 1995 through March 1997, Chief Financial Officer from May 1996 through March 1997, and in various executive positions since Liberty's inception in 1990. Mr. Bennett is a director of Ascent Media Group, Inc., Liberty Satellite & Technology, Inc., USA Interactive and OpenTV Corp.

Albert M. Carollo became a director of United on January 30, 2002, and served as a director of UGC Holdings from April 1993 to June 2002. Mr. Carollo is the Chairman of Sweetwater Television Co., a cable television company. He also served as President of Sweetwater Television Co. until 1997.

John P. Cole, Jr. became a director of United on January 30, 2002. Mr. Cole also served as a director of UGC Holdings from March 1998 to June 2002 and as a member of the UPC Supervisory Board since February 1999. Mr. Cole is a founder of the law firm of Cole, Raywid and Braverman, which specializes in all aspects of telecommunications and media law. Over the years Mr. Cole has been counsel in many landmark proceedings before the U.S. Federal Communications Commission and U.S. Courts, reflecting the development of the cable television industry.

John W. Dick became a director of United on March 14, 2003, and has served as a member of the UPC Supervisory Board since May 2001. He is the non-executive Chairman and a director of Hooper Industries Group, a privately held U.K. group consisting of: Hooper and Co (Coachbuilders) Ltd. (building special-bodied Roles Royce and Bentley motorcars) and Hooper Industries (China) (providing industrial products and components to Europe and the U.S). Until 2002, Hooper Industries Group also held Metrocab UK (manufacturing London taxicabs) and Moscab (a joint venture with the Moscow city government, producing left-hand drive Metrocabs for Russia). Mr. Dick has held his positions with Hooper Industries Group since 1984. From 1980 to 1987, Mr. Dick was executive chairman and director of EF International Inc., and was responsible for the operations of that company, which acquired and developed large commercial real estate projects. Mr. Dick is also a director of Austar United.

Gary S. Howard became a director of United on January 30, 2002. Mr. Howard has served as Executive Vice President, Chief Operating Officer and a director of Liberty since July 1998. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999, as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to March 1999, and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard is a director of Ascent Media Group, Inc., Liberty Satellite & Technology, Inc., SpectraSite, Inc. and On Command Corporation. Mr. Howard serves as Chairman of the Board of Liberty Satellite & Technology, Inc. and of On Command Corporation.

John C. Malone became a director of United on January 30, 2002, and served as a director of UGC Holdings from November 1999 to June 2002. Dr. Malone has served as Chairman of the Board and a director of Liberty since 1990. Dr. Malone served as Chairman of the Board and a director of Liberty Satellite & Technology, Inc. from December 1996 to August 2000. Dr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999, as Chief Executive Officer of TCI from January 1994 to

March 1999, and as President of TCI from January 1994 to March 1997. Dr. Malone is a director of The Bank of New York and USA Interactive.

Curtis W. Rochelle became a director of United on January 30, 2002 and served as a director of UGC Holdings from April 1993 to June 2002. Mr. Rochelle is the owner of Rochelle Livestock and is a private investor.

Tina M. Wildes became a director of United on January 30, 2002 and served as a director of UGC Holdings from November 1999 to June 2002. Except for one year during which Ms. Wildes served as a consultant to UGC Holdings, she has also served as a Senior Vice President of that company since May 1998. In March 2002, Ms. Wildes became the Senior Vice President of Business Administration for United. In addition, Ms. Wildes has served as a member of the Supervisory Board of UPC since February 1999. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for UGC Holdings, providing oversight of that company's programming operations for various subsidiaries. Ms. Wildes has been with UGC Holdings since inception in 1989 and with United since 2001.

Gene W. Schneider is the father of Mark L. Schneider and Tina M. Wildes, who are brother and sister. No other family relationships exist between any other named executive officer or director of United.

Involvement in Certain Legal Proceedings

Except as stated below, during the past five years, neither the above executive officers nor any director of United has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

On March 29, 2002, UAP filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States District Court for the Southern District of New York. Frederick G. Westerman III is a director and President of UAP. Until February 11, 2002, Michael T. Fries was a director and the President of UAP and until November 14, 2001, Gene W. Schneider was a director and Chief Executive Officer of UAP and Ellen P. Spangler was a Vice President and Secretary of UAP.

On December 3, 2002, UPC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated plan of reorganization, in the United States District Court of the Southern District of New York. In conjunction with such filing, also on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law with the filing of a proposed plan of compulsory composition or the "Akkord" with the Amsterdam Court (Rechtbank) under the Dutch Faillissementswet. Michael T. Fries, John P. Cole, John W. Dick, Ellen P. Spangler and Tina M. Wildes are Supervisory Directors of UPC and Gene W. Schneider is an advisor to UPC's Supervisory Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers, and persons holding more than ten percent of our Class A common stock are required to file forms reporting their beneficial ownership of our Class A common stock and subsequent changes in that ownership with the SEC. Such persons are also required to furnish us with copies of all forms so filed.

Based solely upon a review of copies of filed Forms 3, 4, and 5 and amendments thereto furnished to us, we believe that during the year ended December 31, 2002, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Committees

Our Board has an Audit Committee and a Compensation Committee. We do not have a standing nomination committee of the Board.

Audit Committee

The Audit Committee operates under a Charter adopted by our Board. The members of the Audit Committee are Messrs. Carollo, Cole, Dick (since his appointment on March 14, 2003) and Rochelle, all of whom are independent as required by the Audit Committee Charter and the listing standards of the National Association of Securities Dealers. In addition, the Board has determined that Mr. Dick is a financial expert. The Board established the Audit Committee on January 30, 2002. The Audit Committee is charged with reviewing and monitoring our financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by our independent auditors and to make such recommendations to the Board as may seem appropriate to the Audit Committee to assure that our interests are adequately protected and to review and approve all related party transactions and potential conflict-of-interest situations. In addition, the Audit Committee, among other things, selects the external auditors, reviews the independence of external auditors, monitors compliance with our internal controls and approves non-audit services performed by the external auditors.

Compensation Committee

The members of the Compensation Committee (the "Committee") are Messrs. Bennett, Carollo, Cole, Dick (since his appointment on March 14, 2003), Howard, Malone and Rochelle. The Board established the Committee on January 30, 2002. The Committee administers our employee stock option plans, and in this capacity approves all option grants to our executive officers and management under United's 1993 Stock Option Plan (the "Employee Plan"). It also makes recommendations to the Board with respect to the compensation of our Chairman of the Board and our Chief Executive Officer and approves the compensation paid to other senior executives.

ITEM 11. EXECUTIVE COMPENSATION

Prior to the merger transaction, United paid no separate compensation to its officers. Following the merger transaction, all employees of UGC Holdings became employees of United. The following table sets forth the aggregate annual compensation for United's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered during the years ended December 31, 2002, December 31, 2001, and December 31, 2000, ("Fiscal 2002", "Fiscal 2001" and "Fiscal 2000", respectively). The information in this section reflects compensation received by the named executive officers for all services performed for United, UGC Holdings and their respective subsidiaries.

Summary Compensation Table

Name and Principal Position	Year	Salary($)		Annual Compensation Bonus($)		Other Annual Compensation			Long-Term Compensation Securities Underlying Options(#)	All Other Compensation($)
Gene W. Schneider Chairman of the Board and Chief Executive Officer	2002 2001 2000	$ $ $	637,486 603,639 558,413	$ $ $	– – –	$ $ $	54,703(1 31,504(1 –	) )	4,000,000(2) 250,000(5) 100,000(6)	$ $ $	2,046,435(3)(4 3,149,323(3)(4 6,371(3	) ) )
Michael T. Fries Office of the Chairman (from 3/02), President and Chief Operating Officer	2002 2001 2000	$ $ $	543,120 514,406 448,173	$ $ $	– – –	$ $ $	11,269(1 12,576(1 2,714(1	) ) )	3,350,000(7) 500,000(5) 200,000(6)	$ $ $	148,058(8)(9 699,859(8)(9 6,371(8	) ) )
Mark L. Schneider Office of the Chairman (from 3/02); Chief Executive Officer, UPC (until 9/01)	2002 2001 2000	$ $ $	571,010 553,654 516,585	$ $ $	– – –	$ $ $	17,481(1 98,665(11 136,777(13	) ) )	1,950,000(7) 2,500,000(12) 300,000(14)	$ $ $	6,571(10 6,171(10 6,356(10	) ) )
Ellen P. Spangler Senior Vice President and Secretary	2002 2001 2000	$ $ $	304,745 288,697 263,173	$ $ $	– – –	$ $ $	– – –		700,000(7) – 260,000(17)	$ $ $	174,445(15)(16 6,156(15 55,976(15)(16	) ) )
Frederick G. Westerman III Chief Financial Officer	2002 2001 2000	$ $ $	255,538 258,957 200,000	$ $ $	– – –	$ $ $	– – –		600,000(7) – 235,000(19)	$ $ $	6,571(10 233,324(10)(18 6,071(10	) ) )

(1)
Represents the value of the personal use of United's airplane based on the incremental cost basis for fiscal 2002 and based on the Standard Industry Fare Level method for valuing flights for personal use for prior years.
(2)
Pursuant to the Employee Plan, on January 30, 2002, Mr. Schneider was granted options to acquire 1,099,298 shares of Class A common stock and options to acquire 2,900,702 shares of Class B common stock.
(3)
Amount includes matching employer contributions made by United under the 401(k) Plan of $6,000, $5,100 and $5,100 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, and term life insurance premiums paid by United for such officer's benefit. For Fiscal 2002, the amount also includes $1,407,500 received upon exercise of phantom stock options pursuant to the ULA Stock Option Plan (the "ULA Plan").
(4)
Includes the amount of premium UGC Holdings paid pursuant to a split dollar life insurance policy for Mr. Schneider and his spouse of $632,392 and $3,143,152, for Fiscal 2002 (paid in January 2002) and Fiscal 2001, respectively. UGC Holdings has agreed to pay the premiums annually until the first to occur of:
(a)
the elapse of the roll-out period (approximately 15 years from the date of the policy);
(b)
death of both insureds;
(c)
the owner of the policy fails to contribute to UGC Holdings an amount equal to the annual economic benefit of the policy; or
(d)
the policy is otherwise terminated in accordance with its terms.

  No additional premiums have been paid by UGC Holdings in 2002. The policy is being continued by payments made out of the cash surrender value of the policy. The policy is owned by a trust, the trustees of which are the children of Mr. Schneider. The owner has granted an assignment of the policy benefits in favor of UGC Holdings in the amount of the premiums paid by UGC Holdings. At the end of such 15-year period, the entire policy vests to the sole benefit of the owner, UGC Holdings will remove or cancel the assignment in its favor against the policy, and the owner will pay UGC Holdings an amount equal to the premiums paid.

(5)
Pursuant to the Austar United Executive Share Option Plan (the "Austar United Plan"), such officer was granted options to acquire ordinary shares of Austar United on May 12, 2001.
(6)
Pursuant to the ULA Plan, such officer was granted phantom options based on shares of ULA Class A common stock on December 6, 2000.
(7)
Pursuant to the Employee Plan, during Fiscal 2002, such officer was granted options to acquire shares of Class A common stock.
(8)
Amount includes (i) matching employer contributions made by United under the 401(k) Plan of $5,500, $5,100 and $5,100 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, (ii) $20,612 representing the outstanding balance of a personal loan forgiven by United in Fiscal 2002; and (iii) term life insurance benefits paid by United for such officer's benefit.
(9)
Includes the amount received upon exercise of phantom stock options pursuant to the ULA Plan of $120,875 and $693,688 for Fiscal 2002 and Fiscal 2001, respectively.
(10)
Amount includes matching employer contributions made by United under the 401(k) Plan of $5,500, $5,100 and $5,100 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, and term life insurance benefits paid by United for such officer's benefit.
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
(15)
Amount includes matching employer contributions made by United under the 401(k) Plan of $6,000, $5,100 and $5,100 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, and term life insurance premiums paid by United for such officer's benefit.
(16)
Includes the amount received upon exercise of phantom stock options pursuant to the ULA Plan of $167,389 and $49,820 for Fiscal 2002 and Fiscal 2000, respectively.

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
(19)
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

The following table sets forth information concerning options granted to each of our executive officers named in the Summary Compensation Table above during Fiscal 2002. The table sets forth information concerning options to purchase our Class A common stock and our Class B common stock granted to such officers.

Option Grants in Last Fiscal Year(1)

	Individual Grants
										Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted (#)		Percentage of Total Options Granted to Employees in Fiscal Year
Name					Exercise Price ($/Sh)		Market Price on Grant Date		Expiration Date	0% ($)		5% ($)		10% ($)
Gene W. Schneider Class A Common Class A Common Class B Common Class B Common	1,056,288 43,010 1,856,540 1,044,162	(3)	8.78 0.36 15.42 8.68	% % % %	$ $ $ $	5.00 5.11 5.00 5.00	$ $ $ $	4.65 4.65 4.65 4.65	1/30/2012 1/30/2007 1/30/2012 1/30/2012	$ $ $ $	– – – –	$ $ $ $	2,719,266 35,256 4,779,402 2,688,049	$ $ $ $	7,458,347 102,100 13,108,848 7,372,726
Michael T. Fries Class A Common Class A Common Class A Common	1,186,076 1,213,924 950,000	(3) (4)	9.85 10.09 7.89	% % %	$ $ $	5.00 5.00 1.40	$ $ $	4.65 4.65 4.97	1/30/2012 1/30/2012 5/7/2012	$ $ $	– – 3,391,500	$ $ $	3,053,387 3,125,077 6,360,826	$ $ $	8,374,767 8,571,399 10,916,355
Mark L. Schneider Class A Common Class A Common	1,000,000 950,000	(4)	8.31 7.89	% %	$ $	5.00 1.40	$ $	5.57 4.97	3/22/2012 5/7/2012	$ $	– 3,391,500	$ $	4,072,943 6,360,826	$ $	9,447,146 10,916,355
Ellen P. Spangler Class A Common Class A Common	646,519 53,481	(3)	5.37 0.44	% %	$ $	5.00 5.00	$ $	4.65 4.65	1/30/2012 1/30/2012	$ $	– –	$ $	1,664,372 137,679	$ $	4,565,008 377,624
Frederick G. Westerman III Class A Common Class A Common	564,346 35,654	(3)	4.69 0.30	% %	$ $	5.00 5.00	$ $	4.65 4.65	1/30/2012 1/30/2012	$ $	– –	$ $	1,452,830 91,786	$ $	3,984,792 251,749

(1)
Except as otherwise noted, all the stock options granted during Fiscal 2002 vest as to 1/8th of the shares in 6 months after grant date and thereafter in 42 equal monthly increments. Vesting of the options granted would be accelerated upon a change of control of United as defined in the Employee Plan.
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
(3)
The stock option vested 25% on date of grant and thereafter vests in 36 equal monthly increments.
(4)
The stock option was cancelled in January 2003, in connection with the foreclosure on the collateral for promissory notes of such officer. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS – Company Loans Following Margin Calls.

The following table sets forth information concerning the exercise of options and concerning unexercised options held by each of our executive officers named in the Summary Compensation Table above as of the end of Fiscal 2002.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)(€)(A$)	Number of Securities Underlying Unexercised Options at FY-End (#) (1)		Value of Unexercised In-the-Money Options at FY-End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gene W. Schneider Class A Common Stock Class B Common Stock UPC Phantom Shares(3) Austar United Shares ULA Phantom Shares(4) chello broadband Shares(5)	– – – – – –	$– $– €– A$– $1,407,500 €–	1,150,633 1,166,318 562,500 2,278,316 50,000 109,375	1,750,069 874,473 – 125,000 50,000 15,625	$– $– €– A$– $– €–	$– $– €– A$– $– €–
Michael T. Fries(6) Class A Common Stock UPC Phantom Shares(3) Austar United Shares ULA Phantom Shares(4) chello broadband Shares(5)	– – – – –	$– €– A$– $120,875 €–	1,489,980 225,000 6,279,285 100,000 46,775	2,349,228 – 250,000 100,000 9,375	$160,583 €– A$– $– €–	$791,667 €– A$– $– €–
Mark L. Schneider(6) Class A Common Stock UPC Shares chello broadband Shares(5)	– – –	$– €– €–	516,181 2,197,916 145,834	1,754,167 1,302,084 15,625	$158,333 €– €–	$791,667 €– €–
Ellen P. Spangler Class A Common Stock UPC Shares UPC Phantom Shares(3) Austar United Shares ULA Phantom Shares(4) chello broadband Shares(5)	– – – – – –	$– €– €– A$– $167,389 €–	518,382 42,187 45,000 358,618 22,500 21,875	622,746 2,813 – 35,913 18,750 3,125	$4,200 €– €– A$– $– €–	$– €– €– A$– $– €–
Frederick G. Westerman III Class A Common Stock UPC Shares Austar United Shares ULA Phantom Shares(4) chello broadband Shares(5)	– – – – –	$– €– A$– $– €–	392,795 39,375 270,239 24,792 12,500	547,205 5,625 66,870 20,625 3,125	€– A$– $– €– $–	$– €– A$– $– €–

(1)
The number of securities underlying options have been adjusted to reflect the relinquishment of options under Asia/Pacific's phantom stock option plan in exchange for options under the Austar United Plan in July 1999, and UPC's 3-for-1 stock split on March 20, 2000.
(2)
The value of the options reported above is based on the following December 31, 2002 closing prices: $2.40 per share of Class A common stock as reported by the Nasdaq National Market; €0.06 (US$0.06 based on a 0.9545 conversion rate on December 31, 2002) per UPC ordinary share A as reported by Euronext; and A$0.170 (US$0.095 based on a 1.7819 conversion rate on December 31, 2002) per Austar United ordinary share as reported by the Australian Stock Exchange Limited. The value for the phantom options of ULA is based on the fair market value of $0.00 per share as determined by the Board at or prior to December 31, 2002, and the value of an option of chello broadband is 1.5 times the fair market value of a UPC ordinary share A on December 31, 2002.
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
(6)
In January 2003, we foreclosed upon all collateral pledged as security for promissory notes made by or guaranteed by Mr. Fries and Mr. M. Schneider, respectively. As a result, all options reported in this table have been cancelled, except options for 2,400,000 Class A common stock granted to Mr. Fries, of which 867,439 shares were exercisable at December 31, 2002, and except for options for 1,000,000 shares of Class A common stock granted to Mr. M. Schneider, of which 187,500 shares were exercisable at December 31, 2002. See "Certain Relationships and Related Transactions – Company Loans Following Margin Calls".

Stock Option Plans

Employee Plan

On June 1, 1993, UGC Holdings' Board of Directors adopted the Employee Plan. The stockholders of UGC Holdings approved and ratified the Employee Plan, which is effective as of June 1, 1993. We adopted the Employee Plan incident to the merger transaction. The Employee Plan provides for the grant of options to purchase up to 39,200,000 shares of Class A common stock, of which options for up to 3,000,000 shares of Class B common stock may be granted in lieu of options for shares of Class A common stock, to United's employees and consultants who are selected for participation in the Employee Plan. The Employee Plan is construed, interpreted and administered by our Committee. The Committee has discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options (which may be below fair market value of the Class A or Class B common stock on the date of grant), the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised), and certain other provisions relating to the options.

At December 31, 2002, our employees had options to purchase an aggregate of 13,950,896 shares of Class A common stock outstanding under the Employee Plan at exercise prices ranging from $1.40 per share to $86.50 per share and options to purchase an aggregate of 3,000,000 shares of Class B common stock at exercise prices ranging from $4.75 per share to $5.00 per share; however, incentive options must be at least equal to fair market value of our Class A or Class B common stock on the date of grant (at least equal to 110.0% of fair market value in the case of an incentive option granted to an employee who owns common stock having more than 10.0% of the voting power). Options covering no more than 5,000,000 shares of our Class A and Class B common stock may be granted to a single participant during any calendar year. The Employee Plan expires June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter.

UPC Stock Option Plan

UPC adopted the UPC Plan on June 13, 1996, as amended. Under the UPC Plan, UPC's Supervisory Board may grant stock options to UPC employees. At December 31, 2002, UPC had options for 21,122,221 ordinary shares A outstanding under the UPC Plan. UPC may from time to time increase the number of shares available for grant under the UPC Plan. Options under the UPC Plan are granted at fair market value at the time of the grant unless determined otherwise by UPC's Supervisory Board.

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

On December 3, 2002, UPC commenced a voluntary proceeding under Chapter 11 of the U.S. Bankruptcy Code and a voluntary Dutch moratorium of payments proceeding in The Netherlands as part of a reorganization. Upon completion of the reorganization, all options granted under the UPC Plan will be cancelled under the U.S. bankruptcy proceeding. The reorganization is expected to be completed in second quarter 2003. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS – UPC Transactions.

UPC Phantom Stock Option Plan

Effective March 20, 1998, UPC adopted the UPC Phantom Plan. Under the UPC Phantom Plan, UPC's Supervisory Board may grant employees the right to receive an amount in cash or stock, at UPC's option, equal to the difference between the fair market value of the ordinary shares A and the stated grant price for the phantom options based on a specified number of ordinary shares A. Through December 31, 2002, options based on 2,952,653 ordinary shares A remained outstanding. The phantom options have a four-year vesting period and vest 1/48th each month. The phantom options may be exercised during the period specified in the option certificate, but in no event later than 10 years following the date of the grant. Upon exercise of the phantom options, UPC may elect to issue such number of ordinary shares A or shares of United's Class A common stock as is equal to the value of the cash difference in lieu of paying the cash. If UPC chooses to make a cash payment, employees have the option to receive an equivalent number of freely tradeable shares of UPC stock instead.

The UPC Phantom Plan expires June 1, 2003; however, similar to the UPC Plan, all options outstanding under the UPC Phantom Plan will be cancelled under the U.S. bankruptcy proceeding.

chello broadband Foundation Stock Option Plan

chello broadband adopted the chello broadband Stock Option Plan on June 23, 1999. Under the chello broadband Stock Option Plan, UPC's Supervisory Board may grant stock options to employees subject to approval of chello broadband's priority shareholders, at fair market value at the time of grant. To date, chello broadband has granted options for 550,000 ordinary shares under the chello broadband Stock Option Plan of which options for 300,000 ordinary shares are outstanding at December 31, 2002, and of the options exercised certificates evidencing the economic value of 88,541 shares have been sold to UPC. Options under the chello broadband Stock Option Plan are granted at fair market value at the time of grant unless determined otherwise by UPC's Supervisory Board. All the shares underlying the chello broadband Stock Option Plan are held by Stichting Administratiekantoor chello broadband, a stock option foundation, which administers the chello broadband Stock Option Plan. Each option represents the right to acquire from the foundation a certificate representing the economic value of one share.

All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, the chello broadband Plan provides that even though the options are exercisable upon grant the options are subject to repurchase rights reduced by equal monthly amounts over a "vesting" period of 48 months following the date of grant. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to the foundation at the original purchase price and all vested options must be exercised within 30 days of the termination date.

chello broadband Phantom Stock Option Plan

Effective June 19, 1998, chello broadband adopted the chello broadband Phantom Plan. The chello broadband Phantom Plan is administered by UPC's Supervisory Board. The phantom options are granted at an option price equal to the fair market value at the time of grant and generally vest in equal monthly increments over the four-year period following the effective date of grant. All options must be exercised within 90 days after the end of employment. If such employment continues, all options must be exercised not more than 10 years following the effective date of grant. The chello broadband Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of chello broadband and the exercise price for the portion of the rights vested. chello broadband, at its sole discretion, may make the required payment in cash, freely tradable shares of our Class A common stock or UPC ordinary shares A, or, if chello broadband's shares are publicly traded, its freely tradable ordinary shares A. At December 31, 2002, options based on approximately 838,405 phantom shares remained outstanding. The chello broadband Phantom Plan expires June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter.

Austar United Executive Share Option Plan

Austar United adopted the Austar United Plan in June 1999. Under the Austar United Plan, the Austar United Board of Directors may grant options to Austar United employees and directors. At December 31, 2002, Austar United had options for 48,180,376 ordinary shares outstanding under the Austar United Plan. The number of shares available for the granting of options is determined by the Austar United Board of Directors, subject to a maximum of 6.0% of the outstanding Austar United ordinary shares. The Austar United Board of Directors has discretion to determine the employees and directors to whom options are granted, the number of shares subject to options, the exercise price of the options, the exercise period, which may not exceed 10 years from grant date, and certain other provisions relating to the options. Any grants to directors, however, are subject to shareholder approval. In general, options granted under the Austar United Plan vest over four years in 48 equal monthly installments. If an employee's employment terminates other than in the case of death or disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date.

ULA Stock Option Plan

Effective June 6, 1997, ULA adopted the ULA Plan. The ULA Plan permits grants of phantom stock options and incentive stock options. To date, only phantom stock options have been granted. The ULA Plan is administered by ULA's board of directors, subject to approval by our Board. The number of shares available for grant under the ULA Plan is 2,500,000. Phantom options may be granted for a term of up to 10 years and vest over four years in 48 equal monthly installments. The phantom options give the holder the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. Upon exercise and at the sole discretion of ULA, the options may be awarded in cash or in shares of our Class A common stock, or, if publicly traded, shares of ULA common stock. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date. At December 31, 2002, options based on 674,739 shares were outstanding under the ULA Plan. The ULA Plan expires June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter.

Compensation of Directors

Until April 1, 2003, we compensated our outside directors at $500 per month and $1,000 per Board and committee meeting ($500 for telephonic meetings) attended. Commencing April 1, 2003, we will compensate our outside directors at $20,000 per year and $1,500 per Board and committee meeting ($750 for telephonic meetings) attended. Directors who are also employees of United or subsidiaries of United receive no additional compensation for serving as directors. We reimburse all of our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. In addition, under the Stock Option Plan for Non-Employee Directors effective June 1, 1993, (the "1993 Plan"), established by UGC Holdings and assumed by us on January 30, 2002, each non-employee director received options for 20,000 shares of Class A common stock upon the effective date of the 1993 Plan or upon election to the Board, as the case may be. Options for UGC Holdings shares granted under the 1993 Plan prior to the merger transaction are now exercisable for shares of our Class A common stock. Effective March 14, 2003, the Board terminated the 1993 Plan. At the time of termination, we had granted options for an aggregate of 860,000 shares of Class A common stock of which options for 271,667 shares have been cancelled. Options outstanding at termination shall continue to be recognized, but no new grants of options may be made. Options granted under the 1993 Plan vest 25.0% on the first anniversary of the respective dates of grant and thereafter in 36 equal monthly increments. Such vesting is accelerated upon a "change of control" of us.

The non-employee directors also participate in the Stock Option Plan for Non-Employee Directors effective March 20, 1998 (the "1998 Plan"), established by UGC Holdings and assumed by us on January 30, 2002. Pursuant to the 1998 Plan, Messrs. Cole and Malone have each been granted options to acquire an aggregate of 180,000 shares of Class A common stock and Messrs. Carollo and Rochelle have each been granted options to acquire an aggregate of 140,000 shares of Class A common stock. Messrs. Bennett and Howard have each been granted options for an aggregate of 80,000 shares of Class A common stock. Options for UGC Holdings shares granted under the 1998 Plan prior to the merger transaction are now exercisable for shares of our Class A common stock. All options under the 1998 Plan have been granted at the fair market value of the shares at the time of grant, except the options granted to Messrs. Bennett and Howard, which were granted at greater than fair market value at the time of grant. Additional participation in the 1998 Plan is at the discretion of the Board. Options for an aggregate of 3,000,000 shares of Class A common stock may be granted under the 1998 Plan. As of March 1, 2003, under the 1998 Plan, we have granted options for an aggregate of 1,080,000 shares of Class A common stock. In addition, options for 247,500 shares have been cancelled, and 2,167,500 shares are available for future grants. All options under the 1998 Plan vest in 48 equal monthly installments commencing on the respective dates of grant.

There are no other arrangements whereby any of United's directors received compensation for services as a director during Fiscal 2002 in addition to or in lieu of that specified by the aforementioned standard arrangements.

Compensation Committee Interlocks and Insider Participation

In connection with the merger transaction, our Board passed a resolution appointing all outside directors of United as members of the Committee. The current members of the Committee are Messrs. Bennett, Carollo, Cole, Dick (since his appointment on March 14, 2003), Howard, Malone and Rochelle. Each of such Committee members is not and has not been an officer of us or any of our subsidiaries. None of our executive officers has served as a director or member of a compensation committee of another company that had an executive officer also serving as a director or member of our Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 31, 2003, certain information concerning the beneficial ownership of all classes of common stock by (i) each stockholder who is known by us to own beneficially more than 5.0% of any class of our outstanding common stock at such date, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and named executive officers as a group. At the election of the holder, shares of Class B common stock are convertible immediately into shares of Class A common stock on a one-for-one basis. Also, shares of Class C common stock are convertible into either shares of Class A common stock or shares of Class B common stock, as the case may be, in accordance with the terms of the Class C common stock as more fully described in our Restated Certificate of Incorporation.

Shares issuable within 60 days upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as we know, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated below and in the notes to the table. The number of shares indicated as owned by all of the named executive officers of United, and Tina M. Wildes, a director and officer of United, includes interests in shares held by the trustee of our defined contribution 401(k) plan ("401(k) Plan") as of December 31, 2002. The shares held by the trustee of the 401(k) Plan for the benefit of these persons are voted as directed by the 401(k) Plan fiduciary.

Those Founders of us who are listed in footnote 22 of the table are deemed to have beneficial ownership of other Founders' voting securities under an agreement dated as of January 30, 2002 (the "Founders Agreement"), which provides that the parties thereto will vote their shares in favor of the election of four directors nominated by the Principal Founders.

Beneficial Ownership

				Voting Power
		Amount and Nature of Beneficial Ownership
Beneficial Owner	Title of Class		Percent of Class(1)	Election of Directors(2)	Other Matters
Gene W. Schneider	Class A Common Class B Common	1,414,074(3) 6,138,654(4)	1.4% 64.4%

	Total	7,552,728		31.5%	1.9%
Robert R. Bennett	Class A Common	129,166(5)	*	*	*
Albert M. Carollo	Class A Common Class B Common	296,875(6) 222,420(7)	* 2.7%

	Total	519,295		1.4%	*
John P. Cole, Jr.	Class A Common	285,970(8)	*	*	*
Michael T. Fries	Class A Common	1,034,333(9)	*	*	*
Gary S. Howard	Class A Common	29,166(5)	*	*	*
John C. Malone	Class A Common	127,083(10)	*	*	*
Curtis W. Rochelle	Class A Common Class B Common	593,009(11) 2,019,308(12)	* 24.6%

	Total	2,612,317		11.2%	*
Mark L. Schneider	Class A Common	488,152(13)	*	*	*
Tina M. Wildes	Class A Common Class B Common	449,546(14) 416,956(15)	* 5.1%

	Total	866,502		2.5%	*
Ellen P. Spangler	Class A Common	642,202(16)	*	*	*
Frederick G. Westerman III	Class A Common	453,399(17)	*	*	*
All directors and executive officers as a group	Class A Common Class B Common	5,942,975 8,797,338	5.5% 92.3%

	Total	14,740,313		46.3%	2.9%
Liberty Media Corporation(18)	Class A Common Class C Common	3,901,170 303,123,542	3.8% 100%

	Total	307,024,712		2.1%	94.4%
Founders(19)(20)	Class A Common Class B Common	4,339,189 9,529,942	4.1% 100%

	Total	13,869,131		49.5%	3.1%
Capital Research and Management Company(21)	Class A Common	13,466,680	13.1%	7.3%	*
Gabelli Asset Management, Inc. and affiliates(22)	Class A Common	5,420,020	5.3%	2.9%	*
DEF Associates N.V., Arnhold and S. Bleichroeder Holdings, Inc. (collectively Bleichroeder) and Michael Kellen(23)	Class A Common	6,401,300	6.2%	3.5%	*
Smith Barney Fund Management LLC ("SB Fund") and parent entities(24)	Class A Common	9,498,472	9.2%	5.1%	*
Wellington Management Company, LLP(25)	Class A Common	5,993,400	5.8%	3.2%	*

*
Less than 1%.

(1)
The figures for the percent of number of shares of each class are based on 102,788,040 shares of Class A common stock (after elimination of treasury shares and shares of United held by its subsidiaries), 8,198,016 shares of Class B common stock (after elimination of treasury shares) and 303,123,542 shares of Class C common stock, respectively, outstanding on January 31, 2003.
(2)
The percentages reflect the voting power for the election of eight of United's 12-member board. Liberty as the holder of all outstanding shares of Class C common stock elects the remaining four members of United's Board.
(3)
Includes 1,247,523 shares of Class A common stock that are subject to presently exercisable options and 6,381 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider.
(4)
Includes 3,063,512 shares of Class B common stock owned by the G. Schneider Holdings, LLLP of which Mr. Schneider is the general partner. In addition, includes 1,331,926 shares of Class B common stock that are subject to presently exercisable options.
(5)
Includes 29,166 shares of Class A common stock that are subject to presently exercisable options.
(6)
Includes 146,875 shares of Class A common stock that are subject to presently exercisable options.
(7)
Includes 222,420 shares of Class B common stock owned by the Carollo Company, a general partnership of which Mr. Carollo is the general partner.
(8)
Includes 146,875 shares of Class A common stock that are subject to presently exercisable options.
(9)
Includes 1,014,751 shares of Class A common stock that are subject to presently exercisable options and 5,400 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Fries.
(10)
Includes 127,083 shares of Class A common stock that are subject to presently exercisable options.
(11)
Includes 146,875 shares of Class A common stock that are subject to presently exercisable options. Also includes 142,134 shares of Class A common stock owned by the Rochelle Investment Limited Partnership ("RILPartnership") of which the Marian H. Rochelle Revocable Trust is the general partner and Mr. Rochelle's spouse Marian Rochelle is the trustee of said trust; and 150,000 shares of Class A common stock owned by the Rochelle Limited Partnership of which the Curtis Rochelle Trust is the general partner and Mr. Rochelle is the trustee of said Trust; and 4,000 shares of Class A common stock owned by K&R Enterprises or which Mr. Rochelle is a director and greater than 10% stockholder. Mr. Rochelle disclaims beneficial ownership of the shares held by his spouse and the shares held by K&R Enterprises, except to the extent of his pecuniary interest therein.
(12)
Includes 222,368 shares of Class B common stock owned by the RILPartnership and 1,796,940 shares of Class B common stock owned by the Rochelle Limited Partnership. Mr. Rochelle disclaims beneficial ownership of the shares held by his spouse.
(13)
Includes 250,000 shares of Class A common stock that are subject to presently exercisable options and 3,466 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider.
(14)
Includes 356,653 shares of Class A common stock that are subject to presently exercisable stock options 1,860 shares of Class A common stock held by the trustee of the 401(k) Plan, and the following securities owned by her spouse: 26,000 shares of Class A common stock, 3,976 shares of Class A common stock held by the trustee of the 401(k) Plan and 33,374 shares of Class A common stock that are subject to presently exercisable stock options. Ms. Wildes disclaims beneficial ownership of such shares owned by her spouse.
(15)
Includes 400,000 shares of Class B common stock held by The Gene W. Schneider Family Trust (the "GWS Trust"), of which Ms. Wildes is a trustee and a beneficiary. Ms. Wildes disclaims beneficial ownership of the shares held by the GWS Trust, except to the extent of her pecuniary interest therein.
(16)
Includes 579,475 shares of Class A common stock that are subject to presently exercisable stock options and 6,471 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Ms. Spangler.
(17)
Includes 450,824 shares of Class A common stock that are subject to presently exercisable stock options and 2,575 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Westerman.
(18)
The number of shares of Class A common stock and Class C common stock in the table is based upon Amendment No. 1 to the Schedule 13D dated December 27, 2002, filed by Liberty. As stated in such Amendment, Liberty may have shared voting and disposition powers as to 1,163,000 shares of its Class A common stock and as to 9,859,336 shares of its Class C common stock. The address of Liberty is 12300 Liberty Boulevard, Englewood, Colorado 80112. Robert R. Bennett, Gary S. Howard and John C. Malone, all directors of United, are also officers and directors of Liberty.
(19)
The Founders and the number and percentage of class each Founder beneficially owns (assuming the exercise of options for common stock) are indicated below (in each case after elimination of treasury shares and United shares held by its subsidiaries).

a.
Albert M. Carollo, Sr.: 519,295 shares (296,875 Class A shares; 222,420 Class B shares owned by Carollo Company), which represents less than 1% of outstanding Class A common stock and 2.7% of outstanding Class B common stock;
b.
Carollo Company: 222,420 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and 2.7% of outstanding Class B common stock;
c.
Albert & Carolyn Company: 222,412 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and 2.7% of outstanding Class B common stock;
d.
James R. Carollo Living Trust: 222,412 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and 2.7% of outstanding Class B common stock;
e.
John B. Carollo Living Trust: 111,200 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and 1.4% of outstanding Class B common stock;
f.
Michael T. Fries: 1,034,333 shares of Class A common stock, which represents less than 1% of outstanding Class A common stock;
g.
The Fries Family Partnership: no shares.

  h.
  Curtis Rochelle: 2,612,317 shares (296,875 Class A shares; 150,000 Class A shares and 1,796,940 Class B shares owned by the Rochelle Limited Partnership; 4,000 Class A shares owned by K & R Enterprises, a corporation), which represents less than 1% of outstanding Class A common stock and 24.6% of outstanding Class B common stock;
  i.
  Rochelle Limited Partnership: 1,946,940 shares (150,000 Class A shares and 1,796,940 shares of Class B common stock), which represents less than 1% of outstanding Class A common stock and 21.9% of Class B common stock;
  j.
  Marian Rochelle: 368,502 shares (142,134 Class A shares and 222,368 Class B shares owned by the RILPartnership; 4,000 shares owned by K & R Enterprises, a corporation), which represents less than 1% of outstanding Class A common stock and 2.7% of Class B common stock;
  k.
  RILPartnership: 364,502 shares (142,134 Class A shares and 222,368 Class B shares), which represents less than 1% of outstanding Class A common stock and 2.7% of Class B common stock;
  l.
  Jim Rochelle: 66,912 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and less than 1.0% of outstanding Class B common stock;
  m.
  Kathleen Jaure: 76,912 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and less than 1.0% of outstanding Class B common stock;
  n.
  April Brimmer Kunz: 99,956 shares (63,200 Class A shares and 32,756 Class B shares; 4,000 shares owned by K & R Enterprises, a corporation), which represents less than 1% of outstanding Class A common stock and less than 1% of outstanding Class B common stock;
  o.
  Gene W. Schneider: 7,552,728 shares (1,414,074 Class A shares and 3,075,142 Class B shares; 3,063,512 Class B shares owned by the G. Schneider Holdings, LLLP), which represents 1.4% of outstanding Class A common stock and 64.4% of outstanding Class B common stock;
  p.
  G. Schneider Holdings, LLLP: 3,063,512 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and 37.4% of outstanding Class B common stock;
  q.
  Mark L. Schneider: 488,152 shares of Class A common stock, which represents less than 1% of outstanding Class A common stock;
  r.
  The GWS Trust: 400,000 shares of Class B common stock, which represents less than 1% of outstanding Class A common stock and 4.9% of Class B common stock;
  s.
  The MLS Family Partnership LLLP: no shares.
  t.
  Tina M. Wildes: 466,666 shares (386,196 Class A shares and 16,956 Class B shares; 63,350 Class A shares owned by her spouse), which represents less than 1% of outstanding Class A common stock and less than 1% of outstanding Class B common stock.
(20)
Albert M. Carollo, Sr., Carollo Company, Albert & Carolyn Company, and the John B. Carollo Living Trust each has its principal business office at 602 Broadway, Rock Springs, Wyoming 82901. The James R. Carollo Living Trust has its principal business office at Box 772870, Steamboat Springs, CO 80477. Curtis Rochelle, Rochelle Limited Partnership, Marian Rochelle and RILPartnership each have its principal business office at 2717 Carey Avenue, Cheyenne, Wyoming 82001. Gene W. Schneider, G. Schneider Holdings, LLLP, Mark L. Schneider, the GWS Trust, The Fries Family Partnership LLLP, the MLS Family Partnership LLLP, Michael T. Fries and Tina M. Wildes each has its principal business office at 4643 S. Ulster Street, Suite 1300, Denver, Colorado 80237. The address for Ms. K. Jaure is Box 321, Rawlins, Wyoming 82301. The address for Ms. A. Kunz is 6210 Brimmer Road, Cheyenne, Wyoming 82009. The address for Mr. J. Rochelle is Box 967, Gillette, Wyoming 82717.
(21)
The number of shares of Class A common stock in the table is based upon Amendment No. 6 to the Schedule 13G dated February 10, 2003, filed by Capital Research and Management Company ("Capital Research") and SMALLCAP World Fund, Inc. ("SMALLCAP") with respect to the Class A common stock. Capital Research, an investment advisor, is the beneficial owner of 13,466,680 shares of Class A common stock, as a result of acting as investment advisor to various investments companies. SMALLCAP, an investment company advised by Capital Research, is the beneficial owner of 6,726,675 shares of Class A common stock. The Schedule 13G reflects that Capital Research has no voting power over said shares and sole dispositive power over the shares of Class A common stock and that SMALLCAP has sole voting power over its shares but no dispositive power. The address of Capital Research and SMALLCAP is 333 South Hope Street, Los Angeles, California 90071.
(22)
The number of shares of Class A common stock in the table is based upon Amendment No. 9 to the Schedule 13D dated August 23, 2002, filed by Gabelli Asset Management Inc., Gabelli Funds LLC ("Gabelli Funds"), GAMCO Investors, Inc. ("GAMCO"), Gemini Capital Management LLC ("Gemini"), Mario Gabelli, Marc Gabelli and various other affiliates with respect to UGC Holdings. As a result of the merger transaction, such shares are now shares of United Class A common stock. GAMCO is the beneficial owner of 3,599,517 shares of Class A common stock, as a result of providing discretionary managed account services. Gabelli Funds is the beneficial owner of 1,356,372 shares of Class A common stock as a result of providing discretionary managed account services. Gemini is the beneficial owner of 419,131 shares of Class A common stock as a result of providing advisory services. The remaining shares are beneficially owned by affiliates in the business of investing in securities. The Schedule 13D reflects that GAMCO has no voting power over 24,000 of its Class A common stock. Mario Gabelli and Marc Gabelli and certain affiliates have indirect voting and dispositive power over the reported securities. The address of Gabelli Funds, GAMCO, Gemini and affiliates is One Corporate Center, Rye, New York 10580. The address of Gabelli International Ltd is c/o Fortis Fund Services (Cayman) Ltd, Grand Pavilion, Commercial Centre, 802 West Bay Road, Grand Cayman, British West Indies.
(23)
The number of shares of Class A common stock in the table is based upon a Schedule 13G dated August 30, 2002. The Schedule 13G reflects that M. Kellen has shared voting and shared dispositive powers over the Class A common stock and Bleichroeder has shared voting and shared dispositive power over 4,612,600 shares of the Class A common stock. Bleichroeder disclaims beneficial ownership of all shares, except for 4,612,600 shares of Class A common stock. The address of the reporting persons is 1345 Avenue of the Americas, New York, NY 10105.
(24)
The number of shares of Class A common stock in the table is based upon Amendment No. 3 to a Schedule 13G dated February 6, 2003, filed by SB Fund and its parent entities Salomon Smith Barney Holdings Inc. ("SSB Holdings") and Citigroup Inc. ("Citigroup") with respect to the Class A common stock. Citigroup is the sole stockholder of SSB Holdings which is the sole stockholder of SB Fund. Citigroup and SSB Holdings filed as parent holding companies of subsidiaries. Citigroup, Inc. has shared voting power and dispositive power over the shares of Class A common stock. SSB Holdings has shared voting power and dispositive power over 9,498,172 shares of Class A common stock and SB Fund has shared voting power and dispositive power over 6,259,299 shares of Class A common stock. The address of Citigroup, Inc. is 399 Park Avenue, New York, NY 10043. The address of SSB Holdings is 388 Greenwich Street, New York, NY 10013. The address of SB Fund is 125 Broad Street, New York, NY 10003.

(25)
The number of shares of Class A common stock in the table is based on a Schedule 13G dated February 14, 2003, filed by Wellington Management Company, LLP ("WMC") with respect to the Class A common Stock. WMC, an investment advisor and parent holding company, is the beneficial owner of 5,993,400 shares of Class A common stock. The Schedule 13G reflects that WMC has shared voting power as to 5,271,400 shares of its Class A common stock and shared dispositive power over all its shares of Class A common stock. The address of WMC is 75 State Street, Boston, MA 02109.

No equity securities in any of our subsidiaries, including directors' qualifying shares, are owned by any of our executive officers or directors, except as stated below. The following discussion sets forth ownership information as of January 31, 2003 and within 60 days thereof with respect to stock options.

The following executive officers and directors own ordinary shares A, options to purchase ordinary shares A and phantom options based on ordinary shares A of UPC: (i) Mr. Gene W. Schneider – 93,000 ordinary shares A and phantom options based on 562,500 ordinary shares A of which all are exercisable; (ii) Mr. Fries – 9,153 ordinary shares A; (iii) Mr. Mark L. Schneider – 90,000 ordinary shares A; (iv) Ms. Spangler – options to acquire 45,000 ordinary shares A of which all are exercisable and phantom options based on 45,000 ordinary shares A of which all are exercisable; (v) Mr. Westerman – options to acquire 45,000 ordinary shares A of which 40,312 are exercisable; (vi) Mr. Carollo – 30,000 ordinary shares A; (vii) Mr. Cole – 14,575 ordinary shares A; (xiii) Mr. Rochelle – 22,881 ordinary shares A; and (ix) Ms. Wildes-phantom options based on 153,000 ordinary shares A of which all are exercisable. With respect to the phantom options, UPC may elect to pay such options in cash, in ordinary shares A of UPC, or in shares of Class A common stock. In each case, such ownership is less than 1.0% of UPC's outstanding ordinary shares A. As a group, assuming the exercise of vested options and that holders of phantom options receive ordinary shares A, such aggregate ownership would be less than 1.0% of UPC's outstanding ordinary shares A.

The following table summarizes our equity compensation plan information as of December 31, 2002:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,030,896	$8.03	20,843,641
Equity compensation plans not approved by security holders	–	–	–
Total	18,030,896	$8.03	20,843,641

For further discussion of the material features of our plans, see ITEM 11. EXECUTIVE COMPENSATION.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subscription for UGC Holdings Series E Preferred Stock; Conversion of Series E Preferred Stock; Exchange of UGC Holdings Class A Common Stock

On January 30, 2002, prior to the merger transaction, UGC Holdings issued 1,500 shares of its Series E preferred stock to the Principal Founders for an aggregate purchase price of $3,000,000, paid for with $6,000 cash and promissory notes. In the merger transaction, all of the 1,500 shares of Series E preferred stock were converted into an aggregate of 1,500 shares of Class A common stock of UGC Holdings, as the surviving entity in the merger transaction. The Series E preferred stock was issued just prior to the merger so that, when the merger became effective, the holders of the Series E preferred stock would then hold UGC Holding's Class A common stock, which entitled them to elect one-half of the board of directors of UGC Holdings.

On May 14, 2002, the Principal Founders transferred all of the shares of UGC Holdings common stock held by them to us in exchange for an aggregate of 600,000 shares of our Class A common stock pursuant to an Exchange Agreement dated May 14, 2002, among such individuals and us. The Exchange Agreement superseded the exchange agreement entered into at the time of the merger but included the same financial terms. As a result of this exchange, UGC Holdings is now our wholly-owned subsidiary, and we are entitled to elect the entire board of directors of UGC Holdings. This transaction was the final step in the recapitalization of UGC Holdings.

Transactions with Liberty

The Merger Transaction

On January 30, 2002, we closed a merger and restructuring transaction along with related transactions. These transactions substantially strengthened our balance sheet and positioned us to continue our business strategy more effectively.

  Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United. In exchange for these contributions, we issued Liberty approximately 21.8 million shares of our Class C common stock;
  •
  The Founders transferred their shares of UGC Holdings Class B common stock to limited liability companies, which limited liability companies then merged into us. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of UGC Holdings Class B common stock transferred by them to the limited liability companies.

  As a result of the merger transaction:

  •
  UGC Holdings became our 99.5%-owned subsidiary;
  •
  Each share of UGC Holdings' Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;
  •
  The shares of UGC Holdings' Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;
  •
  The shares of UGC Holdings' Series E preferred stock outstanding immediately prior to the merger were converted into an aggregate of 1,500 shares of UGC Holdings' Class A common stock;
  •
  Liberty has the right to elect four members of our Board of Directors, which may have up to 12 members;
  •
  The Founders have the effective voting power to elect eight of our 12 directors; and
  •
  We have the right to elect half of UGC Holdings' directors and the Principal Founders have the right to elect the other half of UGC Holdings' directors.

As described above under "Subscription for UGC Holdings Series E Preferred Stock; Conversion of Series E Preferred Stock; Exchange of UGC Holdings Class A Common Stock", the Principal Founders have exchanged all of their shares of UGC Holdings Class A common stock for shares of our Class A common stock. Accordingly, UGC Holdings is now our wholly-owned subsidiary and we are entitled to elect all of the members of UGC Holdings' board of directors.

Post-Merger Contributions

Immediately following the merger transaction:

  •
  Liberty contributed to us the UPC Exchangeable Loan, which had an accreted value of $891.7 million as of January 30, 2002, and, as a result, UPC owes the amount payable under such notes to us rather than to Liberty;
  •
  Liberty contributed $200.0 million in cash to us;
  •
  Liberty contributed to us the United UPC Bonds and, as a result, UPC owes the obligations represented by the United UPC Bonds to us rather than to Liberty; and
  •
  In exchange for the contribution of these assets to us, we issued an aggregate of approximately 281.3 million shares of our Class C common stock to Liberty.

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

On January 30, 2002, LBTW I, Inc., a subsidiary of Liberty, loaned United Programming Argentina II, Inc. ("United Argentina") $17,270,537, of which $2,302,800 was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Argentina an additional $2,082,000, $6,696,000, $34,759,200, $36,417,600 and $5,502,520, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002, respectively. We have used the proceeds of these loans to purchase additional shares of preferred stock and convertible promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary. Pursuant to a loan deferral agreement dated January 28, 2003, Liberty has agreed to extend for one year the maturity of that portion of the principal of these loans to us that equals the amount we pay to purchase New UPC common stock or assets, if any, as part of UPC's restructuring. No interest on these loans is deferred by this loan deferral agreement.

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

UPC Preference Shares

On April 8, 2003, we purchased from Liberty 2,122 preference shares of UPC and warrants for 971,118 UPC ordinary shares that Liberty beneficially owned. We acquired such securities by issuing Liberty 426,360 shares of our Class A common stock.

Rights of Holders of Class C Common Stock under Certificate of Incorporation

Liberty and certain of its subsidiaries hold all of the issued and outstanding shares of our Class C common stock. Under our Restated Certificate of Incorporation, we are not permitted to take any action with respect to any of the following matters without the consent of a majority of the directors elected by the holders of our Class C common stock:

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
  •
  any disposition of or waiver of rights with respect to any indebtedness of UPC held by us; or
  •
  any change in our principal independent accounting firm.

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

Stockholders Agreement

At the closing of the merger transaction, Liberty and the Founders, including Gene W. Schneider and Mark L. Schneider, each a named executive officer, and certain Schneider family trusts, and us entered into a Stockholders Agreement, the material terms of which are described below. The description below eliminates references to the indenture governing the $1.375 billion senior notes of UGC Holdings because, as a result of the consent solicitation effected in conjunction with the tender offer for those notes described above at "Transactions with Liberty – UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation," the relevant restrictive covenants have been eliminated from that indenture by the execution of a supplemental indenture.

Limitations on Conversion

Until such time as the provisions of certain outstanding indentures of certain of UGC Holdings' subsidiaries that require the issuer to offer to repurchase the bonds issued thereunder upon a change of control of UGC Holdings are rendered inapplicable (either by redemption of the bonds or defeasance, waiver or amendment of the relevant provisions of such indentures) or such a change of control occurs, other than as a result of a breach of the standstill agreement by Liberty will not convert any shares of our Class C common stock into shares of our Class A common stock if, after giving effect to the conversion, the Liberty Parties would have more than 50.0% of the combined voting power of our Class A common stock and our Class B common stock outstanding or would have more voting power than our Class A common stock and our Class B common stock owned by the Founders. This limitation on Liberty's right to convert (a) will terminate if the aggregate voting power of the shares of Class A common stock and Class B common stock beneficially owned by any person or group (other than a group that is controlled by the Principal Founders and that consists solely of Founders) exceeds either 50.0% of our total voting power or the voting power held by the Founders and (b) will not apply to conversions made by Liberty in connection with sale or hedging transactions or any related pledges of their shares.

Change of Control Covenants

Subject to specified exceptions for governmental licenses, we will not take or permit any action that would result in our being subject to any covenants restricting the ability of UGC Holdings, us or any of our affiliates to effect a change of control, other than such covenants contained in certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject, unless any such change of control involving or caused by the action of Liberty (other than a transfer of control, if control were obtained, by Liberty to a third party) is exempted from the application and effects of any such restrictive covenants. We will not take or permit any action to extend or perpetuate the existing change of control covenants under certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject beyond the maturity date of the bonds issued under such indentures.

Rights of First Offer

Subject to specified exceptions, which are summarized below, Liberty may not transfer any shares of our Class B or Class C common stock except to permitted transferees, or convert any such shares into our Class A common stock, unless it first offers the Founders the opportunity to purchase the shares, and no Founder may transfer any shares of our Class B common stock except to permitted transferees, or convert any such shares into our Class A common stock, unless such Founder first offers Liberty the opportunity to purchase the shares. If either Liberty or the Founders decline to exercise their right of first offer, then the party proposing to transfer shares of our Class B or Class C common stock to a third party must convert the shares to our Class A common stock immediately prior to such transfer, unless, in the case of a proposed transfer by the Founders, the number of shares being transferred by all Founders to the same transferee represents at least a majority of all shares of our Class B common stock owned by the Founders, their permitted transferees, and any other person that the Founders have designated to purchase shares from Liberty pursuant to the Founders' right of first offer. Prior to any event that permits the conversion of our Class C common stock into our Class B common stock, the number of shares that Liberty may propose to transfer to a third party subject to the Founders' right of first offer, when taken together with the number of shares of our Class A common stock previously transferred to a third party following their conversion from our Class C common stock, shall not exceed the number of shares of Class A common stock acquired after the closing of the merger transaction from parties other than us (including upon conversion of our Class C common stock) or the Founders, plus the number of shares of our Class A common stock that Liberty received in the merger transaction upon conversion of any of our Class A common stock of UGC Holdings acquired after December 3, 2001.

Permitted Transfers

Liberty and the Founders may transfer their shares of our Class B common stock and our Class C common stock to permitted transferees without having to first offer them to any other party. The Founders' permitted transferees include other Founders, family members and heirs of the Founders and partnerships or trusts owned by or for the benefit of the Founders. Liberty's permitted transferees include Liberty and any entity controlled by Liberty. The parties may pledge their shares of our Class B common stock in loan and hedging transactions provided that the applicable pledgee does not become a registered holder of the shares and agrees to comply with the right of first offer provisions of the stockholders agreement, with shortened notice and exercise periods, in connection with any foreclosure on the pledged shares. Pledges of the Founders' shares that were in existence prior to May 25, 2001, are also allowed under the agreement. The stockholders agreement specifies some transactions that are not considered to be transfers for purposes of the agreement, and thus are generally not subject to the rights of first offer and other restrictions on transfer. Such transactions include: conversions of Class C common stock to Class B common stock or Class B or Class C common stock to Class A common stock, transfers pursuant to a tender or exchange offer approved by a majority of our Board, transfers by operation of law in connection with a merger, consolidation, statutory share exchange or similar transaction involving us, transfers pursuant to a liquidation approved by a majority of our Board and, in the case of Liberty, a transfer of (or control of) a Liberty Party that results in voting securities representing at least a majority of the outstanding voting power of such party or any ultimate parent entity of such party or its successor being beneficially owned by persons who prior to such transaction were beneficial owners of a majority of the outstanding voting power of the outstanding voting securities of Liberty (or any publicly traded class of voting securities of Liberty designed to track a specified group of assets or businesses), or who are control persons of any combination of the foregoing, as long as such ultimate parent entity of such transferred party becomes a party to the stockholders agreement and the standstill agreement with the same rights and obligations as Liberty.

Tag-Along Rights

If Liberty proposes to transfer a majority of its shares of our Class B and Class C common stock to persons other than permitted transferees, and the Founders do not purchase such shares, then the Founders will be entitled to transfer a proportionate amount of their shares of our Class B common stock to the same purchaser on no less favorable terms. If the Founders propose to transfer a majority of their shares of our Class B common stock to persons other than permitted transferees, and Liberty does not purchase such shares, then Liberty will be entitled to transfer a proportionate amount of their shares of our Class A, Class B and Class C common stock to the same purchaser on no less favorable terms.

Drag-Along Rights

If the Founders propose to transfer a majority of their shares of our Class B common stock to an unaffiliated third party that is not a permitted transferee, and Liberty does not purchase such shares, then the Founders can require Liberty to transfer to the same transferee on terms no less favorable than those on which the Founders transfer their shares, at the election of Liberty, either (i) all of their shares of our Class B and Class C common stock, (ii) all of their shares of our common stock, or (iii) a proportionate amount of each class of our common stock that they own; provided that Liberty will be required to transfer all of their shares of our common stock, if, in connection with the proposed transfer by the Founders, Mr. Gene W. Schneider, G. Schneider Holdings, LLLP, the GWS Trust, Mr. Mark L. Schneider and the MLS Partnership propose to transfer all their shares of our common stock beneficially owned by them, which shares of common stock include shares of our Class B common stock representing at least 40.0% of the greater of the number of shares of our Class B common stock owned by them on the date of the stockholders agreement and the number of shares of UGC Holdings' Class B common stock owned by them on June 25, 2000.

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

Termination

The tag-along provisions, the drag-along provisions and the limitations on the conversion of shares of our Class C common stock to shares of our Class A common stock terminate on June 25, 2010, unless the stockholders agreement is terminated earlier. The stockholders agreement will terminate as to Liberty or any Founder the voting power of whose equity securities is reduced below 10.0% of the voting power of UGC Holdings such party held on June 25, 2000. The stockholders agreement will terminate in its entirety on the first to occur of (a) all of the Founders and their permitted transferees or Mr. Gene W. Schneider and Mr. Mark L. Schneider and their permitted transferees (other than the other Founders) holding less than 40.0% of the greater of the number of shares of our Class B common stock owned by them on the date of the stockholders agreement and the number of shares of UGC Holdings Class B common stock owned by them on June 25, 2000 (assuming for such purpose that any shares transferred by such persons to Liberty continue to be owned by such person) or (b) the transfer by the Founders of a majority of their shares of our Class B common stock to Liberty or one or more unaffiliated third parties.

Standstill Agreement

At the closing of the merger transaction, Liberty and we entered into a standstill agreement, the material terms of which are described below. The description below eliminates references to the indenture governing the UGC Holdings 1998 Notes because, as a result of the consent solicitation effected in conjunction with the tender offer for those notes described above at "Transactions with Liberty – UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation," the relevant restrictive covenants have been eliminated from that indenture by the execution of a supplemental indenture.

Limitation on Acquiring Securities and Other Actions

Liberty will not acquire our common stock in an amount that would cause their percentage of our total common stock outstanding, on a fully-diluted basis, to exceed the greater of (a) the sum of (i) the percentage beneficially owned by them immediately after the closing of the transactions contemplated by the merger agreement, plus (ii) the percentage represented by any shares acquired by them from (x) other parties to the stockholders agreement, including us, and (y) from UPC pursuant to a release agreement, dated February 22, 2001, among UPC, UGC Holdings, Liberty and Liberty Media International, Inc. (the "UPC Release"), plus (iii) the percentage represented by an additional 25 million shares; provided that the number determined by clauses (a)(i) and (a)(iii) shall not exceed 81.0%, and (b) the sum of 81.0% plus the percentage determined by clause (a)(ii)(x). Liberty will not (a) solicit proxies with respect to our voting securities, (b) form, join or participate in a group if the group's ownership of our voting securities would exceed the maximum share ownership percentage described in this paragraph, unless certain Founders are part of such group, (c) deposit any of our voting securities into a voting trust or subject them to a voting agreement or similar arrangements, (d) solicit or encourage offers for us from persons other than Liberty or the Founders, or (e) call a meeting of stockholders or seek amendments to our bylaws without the consent of our Board. Liberty will not be in breach of the restrictions on its maximum share ownership if its share ownership exceeds the maximum percentage specified solely because of any action taken by us in respect of which Liberty takes no action other than in its capacity as a holder of our equity securities, including, for example, a tender offer by us to acquire shares of our common stock that Liberty elects not to accept or the issuance of a dividend by us payable in cash or stock that Liberty elects to receive in stock.

Appraisal; Voting Rights

Liberty will not exercise appraisal rights as to any matter. Liberty will cause its shares to be present at meetings of our stockholders so as to be counted for quorum purposes. Except for matters as to which Liberty or the directors elected by the holders of our Class C common stock have approval rights under our Restated Certificate of Incorporation, the standstill agreement, the stockholders agreement or the United covenant agreement, or which, pursuant to our bylaws are required to be approved by our Board prior to being submitted to the stockholders (in any such case, if such approval has not been obtained), Liberty will vote its shares of common stock on all matters submitted to a vote of stockholders, other than the election or removal of directors or a merger, sale or similar transaction involving us, either as recommended by our Board or in the same proportion as all other holders of our common stock. Liberty will vote its shares of our common stock against any merger, consolidation, recapitalization, dissolution or sale of all or substantially all of our assets not approved by our Board.

Until such time as the provisions of certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject that require such subsidiaries to offer to repurchase the bonds issued thereunder upon a change of control of UGC Holdings are rendered inapplicable (either by redemption of the applicable bonds, defeasance in accordance with the terms of the indenture, waiver or amendment) or such a change of control occurs, other than as a result of a breach of the standstill agreement by Liberty, Liberty will vote its shares in the election of directors in its sole discretion. Following such time (unless, in the case of the occurrence of a change of control as to which a defeasance or waiver of the change of control restrictions has not occurred, more than $200.0 million remains outstanding under UGC Holdings' indenture), Liberty will be entitled to nominate four members of our Board or, if greater, a number equal to at least 33.0% of our Board, and the Founders will be entitled to nominate the same number of directors. The then current Board will nominate the remaining members of the Board. Liberty will then be obligated to vote their shares of our common stock in favor of such nominees to our Board and, unless requested to do so by the Founders, will not vote to remove any Board member nominated by the Founders, except for cause. Pursuant to a separate voting agreement between United and the Founders, the Founders will likewise be obligated to vote their shares of our common stock in favor of such nominees to our Board and, unless requested to do so by Liberty, will not vote to remove any Board members nominated by Liberty, except for cause.

Limitations on Issuing High Vote Securities

We will not issue any of our Class B common stock or other equity security having more votes per share than our Class A common stock, or rights to acquire any such securities, other than to Liberty and its controlled affiliates unless and until our Class C common stock becomes convertible in full into our Class B common stock, except that we may issue up to an aggregate of 3.0 million shares of our Class B common stock upon exercise of options outstanding at the time of the closing of the merger transaction or subsequently issued options, and we may, on a majority vote of our Board, issue preferred stock convertible into Class B common stock (but with no other conversion rights, no voting rights other than as are customary in preferred stocks and no special rights); provided that such preferred stock cannot be so converted prior to such time as the change of control provisions of the indentures described above no longer apply, and the total number of shares of our Class B common stock issuable upon conversion of such options and preferred stock must be less than the number of shares that would, if issued after such time as such change of control provisions in such indentures no longer apply, entitle Liberty to exercise the purchase rights described below.

Limitations on Transfer

Subject to certain exceptions, Liberty may not transfer any of our equity securities, unless the transfer is (i) to Liberty or a controlled affiliate of Liberty that is or becomes a party to the standstill agreement, (ii) to one or more underwriters in connection with a public offering, (iii) to one or more Founders or purchasers designated thereby pursuant to the right of first offer provisions of the stockholders agreement, provided that any such transferee, if other than a Founder, becomes subject to the stockholders agreement and, if other than a Founder or permitted transferee of a Founder, the standstill agreement, (iv) pursuant to the tag-along or drag-along provisions of the stockholders agreement, (v) otherwise made in accordance with the provisions of the stockholders agreement; provided that in the case of a transfer pursuant to clause (ii) or (v), if the transfer is to a non-affiliate, the transferring Liberty Party has no reason to believe that any person or group would obtain more than 10.0% of our voting power in the election of directors as a result of the transfer. The Liberty Parties may pledge their equity securities to financial institutions in connection with loan and hedging transactions that comply with the stockholders agreement.

Offers for United

If any person makes an offer to (i) acquire equity securities from us or from one or more of our stockholders by public offer, (ii) acquire all or substantially all of our assets, or (iii) effect a merger, consolidation, share exchange or similar transaction, we will give Liberty notice of such offer promptly upon receipt thereof, or, if giving such notice would violate any applicable law or agreement, promptly after public announcement of such offer. In no event will we give Liberty notice of such an offer less than ten days prior to accepting it. If we do not reject such an offer within five days, then Liberty or its affiliates may propose a competing offer to our Board, and our Board will in the exercise of its fiduciary duties consider in good faith waiving any provision of the standstill agreement that would restrict actions that might be taken by Liberty or its affiliates in support of such a competing offer.

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

Purchase Right

If, following such time as the change of control provisions of certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject no longer apply, we issue equity securities having more votes per share than our Class A common stock and such issuance, together with any prior issuance of high vote securities as to which Liberty did not have purchase rights, results in the voting power of Liberty's equity securities being reduced below 90.0% of their voting power prior to such issuance or the first such issuance, Liberty will be entitled to acquire a number of additional shares of our Class B common stock from us that would restore Liberty's voting power to 100% of what it was prior to such issuance or the first such issuance (whichever is greater). Liberty may acquire such shares of our Class B common stock by purchasing them from us for cash or other form of consideration acceptable to us and/or by exchanging shares of Class A common stock on a one-for-one basis. Liberty will not be entitled to the foregoing purchase rights in respect of any issuance of our Class B common stock in an amount such that, immediately following such issuance, the persons who were holders of our equity securities immediately prior to such issuance then hold less than 30.0% of the voting power of our outstanding equity securities in the election of directors generally.

Preemptive Right

If, at any time after the signing of the standstill agreement, we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, Liberty will have the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain their then existing equity percentage in us on terms at least as favorable as those given to any third party purchasers. This preemptive right will not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any founder that is directly related to the existing business of us and our subsidiaries, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our Board (such options and all shares issued pursuant thereto not to exceed 10.0% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued upon the exercise of rights outstanding as of the closing of the merger or as to the issuance of which Liberty had the right to exercise their preemptive rights.

Termination

The standstill agreement will terminate on June 25, 2010, except for the restrictions on our ability to issue additional high vote securities and Liberty's purchase and preemptive rights; provided that the standstill agreement will terminate in its entirety upon termination of the stockholders agreement.

United Covenant Agreement

At the closing of the merger transaction, Liberty and we entered into an Agreement Regarding Additional Covenants. Pursuant to this agreement we have agreed that, without the consent of Liberty, we will not:

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

Agreement Regarding UGC Holdings

At the closing of the merger transaction, UGC Holdings and Liberty entered into an agreement, the material terms of which are described in the following paragraph. The description below eliminates references to the indenture governing the UGC Holdings 1998 Notes because, as a result of the consent solicitation effected in conjunction with the tender offer for those notes described above at "Transactions with Liberty – UGC Holdings Senior Secured Notes Tender Offer and Consent Solicitation," the relevant restrictive covenants have been eliminated from that indenture by the execution of a supplemental indenture.

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

Without the consent of Liberty, and subject to specified exceptions for governmental licenses, UGC Holdings will not take or permit any action that would result in it being subject to any covenants restricting the ability of UGC Holdings or any of its affiliates to effect a change of control, other than such covenants contained in certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject, unless any such change of control involving or caused by the action of Liberty (other than a transfer of control, if control were obtained, by Liberty to a third party) is exempted from the application and effects of any such restrictive covenants. UGC Holdings will not take or permit any action to extend or perpetuate the existing change of control covenants under certain existing indentures to which certain of UGC Holdings' subsidiaries are currently subject beyond the maturity date of the bonds issued under such indentures.

Registration Rights Agreements

Liberty has entered into a registration rights agreement with us at the closing of the merger transaction providing Liberty and our affiliates certain registration rights with respect to our securities owned by them. The Founders entered into a substantially identical registration rights agreement, provided that the Founders are entitled to demand up to two registrations rather than five.

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

UPC Transactions

On December 3, 2002 UPC commenced a proceeding under Chapter 11 of the United States Bankruptcy Code and a Dutch moratorium proceeding in the Netherlands. In furtherance of UPC's bankruptcy proceeding in the United States and moratorium proceeding in the Netherlands, UPC has filed an Akkoord with the Dutch Bankruptcy Court and a proposed plan of reorganization and draft disclosure statement with the U.S. Bankruptcy Court. UPC has made available to its creditors and shareholders the disclosure statement upon approval of the disclosure statement by the U.S. Bankruptcy Court. In February 2003, UPC's shareholders approved UPC's proposed recapitalization, the U.S. Bankruptcy Court approved its proposed Chapter 11 plan of reorganization, and UPC's creditors entitled to vote on the Akkoord at a creditors' meeting at the Dutch court in Amsterdam voted in favor of the recapitalization. On March 13, 2003, the Dutch court ratified the plan of composition. Such decision has been appealed by certain creditors and a hearing on the appeal was held on April 1, 2003. UPC believes the appeal is without merit. A decision on the appeal is expected to be issued on or about April 15, 2003. When the appeal decision is issued, it may be appealed within eight days to the Dutch Supreme Court.

On April 9, 2003, we purchased UPC's approximate 21.0% interest in SBS for €100.0 million. SBS creates, acquires, packages and distributes programming and other media content in many of our territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the Internet. Consummation of the purchase eliminated the right of UPC's other bondholders to participate in a New UPC equity issuance.

Company Loans Following Margin Calls

We have encouraged ownership of our common stock by our employee directors. In 2000 and 2001, as the price of UGC Holdings' and UPC's common stock declined along with the stock prices of other participants in our industry, certain third-party lenders issued margin calls to employee directors who had used their UGC Holdings or UPC common stock as collateral for personal loans. Sales of common stock in connection with these margin calls would have involved substantially all of the UGC Holdings and UPC common stock held by these directors. The Board of Directors determined that it was in the best interest of UGC Holdings and its stockholders to make the loans described below so that the employee directors could retain their stock. The terms of the loans were based on a good faith assessment by the Board of Directors of the market value of the collateral at the time the loans were made. At the time of the loans, the shares subject to margin calls included all or a portion of 188,792 shares of UGC Holdings Class A common stock, 672,316 shares of UGC Holdings Class B common stock and 735,094 ordinary shares of UPC, representing approximately 1.0% of the outstanding Class A common stock of UGC Holdings (assuming the conversion of the Class B shares to Class A shares) and less than 1.0% of the outstanding ordinary shares of UPC, respectively. The UGC Holdings Board of Directors believed their approval of these loans would permit our employee directors to retain their shares. Except to the extent permitted by the Sarbanes-Oxley Act of 2002 and other applicable law, we will not make further loans or modify the terms of existing loans, to our directors and executive officers.

Each loan to current employee directors was secured by certain outstanding stock options and phantom stock options issued by United and its subsidiaries (other than ULA) to the borrower, and certain of the loans were also secured by an aggregate of 188,792 shares of Class A common stock and 672,316 shares of Class B common stock of United held by the director borrowers. Such shares represent less than 1.0% of the outstanding Class A common stock of United (assuming the conversion of Class B shares to Class A shares). Initially the loans were recourse to the borrower, however, in April 2001, the Board of Directors revised the loans to be non-recourse to the borrower, except to the extent of any pledged collateral. The loans bore interest at 90-day London Interbank Offer Rate ("LIBOR") plus either (i) 2.5% if the value of the collateral equals or exceeds 200% of the outstanding loan balance or (ii) 3.5%. The directors subject to margin calls recused themselves from the Board of Directors' consideration of these transactions.

On January 22, 2003, United gave notice to two current employee directors of foreclosure on all of the collateral securing their loans, which loans had an outstanding balance on such date, including interest, of approximately $8.8 million. Such collateral included 861,108 shares of Class A and B common stock of United with a value on such date of approximately $2.2 million and 999,138 vested options to purchase shares of United with a value of approximately $400,000. In addition, the collateral included 1,710,418 unvested options to purchase shares of Class A common stock of United which were cancelled, of which 1,543,750 have an exercise price of $1.40, and the remainder has an exercise price above the current market price. The disinterested members of United's board of directors have authorized United to pay such employee directors a bonus in the aggregate amount of approximately $1.7 million, which United estimates will be sufficient to pay the taxes resulting from the foreclosure and the bonus.

Since the issuance of the loans, one director borrower, John F. Riordan, has resigned from United's Board of Directors. At the time of his resignation on November 21, 2002, the outstanding balance of his loans, including accrued interest, was $9,660,883. These loans are secured by stock options and phantom options issued by United and its subsidiaries to Mr. Riordan, plus 735,094 ordinary shares of UPC. As of November 22, 2002, the market value of all such collateral was $29,404. The loans to Mr. Riordan have been extended to July 22, 2003, pending further review of certain tax and other issues.

Fries Loans

UGC Holdings loaned an aggregate of $417,067 to Michael T. Fries, and an aggregate of $2,759,965 to the Fries Family Partnership LLLP, a partnership that benefits Mr. Fries and his family (the "Fries Partnership"). Mr. Fries guaranteed the loans to the Fries Partnership. The loans were secured by certain outstanding stock options and phantom stock options issued by United and its subsidiaries (other than ULA) to Mr. Fries, plus 6,000 shares of United Class A common stock owned by Mr. Fries and 140,792 shares of United Class A common stock and 91,580 shares of United Class B common stock owned by the Fries Partnership. The pledged shares represent less than 1.0% of the outstanding Class A common stock of United (assuming the conversion of Class B shares to Class A shares).

On January 22, 2003, United gave notice to Mr. Fries of foreclosure on all of the collateral securing his loans and the Fries Partnership loans. At the time of foreclosure, on January 27, 2003, the aggregate outstanding balance of the loans, including accrued interest, was $3,519,168 for Mr. Fries and the Fries Partnership and the market value of the collateral was $687,743. In addition, the collateral included 794,792 unvested options to purchase shares of Class A common stock of United which were cancelled, of which 771,875 had an exercise price of $1.40, and the remainder had an exercise price above the current market price. The disinterested members of United's board of directors authorized United to pay Mr. Fries a bonus in the aggregate amount of approximately $1.2 million, which United estimates will be sufficient to pay the taxes resulting from the foreclosure and the bonus.

Mark Schneider Loans

UGC Holdings loaned an aggregate of $1,441,667 to Mark L. Schneider. These loans were secured by certain outstanding stock options and phantom options issued by United and its subsidiaries to Mr. Schneider, plus 42,000 shares of United Class A common stock and 170,736 shares of United Class B common stock of United. The pledged shares represent less than 1.0% of the outstanding Class A common stock of United (assuming the conversion of Class B shares to Class A shares).

On January 22, 2003, United gave notice to Mr. Schneider of foreclosure on all of the collateral securing his loans. At the time of foreclosure, on January 28, 2003, the aggregate outstanding balance of the loans, including accrued interest, was $1,619,600 and the market value of the collateral was $570,448. In addition, the collateral included 915,626 unvested options to purchase shares of Class A common stock of United which were cancelled, of which 771,875 have an exercise price of $1.40, and the remainder has an exercise price above the current market price. The disinterested members of United's board of directors authorized United to pay Mr. Schneider a bonus in the aggregate amount of approximately $0.5 million, which United estimates will be sufficient to pay the taxes resulting from the foreclosure and the bonus.

MLS Partnership Loans

UGC Holdings loaned an aggregate of $3,265,904 to The MLS Family Partnership LLLP, a partnership that benefits Mr. Mark Schneider and his family (the "MLS Partnership"). A trust serves as the general partner of the MLS Partnership, and Gene W. Schneider and John F. Riordan serve as trustees of the trust. Mr. Mark Schneider guaranteed the loans to the MLS Partnership. These loans were secured by certain outstanding stock options and phantom options issued by United and its subsidiaries to Mr. Schneider, plus 410,000 shares of United Class B common stock. The pledged shares represent less than 1.0% of the outstanding Class A common stock of United (assuming the conversion of Class B shares to Class A shares).

On January 22, 2003, United gave notice to the MLS Partnership and Mr. Mark Schneider, as guarantor, of foreclosure on all the collateral securing the MLS Partnership loans. At the time of the foreclosure on January 28, 2003, the aggregate outstanding balance of the loans, including accrued interest, was $3,668,988 and the market value of the collateral was $963,500.

Mark L. Schneider Transactions

In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan, which is due and payable upon the sale of the certificates or the expiration of the stock options, bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. In 2000, Mr. Schneider exercised chello broadband options through the sale of the certificates acquired with the loans proceeds. Of the funds received, €823,824 was withheld for payment of the portion of the loan associated with the options exercised. The outstanding loan balance was €1,465,338 at December 31, 2002.

Gene W. Schneider Transaction

In 2001, UGC Holdings' Board of Directors approved a "split-dollar" policy on the lives of Gene W. Schneider and his wife, Louise Schneider, for $30 million. UGC Holdings has agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. UGC Holdings' Board of Directors believed that this policy was a reasonable addition to Mr. Schneider's compensation package in view of his many years of service to the company. The Gene W. Schneider 2001 Trust (the "Trust") is the sole owner and beneficiary of the policy, but has assigned to UGC Holdings policy benefits in the amount of premiums paid by UGC Holdings. The Trust will contribute to UGC Holdings an amount equal to the annual economic benefit provided by the policy. The trustees of the Trust are Mark Schneider, Tina Wildes and Carla Shankle. Upon termination of the policy, UGC Holdings will recoup the premiums that it has paid. The obligation of UGC Holdings to pay the premiums due on the policy will terminate upon the death of both insureds, on the lapse of the roll-out period, or at such time as the Trust fails to make its contribution to UGC Holdings for the premiums due on the policy.

Merger Transaction Loans

When UGC Holdings issued shares of its Series E preferred stock in connection with the merger transaction, each of Curtis Rochelle, Albert M. Carollo, Gene W. Schneider and Mark L. Schneider delivered full-recourse promissory notes to UGC Holdings in the amount of $748,500 in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has by then been made. As of March 1, 2003, the aggregate outstanding balance of all these loans, including accrued interest, was $3,207,530.

On May 14, 2002, the Principal Founders exchanged their shares in UGC Holdings for shares of United, giving United 100% control of UGC Holdings. Notwithstanding the exchange, the foregoing loans remain outstanding. For a description of the exchange see "Subscription for UGC Holdings Series E Preferred Stock; Conversion of Series E Preferred Stock; Exchange of UGC Holdings Class A Common Stock" above.

Liberty Loan to Gene W. Schneider Following Margin Calls

On December 9, 2002, Mr. Gene W. Schneider and G. Schneider Holdings, LLLP, a Colorado limited liability limited partnership of which Mr. Schneider is the general partner ("Schneider Holdings"), prepaid loans with an aggregate principal amount of $5.1 million that were made on June 21, 2002 by Liberty to Mr. Schneider and Schneider Holdings. Liberty originally extended the loans following receipt by Mr. Schneider and Schneider Holdings of margin calls in connection with certain indebtedness with a commercial bank. The loans accrued interest at an annual rate of LIBOR plus 2.0% and were due and payable, including accrued interest, at December 20, 2002. The loans were secured by an aggregate of 4,286,728 shares of our Class B common stock.

ITEM 14. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, the Company and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance.

(b)      Changes in Internal Controls

There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

  1.
  The index to financial statements is located on page F-1.
  2.
  There are no financial statement schedules as none are required.
  3.
  For a list of exhibits, see (c) below.

(b) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
November 27, 2002	November 22, 2002
Item 5 – Announcement that on November 22, 2002, United notified Michael T. Fries, Mark L. Schneider and John F. Riordan that their loans with UGC Holdings, Inc. became due and payable on November 22, 2002. Additionally, John F. Riordan resigned as a director of United.
December 3, 2002	December 3, 3002	Item 5 and 7 – Announcement that on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States.
December 3, 2002	December 3, 2002	Item 5 and 7 – Announcement that UPC filed a proposed plan of compulsory composition, or akkoord, with the Amsterdam Court under the Dutch Bankruptcy Code.
December 10, 2002	December 9, 2002	Item 5 – Announcement that on December 9, 2002, Gene W. Schneider and G. Schneider Holdings, LLLP prepaid the aggregate remaining principal balance on loans made by Liberty.
December 23, 2002	December 23, 2002	Item 5 and 7 – Announcement that UPC together with New UPC, Inc. will become the holding company for UPC upon consummation of UPC's recapitalization.
December 26, 2002	December 21, 2002	Item 5 – Announcement that UAP filed a plan of reorganization, pursuant to which an affiliate of CHAMP would acquire UAP's indirect 51% interest in Austar United.
(c)	Exhibits
3.1	Restated Certificate of Incorporation of the Registrant as currently in effect.(1)
3.2	Bylaws of the Registrant as currently in effect.(1)
4.1	Specimen of Class A Common Stock certificate of the Registrant.(2)
4.2	Specimen of Class B Common Stock certificate of the Registrant.(2)
4.3	Specimen of Class C Common Stock certificate of the Registrant.(2)
4.4	Indenture dated as of February 5, 1998 between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Firstar Bank of Minnesota N.A. (now known as Firstar Bank, N.A.).(3)
4.5	Supplemental Indenture dated January 24, 2002 between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Firstar Bank, N.A., as Trustee.(4)
4.6	Indenture dated as of July 30, 1999, between United Pan-Europe Communications N.V. ("UPC") and Citibank N.A., as Trustee, with respect to UPC 10.875% Senior Notes.(5)
4.7	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 12.5% Senior Discount Notes.(5)
4.8	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 10.875% Senior Notes.(6)
4.9	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 11.25% Senior Notes.(6)

4.10	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 13.375% Senior Discount Notes.(6)
4.11	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee, with respect to 11.5% Senior Notes due 2010.(7)
4.12	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee, with respect to 11.25% Senior Notes due 2010.(7)
4.13	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee, with respect to 13.75% Senior Discount Notes due 2010.(7)
10.1	Amended and Restated Agreement and Plan of Restructuring and Merger, dated December 31, 2001, by and among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), United/New United Merger Sub, Inc., Liberty Media Corporation, Liberty Media International, Inc., Liberty Global, Inc. and each Person indicated as a "Founder" on the signature pages thereto.(1)
10.2	Amended and Restated United/New United Merger Agreement, dated December 31, 2001, by and among UnitedGlobalCom, Inc (now known as UGC Holdings, Inc.), New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) and United/New United Merger Sub, Inc.(1)
10.3	Founders Agreement with respect to UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), dated January 30, 2002.(1)
10.4	Founders Agreement with respect to UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc.), dated January 30, 2002.(1)
10.5	Stockholders Agreement among UnitedGlobalCom, Inc (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., Liberty UCOMA, LLC and each of the Persons identified on the signature pages thereto as a "Founder," dated January 30, 2002.(1)
10.6	Voting Agreement among New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), and each of the Persons indicated as a "Founder" on the signature pages thereto, dated January 30, 2002.(1)
10.7	Agreement Regarding Old United among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.8	Agreement Regarding Additional Covenants among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.9	Standstill Agreement among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.10	Registration Rights Agreement, by and among New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.11	Loan Agreement dated as of May 25, 2001, among Belmarken Holding B.V. and UPC as obligors and UPC Internet Holding B.V. as guarantor and New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) as successor in interest to Liberty-Belmarken, Inc.(5)
10.12	Waiver to UPC Exchangeable Loan dated as of March 1, 2002, by United to UPC temporarily waiving certain cross-defaults.(9)
10.13	Registration Rights Agreement dated as of May 25, 2001, between UPC and New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) as successor in interest to Liberty-Belmarken, Inc.(8)
10.14	Stock Purchase Agreement dated December 3, 2001, between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Liberty UCOMA, LLC.(10)
10.15	Stock Purchase Agreement dated December 3, 2001, between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Liberty UCOMA, LLC.(10)
10.16	Agreement dated December 3, 2001, among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIH Funding Corp., Salomon Smith Barney, Inc., TD Securities (USA) Inc., J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.) and Donaldson, Lufkin & Jenrette Securities Corporation.(10)
10.17	Form of Promissory Note from United Programming Argentina II, Inc. to the order of LBTW I, Inc.(1)
10.18	1993 Stock Option Plan of the Registrant, amended and restated as of January 30, 2002.(2)
10.19	Stock Option Plan for Non-Employee Directors of the Registrant, effective June 1, 1993, amended and restated as of December 7, 2001.(2)
10.20	Stock Option Plan for Non-Employee Directors of the Registrant, effective March 20, 1998, amended and restated as of January 30, 2002.(2)
10.21	United Latin America, Inc. Stock Option Plan, effective June 6, 1997, as amended.(11)
10.22	UPC Phantom Stock Option Plan, effective March 20, 1998.(12)
10.23	UPC Amended Stock Option Plan, effective June 13, 1996, as amended.(13)

10.24	chello broadband Phantom Stock Option Plan, effective June 19, 1998.(14)
10.25	chello broadband Foundation Stock Option Plan, effective June 23, 1999.(14)
10.26	UPC Distribution Bank Facility dated October 26, 2000.(15)
10.27	Waiver Letter dated March 4, 2002 to UPC Distribution Holding B.V. from Toronto-Dominion Bank Europe Limited acting as Facility Agent for the Lenders under the UPC Distribution Bank Facility referenced in Exhibit 10.26 above.(9)
10.28	Credit Agreement dated as of April 29, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA). Inc. and Citibank, N.A.(16)
10.29	Amendment No. 7 dated as of April 29, 2002, among VTR GlobalCom S.A., a Chilean corporation, the subsidiaries of VTR listed on the signature pages thereto, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement and each of the lenders party to the Credit Agreement dated as of April 29, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA), Inc. and Citibank, N.A.(17)
10.30	Cash Collateral Agreement, dated as of April 29, 2002, by and among United Latin America, Inc., a Colorado corporation, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement and The Toronto-Dominion Bank, as securities intermediary.(17)
10.31	Letter Dated April 29, 2002 from UGC Holdings, Inc. to Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement, and such lenders.(17)
10.32	Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philips Media B.V., Philips Media Networks B.V., UnitedGlobalCom, Inc (now known as UGC Holdings, Inc.), Joint Venture, Inc. and United and Philips Communications B.V.(18)
10.33	Share Exchange Agreement, dated as of March 9, 2000, by and between UPC and the shareholders named therein.(19)
10.34	Memorandum of Understanding, dated as of February 1, 2002, by and among UPC, UnitedGlobalCom, Inc. and UGC Holdings, Inc.(20)
10.35	Closing Agreement, dated as of December 7, 2001, by and among UPC, Canal+ Group, UPC Polska, Inc., Polska Telewizja Cyfrowa TV Sp. zo.o. ("PTC") and Telewizyjna Korporacja Partycypacyjna S.A. ("TKP").(21)
10.36	Shareholders Agreement, dated August 10, 2001, by and among UPC, PTC, Canal+ Group and Polcom Invest S.A.(21)
10.37	Contribution and Subscription Agreement, dated as of August 10, 2001, by and among UPC, Canal+ Group, UPC Polska, Inc., PTC and TKP.(21)
10.38	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Mark L. Schneider in favor of UIPl.(22)
10.39	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Mark L. Schneider in favor of UIPI.(22)
10.40	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The MLS Family Partnership LLLP in favor of UIPI.(22)
10.41	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The MLS Family Partnership LLLP in favor of UIPI.(22)
10.42	Replacement Guaranty for Purpose Credit dated November 22, 2000 of Mark L. Schneider in favor of UIPI with respect to the MLS Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).(22)
10.43	Replacement Guaranty for Purpose Credit dated December 21, 2000 of Mark L. Schneider in favor of UIPI with respect to The MLS Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).(22)
10.44	Letter Agreement dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Mark L. Schneider.(22)
10.45	Letter Agreement dated May 16, 2001 among UIPI, UPC and Mark L. Schneider.(22)
10.46	Letter Agreement dated May 16, 2001 among UIPI, chello broadband and Mark L. Schneider.(22)
10.47	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Michael T. Fries in favor of UIPl.(22)
10.48	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.49	Replacement Promissory Note (Non-Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.50	Replacement Guaranty for Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).(22)

10.51	Replacement Guaranty for Non-Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Non-Purpose Credit).(22)
10.52	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Michael T. Fries in favor of UIPI.(22)
10.53	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.54	Replacement Promissory Note (Non-Purpose Credit) dated December 21, 2000 of the Fries Family Partnership LLLP in favor of UIP1.(22)
10.55	Replacement Guaranty for Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).(22)
10.56	Replacement Guaranty for Non-Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Non-Purpose Credit).(22)
10.57	Promissory Note (Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.58	Promissory Note (Non-Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UlPl.(22)
10.59	Guaranty for Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Purpose Credit).(22)
10.60	Guaranty for Non-Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Non-Purpose Credit).(22)
10.61	Promissory Note (Purpose Credit) dated June 25, 2001 of Michael T. Fries in favor of UIPI.(22)
10.62	Promissory Note (Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.63	Promissory Note (Non-Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.64	Letter Agreement (Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Michael T. Fries.(22)
10.65	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Michael T. Fries.(22)
10.66	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, UPC and Michael T. Fries.(22)
10.67	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and Michael T. Fries.(22)
10.68	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, Austar United and Michael T. Fries.(22)
10.69	Letter Agreement (Purpose Credit) dated June 25, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI, New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), Michael T. Fries and The Fries Family Partnership LLLP.(22)
10.70	Restructuring Agreement, dated September 30, 2002, among UPC, New UPC, Inc., United, UGC Holdings, Inc., United Europe, Inc., United UPC Bonds, LLC, and certain holders of notes of UPC.(23)
10.71	Waiver and Amendment Letter, dated September 30, 2002, between TD Bank Europe Limited (acting with the approval of the Majority Lenders referenced therein) and UPC Distribution Holding B.V. (acting on its own behalf and on behalf of its subsidiaries party to the UPC Distribution Bank Facility referenced in Exhibit 10.26 above).(23)
10.72	Exchange Agreement dated May 14, 2002, among United and the Principal Founders identified therein.(26)
10.73	Mutual Release Agreement, dated January 27, 2003, by and among Michael T. Fries, Fries Family Partnership LLLP, United and UGC Properties, Inc.(25)
10.74	Mutual Release Agreement, dated January 28, 2003, by and among Mark L. Schneider, MLS Family Partnership LLLP, United and UGC Properties, Inc.(25)
10.75	Loan Deferral Agreement, dated January 28, 2003, by and among United, Liberty Media Corporation, UGCH Finance, Inc. (f/k/a United Programming Argentina II, Inc.) and LBTW I, Inc.(25)
10.76	Securities Purchase Agreement, dated February 6, 2003, by and among United, Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio.(27)
10.77	Securities Purchase Agreement, dated February 11, 2003, by and among United and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc.(27)

10.78	Purchase and Sale Agreement dated as of March 5, 2003, by and between United CMH Holdings, Inc. and UPC.(32)
10.79	UPC Distribution Bank Facility Amended Waiver Letter dated April 4, 2003.(32)
21.1	Subsidiaries of United.
23.1	Independent Auditors' Consent – KPMG LLP (UnitedGlobalCom, Inc.)
24.1	Power of Attorney.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Second amended disclosure statement dated January 7, 2003, filed by UPC and New UPC, Inc., together with Annex A (second amended plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code) and Annex B (Akkoord (as revised)).(24)
99.4	Errata Sheet to the second amended disclosure statement dated January 7, 2003 of UPC.(28)
99.5	Second Errata Sheet to the second amended disclosure statement dated January 7, 2003 of UPC.(28)
99.6	Order of the United States Bankruptcy Court for the Southern District of New York dated February 20, 2003 confirming the second amended plan of reorganization dated January 7, 2003 jointly proposed by UPC and New UPC, Inc., as modified.(29)
99.7	Second amended plan of reorganization dated January 7, 2003, jointly proposed by UPC and New UPC, Inc., as modified.(29)
99.8	Motion for Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement, together with Exhibit A thereto (Form of Purchase and Sale Agreement).(30)
99.9	Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement.(31)
99.10	Letter from UnitedGlobalCom, Inc. to the Commission re Arthur Andersen LLP.(2)

(1)
Incorporated by reference from United's Registration Statement on Form S-1 dated February 14, 2002 (File No. 333-82776).
(2)
Incorporated by reference from United's Form 10-K for the year ended December 31, 2001 (File No. 000-496-58).
(3)
Incorporated by reference from UGC Holdings' Form S-4 filed on March 3, 1998 (File No. 333-47245).
(4)
Incorporated by reference from UGC Holdings' 8-K dated January 18, 2002 (File No. 000-21974).
(5)
Incorporated by reference from UPC's Form 8-K dated July 30, 1999 (File No. 000-25365).
(6)
Incorporated by reference from UPC's Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-25365).
(7)
Incorporated by reference from UPC's Form 10-K for the year ended December 31, 1999 (File No. 000-25365).
(8)
Incorporated by reference from UPC's Form 8-K dated May 29, 2001 (File No. 000-25365).
(9)
Incorporated by reference from Form 8-K filed by UPC dated March 4, 2002 (File No. 000-25365).
(10)
Incorporated by reference from UGC Holdings' 8-K dated December 3, 2001 (File No. 000-21974).
(11)
Incorporated by reference from UGC Holdings' Form 10-K for the year ended December 31, 2000 (File No. 000-21974).
(12)
Incorporated by reference from UPC's Form S-1 Registration Statement filed on November 24, 1998 (File No. 333-67895).
(13)
Incorporated by referenced from UPC's Form 10-K for the year ended December 31, 1998 (File No. 000-25365).
(14)
Incorporated by referenced from UPC's Form 10-K for the year ended December 31, 2000 (File No. 000-25365).
(15)
Incorporated by reference from UPC's Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-25365).
(16)
Incorporated by reference from UGC Holdings' Form 8-K dated April 29, 1999 (File No. 000-21974).
(17)
Incorporated by reference from United's Form 10-Q for the quarter ended June 30, 2002 (File No. 000-496-58).
(18)
Incorporated by reference from UGC Holdings' Form 8-K dated December 11, 1997 (File No. 000-21974).
(19)
Incorporated by reference from UPC's Form 8-K dated March 9, 2000 (File No. 000-25365).
(20)
Incorporated by reference from UPC's 8-K dated February 1, 2002 (File No. 000-25365).
(21)
Incorporated by reference from UPC's 8-K dated December 7, 2001(File No. 000-25365).
(22)
Incorporated by reference from UGC Holdings' Form 10-Q for the quarter ended June 30, 2001 (File No. 000-21974).
(23)
Incorporated by reference from UPC's Form 8-K dated September 30, 2002 (File No. 000-496-58).

(24)
Incorporated by reference from UPC's Form 8-K dated January 9, 2003 (File No. 000-496-58).
(25)
Incorporated by reference from United's Amendment No. 3 to its Registration Statement on Form S-1 dated February 7, 2003 (File No. 333-82776).
(26)
Incorporated by reference from United's Form 10-Q for the quarter ended March 31, 2002 (File No. 000-496-58).
(27)
Incorporated by reference from United's Amendment No. 4 to its Registration Statement on Form S-1 dated March 14, 2003 (File No. 333-82776).
(28)
Incorporated by reference from Form 8-K/A filed by UPC, dated January 9, 2003 (File No. 000-25365).
(29)
Incorporated by reference from Form 8-K filed by UPC, dated February 20, 2003 (File No. 000-25365).
(30)
Incorporated by reference from Form 8-K filed by UPC, dated February 12, 2003 (File No. 000-25365).
(31)
Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2003 (File No. 000-25365).
(32)
Incorporated by reference from Form 8-K filed by UPC, dated April 9, 2003 (File No. 000-25365).

(d) See Index to Financial Statements in (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITEDGLOBALCOM, INC. a Delaware corporation
April 10, 2003	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2003	/s/ GENE W. SCHNEIDER * Gene W. Schneider, Chairman, Chief Executive Officer and Director
April 10, 2003	/s/ ROBERT R. BENNETT * Robert R. Bennett, Director
April 10, 2003	/s/ ALBERT M. CAROLLO * Albert M. Carollo, Director
April 10, 2003	/s/ JOHN P. COLE, JR. * John P. Cole, Jr., Director
April 10, 2003	/s/ VALERIE L. COVER Valerie L. Cover, Vice President and Controller
April 10, 2003	/s/ JOHN W. DICK. * John W. Dick, Director
April 10, 2003	/s/ MICHAEL T. FRIES * Michael T. Fries, President, Chief Operating Officer and Director
April 10, 2003	/s/ GARY S. HOWARD * Gary S. Howard, Director
April 10, 2003	/s/ JOHN C. MALONE * John C. Malone, Director
April 10, 2003	/s/ CURTIS W. ROCHELLE * Curtis W. Rochelle, Director
April 10, 2003	/s/ MARK L. SCHNEIDER * Mark L. Schneider, Director
April 10, 2003	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Chief Financial Officer
April 10, 2003	/s/ TINA M. WILDES * Tina M. Wildes, Senior Vice President Business Administration and Director

* By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Attorney-in-Fact

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gene W. Schneider, certify that:

1.
I have reviewed this annual report for the year ended December 31, 2002 on Form 10-K of UnitedGlobalCom, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ GENE W. SCHNEIDER
Gene W. Schneider Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Frederick G. Westerman III, certify that:

1.
I have reviewed this annual report for the year ended December 31, 2002 on Form 10-K of UnitedGlobalCom, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ FREDERICK G. WESTERMAN III
Frederick G. Westerman III Chief Financial Officer

Independent Auditors' Report

The Board of Directors
  UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheet of UnitedGlobalCom, Inc. (a Delaware corporation formerly known as New UnitedGlobalCom, Inc. — See Note 4) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 7 to the 2002 consolidated financial statements, in their report dated April 12, 2002 (except with respect to the matter discussed in Note 23 to those consolidated financial statements, as to which the date was May 14, 2002). Such report included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's primary operating subsidiary (United Pan-Europe Communications, N.V.) is currently under bankruptcy court supervision in both the United States and in The Netherlands, has suffered recurring losses from operations and is currently in default under certain of its significant bank credit facilities and senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency and raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed above, the 2001 and 2000 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Denver, Colorado
March 31, 2003, except as to
  Note 21 to the consolidated
  financial statements, which
  is as of April 9, 2003

The following is a copy of the Report of Independent Public Accountants previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended in connection with Amendment No. 1 to the Company's Form S-1 Registration Statement filed on June 6, 2002. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. This Audit Report has not been reissued by Arthur Andersen LLP. The information previously contained in Note 23 to those consolidated financial statements is provided in Note 4 to our 2002 consolidated financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation f/k/a New UnitedGlobalCom, Inc. – see Note 23) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Denver, Colorado
April 12, 2002 (except with respect
to the matter discussed in Note 23,
as to which the date is May 14, 2002)

UnitedGlobalCom, Inc.
Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	December 31,
Assets	2002	2001
Current assets
Cash and cash equivalents	$410,185	$920,140
Restricted cash	48,219	86,625
Short-term liquid investments	45,854	78,946
Subscriber receivables, net of allowance for doubtful accounts of $71,485 and $51,405, respectively	136,796	152,025
Notes receivable, related parties	8,323	310,904
Other receivables, including related party receivables of $7,079 and $32,145, respectively	57,838	107,704
Deferred financing costs, net of accumulated amortization of $24,928 and $39,178, respectively	62,996	132,564
Business transferred under contractual arrangement	–	78,672
Deferred taxes	633	3,604
Other current assets, net	94,707	72,067

Total current assets	865,551	1,943,251
Investments in affiliates, accounted for under the equity method, net	153,853	231,625
Property, plant and equipment, net	3,640,211	3,692,485
Goodwill, net	1,184,132	2,748,767
Other intangible assets, net	79,977	95,155
Deferred financing costs, net of accumulated amortization of $173 and $7,688, respectively	183	18,371
Derivative assets	–	131,320
Business transferred under contractual arrangement	–	143,124
Deferred taxes	733	8,866
Other assets, net	6,954	25,676

Total assets	$5,931,594	$9,038,640

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)

	December 31,
Liabilities and Stockholders' Equity (Deficit)	2002	2001
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of $1,704 and $1,347, respectively	$145,388	$350,813
Accrued liabilities	375,953	697,827
Subscriber prepayments and deposits	127,553	88,975
Short-term debt	205,145	77,614
Notes payable, related party	102,728	–
Current portion of senior notes and other long-term debt, related party	–	2,314,992
Current portion of senior notes and other long-term debt	3,366,235	6,074,502
Business transferred under contractual arrangement	–	607,350
Derivative liabilities	12,290	–
Other current liabilities	4,158	11,052

Total current liabilities not subject to compromise	4,339,450	10,223,125

Subject to compromise:
Accounts payable	38,647	–
Accrued liabilities	232,603	–
Current portion of senior notes and senior discount notes	2,812,988	–

Total current liabilities subject to compromise	3,084,238	–

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	401,423	1,565,856
Other long-term debt	71,248	78,037
Net negative investment in deconsolidated subsidiaries	801,958	–
Business transferred under contractual arrangement	–	228,012
Deferred taxes	184,858	80,300
Other long-term liabilities	88,634	148,135

Total long-term liabilities not subject to compromise	1,548,121	2,100,340

Commitments and contingencies (Notes 10 and 11)
Minority interests in subsidiaries	1,402,146	1,240,665

Series B convertible preferred stock, stated at liquidation value, nil and 113,983 shares issued and outstanding, respectively	–	29,990

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Series C convertible preferred stock, nil and 425,000 shares issued and outstanding, respectively	–	425,000
Series D convertible preferred stock, nil and 287,500 shares issued and outstanding, respectively	–	287,500
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 110,392,692 and 98,042,205 shares issued, respectively	1,104	981
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 and 19,027,134 shares issued and outstanding, respectively	89	190
Class C common stock, $0.01 par value 400,000,000 shares authorized, 303,123,542 and nil shares issued and outstanding, respectively	3,031	–
Additional paid-in capital	3,683,644	1,537,944
Deferred compensation	(28,473)	(74,185)
Treasury stock, at cost, 7,404,240 and 5,604,948 shares of Class A common stock, respectively	(34,162)	(29,984)
Accumulated deficit	(6,945,687)	(6,437,290)
Accumulated other comprehensive income (loss)	(1,121,907)	(265,636)

Total stockholders' equity (deficit)	(4,442,361)	(4,555,480)

Total liabilities and stockholders' equity (deficit)	$5,931,594	$9,038,640

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue	$1,515,021	$1,561,894	$1,251,034
Operating expense (exclusive of items shown separately below)	(772,398)	(1,062,394)	(893,682)
Selling, general and administrative expense	(474,477)	(699,561)	(682,633)
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)
Impairment and restructuring charges	(437,427)	(1,525,069)	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)
Interest income, including related party income of $2,722, $35,336 and $1,918, respectively	38,315	104,696	133,297
Interest expense, including related party expense of $24,805, $58,834 and nil, respectively	(680,101)	(1,070,830)	(928,783)
Foreign currency exchange gain (loss), net	739,794	(148,192)	(215,900)
Proceeds from litigation settlement	–	194,830	–
Gain (loss) on sale of investments in affiliates and other assets, net	(30,663)	(416,803)	6,194
Provision for loss on investments	(27,083)	(342,419)	(5,852)
Gain on issuance of common equity securities by subsidiaries	–	–	127,731
Derivative losses and other income (expense), net	(93,749)	(117,923)	(4,305)

Income (loss) before income taxes and other items	(952,769)	(4,668,947)	(2,028,421)
Reorganization expenses, net	(75,243)	–	–
Income tax (expense) benefit, net	(90,599)	40,661	2,897
Minority interests in subsidiaries, net	(67,103)	496,515	934,548
Share in results of affiliates, net	(72,142)	(386,441)	(129,914)

Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(1,257,856)	(4,518,212)	(1,220,890)
Extraordinary gain on early extinguishment of debt, net of income tax	2,098,199	3,447	–
Cumulative effect of change in accounting principle	(1,344,722)	20,056	–

Net income (loss)	$(504,379)	$(4,494,709)	$(1,220,890)

Basic and diluted net income (loss) attributable to common stockholders	$(508,553)	$(4,546,457)	$(1,272,482)

Basic and diluted net income (loss) per common share:
Basic and diluted net income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$(3.23)	$(45.77)	$(13.24)
Extraordinary gain on early extinguishment of debt	5.38	0.03	–
Cumulative effect of change in accounting principle	(3.45)	0.20	–

Basic and diluted net income (loss)	$(1.30)	$(45.54)	$(13.24)

Basic and diluted weighted-average number of common shares outstanding	390,087,623	99,834,387	96,114,927

Other comprehensive income (loss), net of tax:
Net income (loss)	$(504,379)	$(4,494,709)	$(1,220,890)
Foreign currency translation adjustments	(873,666)	11,157	(47,625)
Change in fair value of derivative assets	13,443	(24,059)	–
Change in unrealized gain on available-for-sale securities	4,029	37,526	(31,668)
Cumulative effect on other comprehensive income of change in accounting principle	–	523	–
Amortization of cumulative effect of change in accounting principle	(77)	(252)	–

Comprehensive income (loss)	$(1,360,650)	$(4,469,814)	$(1,300,183)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except number of shares)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock
											Treasury Stock
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 1999	425,000	$410,125	287,500	$268,773	81,574,815	$816	19,323,940	$193	$1,416,635	$(119,996)	5,569,240	$(29,061)	$(621,941)	$(211,238)	$1,114,306
Exchange of Class B common stock for Class A common stock	–	–	–	–	102,000	1	(102,000)	(1)	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with Company's stock option plans and 401(k) plan	–	–	–	–	1,027,822	10	–	–	7,993	–	–	–	–	–	8,003
Conversion of Series B convertible preferred stock into Class A common stock	–	–	–	–	48,996	1	–	–	519	–	–	–	–	–	520
Accrual of dividends on Series B, C and D convertible preferred stock	–	29,750	–	23,758	–	–	–	–	(1,717)	–	–	–	(49,875)	–	1,916
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	–	(14,875)	–	(5,031)	1,067,000	10	–	–	19,896	–	–	–	–	–	–
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	127,518	7,467	–	–	–	–	134,985
Amortization of deferred compensation	–	–	–	–	–	–	–	–	(28,235)	(4,607)	–	–	–	–	(32,842)
Loans to related parties, collateralized with common shares and options	–	–	–	–	–	–	–	–	(11,016)	–	–	–	–	–	(11,016)
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	35,708	(923)	–	–	(923)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(1,220,890)	–	(1,220,890)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(47,625)	(47,625)
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	(31,668)	(31,668)

Balances, December 31, 2000	425,000	$425,000	287,500	$287,500	83,820,633	$838	19,221,940	$192	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In thousands, except number of shares)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock
											Treasury Stock
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2000	425,000	$425,000	287,500	$287,500	83,820,633	$838	19,221,940	$192	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)
Exchange of Class B common stock for Class A common stock	–	–	–	–	194,806	2	(194,806)	(2)	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with Company's stock option plans and 401(k) plan	–	–	–	–	76,504	1	–	–	386	–	–	–	–	–	387
Issuance of Class A common stock for cash	–	–	–	–	11,991,018	120	–	–	19,905	–	–	–	–	–	20,025
Accrual of dividends on Series B, C and D convertible preferred stock	–	14,875	–	10,063	–	–	–	–	(1,873)	–	–	–	(49,875)	–	(26,810)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	–	(14,875)	–	(10,063)	1,959,244	20	–	–	24,918	–	–	–	–	–	–
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	(29,122)	22,159	–	–	–	–	(6,963)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	(1,292)	20,792	–	–	–	–	19,500
Loans to related parties, collateralized with common shares and options	–	–	–	–	–	–	–	–	(6,571)	–	–	–	–	–	(6,571)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,494,709)	–	(4,494,709)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	11,157	11,157
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	(24,059)	(24,059)
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	37,526	37,526
Cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	523	523
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(252)	(252)

Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In thousands, except number of shares)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
													Treasury Stock
											Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448	–	(35,708)	923	–	–	59,104
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	–	–	281,288,158	2,813	1,396,469	–	–	–	–	–	1,399,282
Issuance of Class A common stock in exchange for remaining interest in UGC Holdings	–	–	–	–	600,000	6	–	–	–	–	(6)	–	–	–	–	–	–
Issuance of Class A common stock in connection with 401(k) plan	–	–	–	–	121,813	1	–	–	–	–	340	–	–	–	–	–	341
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	–	–	(21,395)	12,794	–	–	–	–	(8,601)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	–	–	32,918	–	–	–	–	32,918
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	–	–	1,835,000	(5,101)	–	–	(5,101)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(504,379)	–	(504,379)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(873,666)	(873,666)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	13,443	13,443
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	4,029	4,029
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(77)	(77)

Balances, December 31, 2002	–	$–	–	$–	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,945,687)	$(1,121,907)	$(4,442,361)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(504,379)	$(4,494,709)	$(1,220,890)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	730,001	1,147,176	815,522
Impairment and restructuring charges	437,427	1,525,069	–
Stock-based compensation	28,228	8,818	(43,183)
Accretion of interest on senior notes and amortization of deferred financing costs	234,247	492,387	447,056
Unrealized foreign exchange (gains) losses, net	(745,169)	125,722	165,173
Loss on derivative securities	115,458	–	–
(Gain) loss on sale of investments in affiliates and other assets, net	30,663	416,803	(6,194)
Provision for loss on investments	27,083	342,419	5,852
Reorganization expenses, net	75,243	–	–
Gain on issuance of common equity securities by subsidiaries	–	–	(127,731)
Minority interests in subsidiaries	67,103	(496,515)	(934,548)
Share in results of affiliates, net	72,142	386,441	129,914
Extraordinary gain on early extinquishment of debt, net of income tax	(2,098,199)	–	–
Cumulative effect of change in accounting principle	1,344,722	(20,056)	–
Change in receivables, net	42,175	68,137	(67,984)
Change in other assets	4,628	2,489	(27,998)
Change in accounts payable, accrued liabilities and other	(154,981)	(175,324)	393,321

Net cash flows from operating activities	(293,608)	(671,143)	(471,690)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(117,221)	(1,691,751)	(3,049,476)
Proceeds from sale of short-term liquid investments	152,405	1,907,171	3,244,389
Restricted cash released (deposited), net	40,357	(74,996)	3,801
Investments in affiliates and other investments	(2,590)	(60,654)	(348,077)
Proceeds from sale of investments in affiliated companies	–	120,416	–
New acquisitions, net of cash acquired	(22,617)	(39,950)	(1,703,660)
Capital expenditures	(335,192)	(996,411)	(1,846,602)
Increase in notes receivable from affiliates	(624)	(268,661)	(245,208)
Other	28,219	223,469	53,434

Net cash flows from investing activities	(257,263)	(881,367)	(3,891,399)

Cash Flows from Financing Activities
Issuance of common stock by subsidiaries, net	–	695	102,403
Issuance of common stock by the Company, net	200,006	20,025	–
Issuance of convertible preferred stock by subsidiary	–	–	990,000
Issuance of common stock in connection with stock option plans	–	3,334	13,263
Proceeds from offering of senior notes and senior discount notes	–	–	1,612,200
Proceeds from notes payable to shareholder	102,728	–	–
Proceeds from short-term and long-term borrowings	42,742	1,673,981	4,328,269
Extinquishment of existing senior notes	(231,630)	(261,309)	–
Financing costs	(18,293)	(17,771)	(149,259)
Repayments of short-term and long-term borrowings	(90,331)	(766,950)	(2,468,561)
Payment of sellers notes	–	–	(391)
Increase in notes receivable from affiliates	–	(6,571)	(11,016)

Net cash flows from financing activities	5,222	645,434	4,416,908

Effects of Exchange Rates on Cash	35,694	(49,612)	(102,906)

Decrease in Cash and Cash Equivalents	(509,955)	(956,688)	(49,087)
Cash and Cash Equivalents, Beginning of Period	920,140	1,876,828	1,925,915

Cash and Cash Equivalents, End of Period	$410,185	$920,140	$1,876,828

Supplemental Cash Flow Disclosure
Cash paid for reorganization expenses	$33,488	$–	$–

Cash paid for interest	$304,274	$519,221	$363,594

Cash received for interest	$24,166	$73,648	$125,943

Cash paid for income taxes	$14,260	$–	$–

Non-Cash Investing and Financing Activities
Acquisition of German business via issuance of subsidiary shares	$–	$–	$622,261

Acquisition of Cignal Global Communications via issuance of subsidiary shares	$–	$–	$205,117

Issuance of common stock for financial assets	$1,206,441	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its consolidated subsidiaries, the "Company" or "United"), provides video, telephone and Internet access services, which the Company refers to as "TriplePlay", or "Triple Play Distribution", in numerous countries worldwide. The following chart presents a summary of the Company's ownership structure as of December 31, 2002:

2. Risks, Uncertainties and Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On a consolidated basis, the Company has continued to incur operating losses, negative cash flows from operations and substantial capital expenditures, which have been driven by the continued rollout of enhanced video services, voice services and high-speed Internet access services over the Company's broadband network. UPC has a net working capital deficiency as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements. UPC has filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and a moratorium of payments in The Netherlands under Dutch Bankruptcy Law. In connection with these proceedings, UPC has agreed on a reorganization plan with its major creditors, including the Company. This plan of reorganization calls for a significant reduction in its current and long-term debt and an increased ownership percentage by the Company. VTR is currently negotiating with several financial institutions to amend and refinance its bank credit facility that is due April 29, 2003. As part of this refinancing, VTR and the Company may be required to pay down amounts owed under the facility and capitalize certain shareholder loans to VTR, among other conditions. The Company expects the term of VTR's bank credit facility to be extended for up to three years if this refinancing is successful. With the successful completion of the planned restructuring of UPC and refinancing of VTR's bank credit facility, management believes on a consolidated basis that the Company will have sufficient sources of capital, working capital and operating cash flows to enable it to continue as a going concern. While the Company is optimistic that each of these transactions will be completed successfully, the Company cannot give assurance that these transactions will be completed on terms that are acceptable to it or its operating subsidiaries or at all. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company not be able to continue as a going concern.

United Corporate

At the corporate level, United had working capital of $208.4 million as of December 31, 2002, which included restricted cash of $29.0 million. United has notes payable to Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty") with a principal balance totaling $102.7 million. Pursuant to a loan deferral agreement, Liberty has conditionally agreed to extend for one year the maturity of that portion of the principal of these notes that equals the amount the Company will pay to purchase common stock or assets, if any, as part of UPC's restructuring. No interest on these loans is deferred by the loan deferral agreement. The Company has agreed to purchase UPC's interest in SBS for €100.0 million as part of UPC's restructuring (the "SBS Transaction"). This transaction, if consummated, would satisfy United's €100.0 million commitment under the Reorganization Plan (as discussed below). Upon successful completion of the SBS Transaction, the Liberty notes would be due on or about January 30, 2004. The SBS Transaction is expected to close during April 2003. During 2003, United plans to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. Although United expects these plans to be successful, there can be no assurance they will occur on terms that are satisfactory to United or at all.

UPC

UPC has incurred substantial operating losses and negative cash flows from operations, which have been driven by UPC's continued rollout of broadband services such as digital video, voice and Internet. In addition, substantial capital expenditures have been required to deploy these services and to acquire businesses. As a result, management expects UPC to incur operating losses at least through 2004. UPC's senior notes, senior discount notes, the $1.225 billion 6% guaranteed discount notes due 2007 (the "UPC Exchangeable Loan") and the senior secured credit facility among UPC Distribution Holdings, B.V. ("UPC Distribution") as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"), are in default and have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) its ability to restructure its senior notes and senior discount notes, the UPC Exchangeable Loan and its convertible preferred stock and (ii) its ability to generate enough cash flow to enable it to recover the carrying value of its assets and satisfy its liabilities in the normal course of business.

Given UPC's funding requirements at the end of 2001 and possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of $100.6 million on its outstanding 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. The indentures related to its senior notes and senior discount notes provide that failing to make interest payments constitutes an event of default under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, events of default occurred under those indentures. The occurrence of these events of default resulted in cross events of default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various events of default gave the trustees under the related indentures, or the requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003, UPC failed to make required interest payments in the aggregate amount of $35.3 million, $122.0 million, $35.9 million and $123.4 million, respectively, on its outstanding 10.875% Senior Notes due 2007, 11.25% Senior Notes due 2009, 10.875% Senior Notes due 2009, 11.25% Senior Notes due 2010 and 11.5% Senior Notes due 2010. To date, UPC has not made these payments, and neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 interest payments on certain of its outstanding senior notes gave rise to potential cross events of default under the UPC Distribution Bank Facility and the UPC Exchangeable Loan. The UPC Distribution Bank Facility is secured by share pledges on UPC Distribution which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The UPC Exchangeable Loan is secured by pledges over the stock of Belmarken Holding B.V. ("Belmarken"), UPC's wholly-owned subsidiary, UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband. The occurrence of matured cross events of default under such facilities gave the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans. On March 4, 2002, UPC received the first of a series of waivers from the lenders of the UPC Distribution Bank Facility and the UPC Exchangeable Loan for the potential cross events of default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 within the applicable cure periods, or any resulting cross defaults. These waivers were periodically extended through September 27, 2002. On September 30, 2002, a waiver and amendment letter was executed with the UPC Distribution Bank Facility lenders that waived these events of default through March 31, 2003 (the "Modified Waiver Letter"). The Modified Waiver Letter includes amendments to the UPC Distribution Bank Facility to:

  •
  Increase and extend the maximum permitted ratios of senior debt to annualized EBITDA (as defined in the bank facility) and lower and extend the minimum required ratios of EBITDA (as defined in the bank facility) to total cash interest and EBITDA (as defined in the bank facility) to senior debt service;
  •
  Increase the interest margin on outstanding loans under the facility by 1.5%;
  •
  Include a fee of 0.25% on the total commitment amount;
  •
  Reduce the total commitment amount under the UPC Distribution Bank Facility to €3.5 billion; and
  •
  Require UPC to inject €125.0 million in cash to UPC Distribution on or before March 31, 2003.

On September 30, 2002, United, UPC and members of an ad-hoc committee representing UPC's bondholders (the "Bondholder Committee") signed definitive agreements for the recapitalization of UPC (the "Reorganization Plan"). If completed under its current terms, the Reorganization Plan will substantially delever UPC's consolidated balance sheet through the judicially supervised conversion of the UPC Exchangeable Loan and UPC's senior notes and senior discount notes into new common stock issued by a newly formed Delaware corporation ("New UPC"). Key terms of the Reorganization Plan are as follows:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for the $1.435 billion face amount of UPC senior notes and senior discount notes and €263.1 million face amount of UPC senior notes and senior discount notes (collectively the "United UPC Bonds") and the UPC Exchangeable Loan;
  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) in exchange for their holdings;
  •
  UPC's existing preferred and ordinary shareholders, including United, will receive approximately 2.0% of New UPC's pro forma equity (subject to dilution under certain circumstances);
  •
  An agreement by the parties (other than UPC) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and the UPC Exchangeable Loan while the restructuring remains in effect; and
  •
  United will purchase up to €100.0 million of New UPC common stock or assets as part of UPC's restructuring (subject to reduction if UPC sells any assets, raises any non-dilutive capital prior to the closing of the restructuring or if the third-party bondholders participate pro-rata in the equity issuance).

In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "U.S. Chapter 11 Case") with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"), including the pre-negotiated Reorganization Plan. In order to fully achieve the restructuring, including the distributions contemplated by the Reorganization Plan, it was necessary to effect the restructuring under the laws of The Netherlands. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, UPC filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "Dutch Bankruptcy Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). UPC submitted a revision to the Reorganization Plan in the U.S. Bankruptcy Court and to the Akkoord in the Dutch Bankruptcy Court on December 23, 2002, and a subsequent revision on January 7, 2003. The U.S. Bankruptcy Court confirmed the Reorganization Plan on February 20, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a €1.00 claim and one vote, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. The Dutch Court of Appeals is expected to rule on the appeal on or about April 15, 2003. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which is in its final stages. The appeal will, however, delay completion of the restructuring into the second quarter of 2003.

The Reorganization Plan and the Akkoord and other transactions contemplated by the restructuring agreement are to become effective on a date (the "Effective Date") identified by UPC and falling no more than eleven days after all conditions to the consummation of the Reorganization Plan and Akkoord have been satisfied or waived. Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in UPC. Therefore, in accordance with Dutch law and in order to facilitate implementation of the Reorganization Plan, New UPC commenced an offer, solely with respect to holders of UPC Ordinary Shares A who were not U.S. persons and were not located or residing within the United States, to deliver shares of New UPC common stock to such holders (the "Dutch Implementing Offer"). Similarly, the Dutch Bankruptcy Code does not provide for the Dutch Bankruptcy Case to exempt compliance from otherwise applicable corporate law. Therefore, in order to facilitate implementation of the Reorganization Plan, UPC held a shareholders meeting on February 19, 2003, to approve certain amendments to UPC's articles of incorporation and certain other shareholder proposals. All of the amendments and other proposals were approved. No further U.S. or Dutch shareholder action is required to complete the restructuring.

UPC believes subscriber growth has been impacted in some countries by UPC's financial restructuring, however UPC believes the restructuring has not had a material adverse effect on its subsidiaries or UPC's relationship with suppliers and employees. Upon completion of the restructuring, UPC expects that its remaining consolidated cash balances, together with anticipated cash flow from operations, will provide it with sufficient capital to fund its existing operations for the foreseeable future. However, if UPC wishes to expand its cable television services or broadband communications network to take full advantage of business opportunities, it will require additional capital. Due to UPC's recent financial performance, it may not be able to maintain adequate sources of capital to finance its capital expenditures. UPC does not know when additional financing may be available to it (if at all) or available on favorable terms. A failure to acquire additional capital on acceptable terms may seriously and adversely affect the growth of its business and may have an adverse effect on the valuation of its tangible and intangible assets.

VTR

On May 29, 2002, VTR and VTR's senior lenders entered into an amendment to VTR's existing $176.0 million senior secured credit facility (the "VTR Bank Facility"), extending the maturity date of the loans under the facility until April 29, 2003. The VTR Bank Facility bears interest at the 90-day London Interbank Offer Rate ("LIBOR") plus a margin of 5.5% in 2002 and 6.5% in 2003. In connection with the amendment, United funded $26.0 million in capital contributions to VTR, the proceeds of which were used to prepay the senior loans down to $150.0 million. United funded another $43.4 million in capital contributions during the remainder of 2002 for VTR's capital expenditures and general working capital. United also funded $6.0 million in December 2002 and $6.0 million in January 2003 in capital contributions for agreed upon prepayments of the VTR Bank Facility. VTR is currently negotiating with several financial institutions to amend and refinance the remaining $138.0 million amount of the VTR Bank Facility. As part of this refinancing VTR and United may be required to pay down additional amounts owed under the facility and capitalize certain shareholder loans to VTR, among other conditions. If this refinancing is successful, the term of the VTR Bank Facility is expected to be extended for up to three years. Although management believes it will be successful in refinancing the VTR Bank Facility prior to its due date of April 29, 2003, there can be no assurance that it will occur on terms that are satisfactory to VTR or United or at all.

3. Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of United and all subsidiaries where it exercises a controlling financial interest through the ownership of a direct or indirect majority voting interest, including the accounts of UPC, which on December 3, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, voluntarily commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed an Akkoord with the Dutch Bankruptcy Court under the Dutch Bankruptcy Code. Although the U.S. and Dutch bankruptcy laws do convey significant rights to the bankruptcy courts, United believes during the bankruptcy proceedings that it substantively controls UPC for the following primary reasons:

  •
  As both the majority debt and equity holder, United had majority voting control before UPC commenced involuntary bankruptcy proceedings and will have majority voting control of UPC on its emergence from bankruptcy;
  •
  As a result of United's priority debt position and due to the fact United is UPC's single largest creditor, United was able to negotiate the prearranged form of the voluntary bankruptcy filing by obtaining the agreement of the other key stakeholders (UPC third-party bondholders and bank lenders) that United would continue to be UPC's controlling equity holder upon UPC's emergence from bankruptcy;
  •
  Based on an evaluation of pre-arranged debtor-in-possession bankruptcies filed in the U.S. and in The Netherlands, it was virtually certain from the filing of UPC's bankruptcy petitions that the courts would confirm the bankruptcy plan;
  •
  United believes the rights exercised by the U.S. and Dutch bankruptcy courts are protective in nature and, therefore, do not affect United's continued substantive control over UPC and the presumption that United should continue to consolidate UPC during the bankruptcy process; and
  •
  United believes that consolidating UPC provides the best and most transparent financial reporting to its financial statement users.

Accordingly, the accounts of UPC have been consolidated for all periods presented in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

In connection with the bankruptcy proceedings, UPC is required to prepare its consolidated financial statements as of December 31, 2002, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC's pre-petition liabilities that are subject to compromise under the proposed plan of reorganization are segregated in UPC's consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the plan of reorganization. The estimates for allowable amounts are based on accounting records, discussions with creditors and amounts as documented in the Reorganization Plan, although these estimates for allowable amounts could change. Since the Company consolidates UPC, financial information with respect to UPC included in the Company's consolidated financial statements as of December 31, 2002 has been prepared in accordance with SOP 90-7. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. The following presents condensed financial information for UPC, in accordance with SOP 90-7:

December 31, 2002
(In thousands)
Assets
Current assets	$578,630
Long-term assets	4,587,443

Total assets	$5,166,073

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise	$4,033,983

Subject to compromise:(1)
Accounts payable	38,647
Accrued liabilities	368,256
Current portion of long-term debt	5,283,757

Total current liabilities subject to compromise	5,690,660

Long-term liabilites not subject to compromise	693,309

Minority interests in subsidiaries	1,739

Convertible preferred stock subject to compromise(1)	1,744,043

Stockholders' equity (deficit)	(6,997,661)

Total liabilities and stockholders' equity (deficit).	$5,166,073

Year Ended December 31, 2002
(In thousands)
Revenue	$1,319,741
Expense(1)	(1,081,022)
Depreciation and amortization	(671,757)
Impairment and restructuring charges	(437,427)

Operating income (loss)	(870,465)
Other income (expense), net(1)	(1,189,329)

Net income (loss)	$(2,059,794)

(1)
Includes intercompany amounts that are eliminated in consolidation.

In accordance with SOP 90-7, interest expense is reported in the accompanying consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim. The consolidated contractual interest expense for the year ended December 31, 2002 totaled $709.6 million. The reorganization expenses reported in the accompanying consolidated statement of operations include the write off of deferred financing costs of $36.2 million, professional fees of $37.9 million and retention bonuses of $1.1 million.

Cash and Cash Equivalents, Restricted Cash and Short-Term Liquid Investments

Cash and cash equivalents include cash and investments with original maturities of less than three months. Restricted cash includes cash held as collateral for letters of credit and other loans, and is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement. Short-term liquid investments include certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these short-term liquid investments that are temporary in nature are reported as a separate component of stockholders' equity. Declines in the fair value of short-term liquid investments that are other than temporary are recognized in the statement of operations, thus establishing a new cost basis for such investment. These short-term liquid investments are evaluated on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case-by-case basis to determine whether any company or market-specific factors exist that would indicate that such declines are other than temporary. Generally declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to the statement of operations, absent specific factors to the contrary.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to uncollectible accounts receivable. Generally, upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer pursued. Management uses a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk.

Investments in Affiliates, Accounted for under the Equity Method

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through Board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company evaluates its investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock ("APB 18") and Staff Accounting Bulletin No. 59 Accounting for Noncurrent Marketable Equity Securities ("SAB 59"). A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. A decline in value of an investment which is other than temporary is recognized as a realized loss, establishing a new carrying value for the investment. Factors considered in making this evaluation include the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer, and the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed include overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset. The depreciation period for subscriber installation costs and converters is based on the average churn rate per country.

The economic lives of property, plant and equipment at acquisition are as follows:

Cable distribution networks	3-20 years
Subscriber premises equipment and converters	3-10 years
Satellite direct-to-home ("DTH") and other distribution facilities	5-20 years
Information technology systems, office equipment, furniture and fixtures	3-10 years
Buildings and leasehold improvements	3-33 years
Other	3-10 years

Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

Goodwill and Other Intangible Assets

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is recorded as goodwill. Other intangible assets consist primarily of licenses and capitalized software. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but included in the net carrying amount of an investee when tested for impairment in accordance with APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level on an annual basis. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). For assets the Company intends to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets the Company intends to dispose of, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. The Company principally uses the discounted cash flow method to estimate the fair value of long-lived assets.

Deferred Financing Costs

Costs to obtain debt financing are capitalized and amortized as interest expense over the life of the debt facility using the effective interest method and classified according to the terms of the related debt instrument.

Derivative Financial Instruments

The Company uses derivative financial instruments from time to time to manage exposure to movements in foreign exchange rates and interest rates. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded as a component of other comprehensive income or loss in stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The change in fair value of the hedged item is recorded as an adjustment to its carrying value on the balance sheet. For derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings. The impact of adopting SFAS 133 as of January 1, 2001 was a gain of $20.1 million, which was recorded in the statement of operations as a cumulative effect of a change in accounting principle.

Subscriber Prepayments and Deposits

Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Cable Network Revenue and Related Costs

The Company recognizes revenue from the provision of video, residential telephony and Internet access services over its cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over its cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the same period as the cable television network. Revenue and costs related to disconnections are recognized in the statement of operations as incurred.

Other Revenue and Related Costs

The Company recognizes revenue from the provision of DTH, business telephony and data services to business customers outside of its cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of its cable network is deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the average expected subscriber life. Revenue and costs related to disconnections are recognized in the statement of operations as incurred.

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

Staff Accounting Bulletin No. 51 Accounting for Sales of Stock by a Subsidiary ("SAB 51") Accounting Policy

Gains realized as a result of common stock sales by the Company's subsidiaries are recorded in the consolidated statements of operations, except for any transactions that must be credited directly to equity in accordance with the provisions of SAB 51.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans and the stock-based compensation plans of its subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has provided pro forma disclosures of net loss under the fair value method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of FASB Statement No. 123 ("SFAS 148"), as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net income (loss), as reported	$(504,379)	$(4,494,709)	$(1,220,890)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28,228	8,818	(43,183)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(102,837)	(98,638)	(62,541)

Pro forma net income (loss)	$(578,988)	$(4,584,529)	$(1,326,614)

Basic and diluted net income (loss) per common share:
As reported	$(1.30)	$(45.54)	$(13.24)

Pro forma	$(1.49)	$(46.44)	$(14.34)

UPC, chello broadband, Priority Telecom, ULA and VTR have phantom stock-based compensation plans for their employees whereby the rights conveyed to employees are the substantive equivalents to stock appreciation rights. For these plans, compensation expense is recognized at each financial statement date for vested options based on the difference between the grant price and the estimated fair value of the underlying common stock. Subsequent decreases in the estimated fair value of these vested options will cause a reversal of previous charges taken, until the options are exercised or expire.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not such net deferred tax assets will not be realized.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during each period. Net income (loss) attributable to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital and/or accumulated deficit. Diluted net income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders' equity (deficit). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain items such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company's functional currency, which results in foreign exchange gains and losses recorded in the consolidated statement of operations. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

New Accounting Principles

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under this new standard, among other things, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). SFAS 145 is effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company will adopt such standard on January 1, 2003, in accordance with the effective date and transition guidance provided for in SFAS 145. Notwithstanding the reclassification of gains and losses from extinguishment of debt from extraordinary classification, the Company does not expect the adoption of SFAS 145 will have a material impact on its financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires the liability for a cost associated with an exit activity, including restructuring, or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 also requires subsequent adjustment to the recorded liability for changes in estimated cash flows and provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies and expands upon existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure requirements and is currently evaluating the potential impact, if any, the adoption of the recognition and measurement provisions of FIN 45 will have on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company has adopted the transitional disclosure requirements and is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. Acquisitions, Dispositions and Other

Merger Transaction

United was formed in February 2001 as part of a series of planned transactions with UGC Holdings and Liberty, intended to restructure and recapitalize United's business. On January 30, 2002, United completed a transaction with Liberty and UGC Holdings, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of UGC Holdings Class B common stock and approximately 12.0 million shares of UGC Holdings Class A common stock to United and in exchange for these contributions, United issued Liberty approximately 21.8 million shares of its Class C common stock;
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
  •
  The shares of UGC Holdings' Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of United's Class A common stock, which amount is equal to the number of shares of UGC Holdings' Class A common stock the holders of UGC Holdings' preferred stock would have received had they converted their preferred stock immediately prior to the merger;
  •
  Liberty has the right to elect four of United's 12 directors;
  •
  The Founders have the effective voting power to elect eight of United's 12 directors; and
  •
  United had the right to elect half of UGC Holdings' directors and the Principal Founders had the right to elect the other half of UGC Holdings' directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which UGC Holdings became a wholly-owned subsidiary of United and United became entitled to elect the entire board of directors of UGC Holdings).

Immediately following the merger transaction:

  •
  Liberty contributed to United the UPC Exchangeable Loan which had an accreted value of $891.7 million as of January 30, 2002 and, as a result, UPC owes the amount payable under such loan to United rather than to Liberty;
  •
  Liberty contributed $200.0 million in cash to United;
  •
  Liberty contributed to United the United UPC Bonds and, as a result, UPC owes the amounts represented by the United UPC Bonds to United rather than to Liberty; and
  •
  In exchange for the contribution of these assets to United, an aggregate of approximately 281.3 million shares of United's Class C common stock was issued to Liberty.

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

On January 30, 2002, Liberty loaned United approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned United an additional approximately $85.4 million. United used the proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to Liberty accrue interest at 8.0% annually, compounded and payable quarterly, and each note matures on its first anniversary. Although United only retains a 33.3% common equity interest in IDT United, United consolidates IDT United as a "special purpose entity", due to insufficient third party residual equity at risk.

On May 14, 2002, the Principal Founders transferred all of the shares of UGC Holdings common stock held by them to United in exchange for an aggregate of 600,000 shares of United's Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and United. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, UGC Holdings is now a wholly-owned subsidiary of United, and United is entitled to elect the entire board of directors of UGC Holdings. This transaction was the final step in the recapitalization of UGC Holdings.

United accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interests. Under reorganization accounting, United has consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of United's common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, United recognized an extraordinary gain of approximately $1.647 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over United's cost, net of income tax, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)
Deferred income tax	–	(110,583)	(110,583)

Total extraordinary gain on early extinguishment of debt	$1,744,651	$3,391,357	$1,646,706

Transfer of German Shares

Until July 30, 2002, UPC had a 51.0% ownership interest in EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately €358.8 million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the minority shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the minority shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former minority shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders' agreement. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and presentation of the net negative investment in UPC Germany on a separate line in the accompanying consolidated balance sheet. Details of the assets and liabilities of UPC Germany as of August 1, 2002 are as follows (in thousands):

Working capital	$(74,906)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Net negative investment in UPC Germany	148,022

Net cash deconsolidated	$(9,249)

AST Romania

In February 2002, UPC acquired the 30.0% minority interest in AST Romania for €24.1 ($21.1) million, increasing UPC's ownership to 100%.

2001 and 2000 Acquisitions

In January 2001, UPC acquired DeAlkmaarse Kabel in The Netherlands for a purchase price of $46.2 million. The purchase price was paid in cash of $21.5 million and a one-year note bearing interest at 8.0% per annum. This note was repaid in cash in January 2002.

In December 2001, UPC and Canal+ Group, the television and film division of Vivendi Universal ("Canal+") merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycypacyjna S.A., a subsidiary of Canal+ ("TKP"), and placed €30.0 million ($26.8 million) cash into an escrow account, which was used to fund TKP with a loan of €30.0 million in January 2002 (the "JV Loan"). In return, UPC Polska received a 25.0% ownership interest in TKP and €150.0 ($134.1) million in cash. UPC Polska's investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger. On February 27, 2003, the JV Loan was repaid by TKP and was subsequently contributed by UPC Polska to TKP, following a shareholders resolution to increase the share capital of TKP. Canal+ contributed €90.0 million of loans to TKP on the same date.

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

In November 2000, Priority Telecom acquired Cignal Global Communications ("Cignal") through a merger and exchange offer. In the stock-based transaction, Priority Telecom acquired 100% of Cignal in exchange for a 16.0% interest in Priority Telecom. Under the terms of the shareholder's agreement, UPC granted the Cignal shareholders an option to put their interest in Priority Telecom back to UPC if a public listing for Priority Telecom was not consummated by October 1, 2001. Priority Telecom was successful in obtaining a public listing of its ordinary shares on September 27, 2001.

5. Investments in Affiliates, Accounted for Under the Equity Method, Net

	December 31, 2002
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates		Cumulative Translation Adjustments	Cumulative Impairments(1)	Total
	(In thousands)
PrimaCom	$341,017	$–	$(75,535)		$(32,859)	$(232,623)	$–
SBS	264,675	–	(75,858)		(18,217)	(102,037)	68,563
Tevel	120,877	(6,180)	(113,577)		(1,120)	–	–
TKP	26,812	–	(26,486)		(326)	–	–
Melita	20,821	–	(997)		(1,969)	–	17,855
Xtra Music	12,106	–	(7,544)		(1,050)	(3,512)	–
Iberian Programming	11,947	(9,602)	17,237		3,921	–	23,503
Other UPC	46,723	(695)	(36,066)		4,476	(4,323)	10,115
Megapo	71,819	(20,862)	(7,134)		(13,096)	–	30,727
Other	46,347	(1,572)	(22,978)		(12,357)	(6,350)	3,090

Total	$963,144	$(38,911)	$(348,938	)(2)	$(72,597)	$(348,845)	$153,853

	December 31, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Cumulative Impairments(1)	Total
	(In thousands)
PrimaCom	$341,017	$–	$(67,834)	$(32,747)	$(232,623)	$7,813
SBS	264,675	–	(74,217)	1,368	(102,037)	89,789
Tevel	120,877	(6,180)	(113,577)	(1,120)	–	–
TKP	26,812	–	(3,015)	15	–	23,812
Xtra Music	14,546	–	(7,156)	(1,055)	–	6,335
Melita	14,224	–	(1,426)	(3,493)	–	9,305
Iberian Programming	11,947	(2,560)	10,130	3,103	–	22,620
Other UPC	43,875	(695)	(31,890)	2,105	–	13,395
Megapo	71,819	(20,862)	(5,891)	(6,672)	–	38,394
Other	47,592	(1,572)	(20,842)	(5,016)	–	20,162

Total	$957,384	$(31,869)	$(315,718)	$(43,512)	$(334,660)	$231,625

(1)
Represents other-than-temporary declines in fair value, based on analysis of specific quantitative and qualitative factors in accordance with APB 18 and SAB 59. These amounts are included in the provision for loss on investments in the accompanying consolidated statement of operations.
(2)
Excludes share in results of UAP ($38.9 million loss) for the three months ended March 31, 2002, due to the deconsolidation of UAP effective November 15, 2001, and the presentation of the net negative investment in UAP on a separate line in the accompanying consolidated balance sheet.

As of December 31, 2002 and 2001, the Company had the following differences (attributed to goodwill) related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table.

	December 31,
	2002		2001
	Basis Difference	Accumulated Amortization	Basis Difference	Accumulated Amortization
	(In thousands)
SBS	$144,046	$(37,113)	$152,512	$(31,660)
Tevel	90,615	(17,482)	77,301	(14,914)
PrimaCom	36,377	(36,377)	31,032	(31,032)
Megapo	31,329	(12,217)	36,103	(12,217)
Melita	11,908	(1,801)	10,928	(1,536)
Iberian Programming	11,304	(2,141)	12,246	(1,827)
Xtra Music	5,577	(1,408)	5,142	(1,201)

Total	$331,156	$(108,539)	$325,264	$(94,387)

6. Property, Plant and Equipment

	December 31,
	2002	2001
	(In thousands)
Cable distribution networks	$3,909,153	$3,417,040
Subscriber premises equipment and converters	1,057,928	825,320
DTH and other distribution facilities	92,100	105,575
Information technology systems, office equipment, furniture and fixtures	312,050	261,747
Buildings and leasehold improvements	164,343	164,475
Other	99,430	92,525

	5,635,004	4,866,682
Accumulated depreciation	(1,994,793)	(1,174,197)

Net property, plant and equipment	$3,640,211	$3,692,485

7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill (net of accumulated amortization) by operating segment for the year ended December 31, 2002 is as follows:

	Goodwill
	December 31, 2001(1)	Cumulative Effect of Change in Accounting Principle	Acquisitions	Deconsolidation	Impairments	Currency Translation Adjustments	December 31, 2002
	(In thousands)
Europe:
Triple Play Distribution:
Austria	$119,727	$–	$–	$–	$–	$20,622	$140,349
Belgium	12,185	–	–	–	–	2,099	14,284
Czech Republic	88,000	(88,000)	–	–	–	–	–
France	159,703	(159,703)	–	–	–	–	–
Hungary	110,666	(50,113)	175	–	–	13,150	73,878
The Netherlands	985,290	(439,483)	–	–	–	94,009	639,816
Norway	45,976	(38,942)	–	–	–	1,983	9,017
Poland	366,347	(366,347)	–	–	–	–	–
Sweden	292,266	(169,315)	–	–	–	19,820	142,771
Other	50,845	(27,690)	21,439	–	(17,995)	(3,292)	23,307

Total Triple Play Distribution	2,231,005	(1,339,593)	21,614	–	(17,995)	148,391	1,043,422
Germany	64,100	–	–	(70,578)	–	6,478	–

Total Distribution	2,295,105	(1,339,593)	21,614	(70,578)	(17,995)	154,869	1,043,422
Priority Telecom	294,108	–	–	–	(344,764)	50,656	–

Total Europe	2,589,213	(1,339,593)	21,614	(70,578)	(362,759)	205,525	1,043,422

Latin America:
Triple Play Distribution:
Chile	154,425	–	–	–	–	(13,715)	140,710
Brazil	5,129	(5,129)	–	–	–	–	–

Total Triple Play Distribution	159,554	(5,129)	–	–	–	(13,715)	140,710

Total	$2,748,767	$(1,344,722)	$21,614	$(70,578)	$(362,759)	$191,810	$1,184,132

(1)
Accumulated amortization as of December 31, 2001 was $519.0 million.

The Company adopted SFAS 142 effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of the Company's reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The Company completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion. This amount has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142. The Company also recorded impairment charges totaling $362.8 million based on its annual impairment test effective December 31, 2002.

Other Intangible Assets

Other intangible assets consist primarily of licenses and capitalized software. The following tables present certain information for other intangible assets, as required by SFAS 142. Actual amounts of amortization expense may differ from estimated amounts due to additional acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

	December 31,
	2002			2001
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In thousands)
License fees	$123,602	$(44,803)	$78,799	$112,851	$(30,130)	$82,721
Other	4,160	(2,982)	1,178	15,722	(3,288)	12,434

Total	$127,762	$(47,785)	$79,977	$128,573	$(33,418)	$95,155

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Amortization expense	$16,632	$19,136	$15,635

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Estimated amortization expense	$11,805	$7,924	$7,692	$7,636	$7,636	$37,283

Pro Forma Information

Prior to January 1, 2002, goodwill and excess basis on equity method investments was generally amortized over 15 years. The following presents the pro forma effect on net loss for the years ended December 31, 2001 and 2000, from the reduction of amortization expense on goodwill and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142 (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000
Net income (loss) as reported	$(4,494,709)	$(1,220,890)
Goodwill amortization
UPC and subsidiaries	379,449	223,740
VTR	11,310	12,935
Austar United	12,765	8,831
Other	2,881	2,137
Amortization of excess basis on equity investments
UPC affiliates	35,940	35,429
Austar United	2,823	2,582
Other	2,027	1,856

Adjusted net income (loss)	$(4,047,514)	$(933,380)

Basic and diluted net income (loss) per common share as reported	$(45.54)	$(13.24)
Goodwill amortization
UPC and subsidiaries	3.80	2.33
VTR	0.11	0.14
Austar United	0.13	0.09
Other	0.03	0.02
Amortization of excess basis on equity investments
UPC affiliates	0.36	0.37
Austar United	0.03	0.03
Other	0.02	0.02

Adjusted basic and diluted net income (loss) per common share	$(41.06)	$(10.24)

8. Business Transferred Under Contractual Arrangement

Prior to November 15, 2001, Asia/Pacific owned approximately 99.99% of UAP's outstanding common stock. On November 15, 2001, Asia/Pacific entered into a series of transactions, pursuant to which it transferred an approximate 49.99% interest in UAP to an independent third party for nominal consideration. As a result of these transactions, Asia/Pacific now holds 50.0% of UAP's outstanding common stock. For accounting purposes, these transactions resulted in the deconsolidation of UAP effective November 15, 2001, and the presentation of UAP's assets and liabilities in a manner consistent with the guidance set forth in Staff Accounting Bulletin No. 30 Accounting for Divestiture of a Subsidiary or Other Business Operation ("SAB 30") as of December 31, 2001, as follows (in thousands):

Assets
Business transferred under contractual arrangement, current	$78,672
Business transferred under contractual arrangement, long term	143,124
Liabilities
Business transferred under contractual arrangement, current	(607,350)
Business transferred under contractual arrangement, long term	(228,012)

Net negative investment in UAP as of December 31, 2001	$(613,566)

UAP's 14.0% senior discount notes were issued in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million (the "UAP Notes"). Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UAP consummated an equity sale resulting in gross proceeds to UAP of $70.0 milllion, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the UAP Notes will accrete to a principal amount of $492.9 million on May 15, 2006, the original maturity date. On May 15, 2001, cash interest began to accrue and was payable semi-annually on each May 15 and November 15, commencing November 15, 2001. UAP failed to make the required interest payment due November 15, 2001, and failed to cure this event of default within the 30-day cure period. As a result, an event of default under the indentures governing the UAP Notes occurred on, and has continued since, December 15, 2001. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding, including the successful restructuring of the UAP Notes. No gain was recorded in the consolidated statement of operations upon the deconsolidation of UAP or upon the filing of the bankruptcy petitions on March 29, 2002, as the Company did not believe such transactions qualified as a divestiture for accounting purposes. As a result of the bankruptcy petitions on March 29, 2002, the Company changed its presentation of the net negative investment in UAP ($644.5 million) to a one-line-item presentation consistent with the guidance in APB 18, and discontinued recording its share of losses from UAP. For the year ended December 31, 2002, the Company recorded equity in losses of $38.9 million related to its investment in UAP.

On December 21, 2002, UAP filed a plan of reorganization, pursuant to which an affiliate of Castle Harlan Australian Mezzanine Partners Ltd. ("CHAMP") would acquire UAP's indirect approximate 63.2% interest in UAI, which constitutes substantially all of UAP's assets. The purchase price for UAP's indirect interest in UAI is $34.5 million in cash, which is to be distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. The proposed transaction was confirmed by the U.S. Bankruptcy Court in March 2003. The Company expects the transaction to close sometime during the second quarter of 2003. Following completion of the transaction, CHAMP will make a follow-on offer for the remainder of Austar United that is publicly owned (approximately 18.7%). The follow-on offer per-share price will be equivalent to the price CHAMP will have paid to the UAP bondholders for the indirect interest owned by UAP. After completion of the follow-on offer to Austar United's shareholders, CHAMP and United will fully underwrite an Austar United equity rights issue of A$63.5 million, at the per-share price CHAMP will have paid to the UAP bondholders for the indirect interest owned by UAP. The Company expects to satisfy its share of the equity rights issue with restricted cash and certain receivables from Austar United.

9. Debt

Short-Term Debt

	December 31,
	2002	2001
	(In thousands)
VTR Bank Facility (see Note 2)	$144,000	$–
Other	61,145	77,614

Total	$205,145	$77,614

Current Portion of Senior Notes and Other Long-term Debt, Related Party

	December 31,
	2002	2001
	(In thousands)
UPC Exchangeable Loan (see Note 2 and Note 4)	$–	$887,315
United UPC Bonds (see Note 2 and Note 4)	–	1,427,677

Total	$–	$2,314,992

UPC Exchangeable Loan

In May 2001, a subsidiary of UPC completed a placement with Liberty of euro-denominated $1.225 billion 6.0% guaranteed discount notes due 2007, receiving proceeds of $856.8 (€1,000.0) million. UPC is a co-obligor on the loan. The loan is guaranteed by UPC Internet Holding B.V. ("UPC Internet"), the holding company that holds UPC's interest in chello broadband and is secured by pledges over Belmarken, UPC Internet and a wholly-owned subsidiary of Belmarken that holds UPC's interest in UPC Distribution. The notes are exchangeable into ordinary shares of UPC under certain circumstances at €8.0 ($6.85) per share after May 29, 2002. The UPC Exchangeable Loan is callable in cash at any time in the first year at accreted value, then not callable until May 29, 2004, thereafter callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007. UPC has the right, at its option, to require exchange of the UPC Exchangeable Loan into UPC ordinary shares at €8.00 per share on a €1.00 for €1.00 basis for any equity raised by UPC at a price at or above €8.00 per share during the first two years, €10.00 per share during the third year, €12.00 per share during the fourth year, and €15.00 per share during and after the fifth year. UPC has the right, at its option, to require exchange of the UPC Exchangeable Loan into UPC ordinary shares, if on or after November 15, 2002, its ordinary shares trade at or above $10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, UPC ordinary shares trade at or above $8.91 for at least 20 out of 30 trading days. As a result of the merger transaction on January 30, 2002, the UPC Exchangeable Loan was contributed to United (see Note 4). United has the right to exchange the UPC Exchangeable Loan into UPC ordinary shares at any time. As discussed in Note 2, United will exchange the UPC Exchangeable Loan for shares in New UPC upon completion of UPC's restructuring.

Senior Notes and Senior Discount Notes

	December 31,
	2002		2001
	(In thousands)
UGC Holdings 1998 Notes (see Note 2 and Note 4)	$24,313		$1,222,533
UPC Polska Senior Discount Notes	377,110		343,323
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	520,484	(1)	558,842
UPC 10.875% euro Senior Notes due 2009	150,013	(1)	205,675
UPC 12.5% dollar Senior Discount Notes due 2009	408,565	(1)	365,310
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	113,766	(1)	143,864
UPC 10.875% euro Senior Notes due 2007	39,655	(1)	61,386
UPC 11.25% dollar Senior Notes due 2009	113,602	(1)	125,967
UPC 11.25% euro Senior Notes due 2009	40,019	(1)	61,547
UPC 13.375% dollar Senior Discount Notes due 2009	254,634	(1)	227,424
UPC 13.375% euro Senior Discount Notes due 2009	96,782	(1)	77,044
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	356,573	(1)	387,697
UPC 11.25% euro Senior Notes due 2010	86,484	(1)	121,234
UPC 11.5% dollar Senior Notes due 2010	145,078	(1)	215,067
UPC 13.75% dollar Senior Discount Notes due 2010	487,333	(1)	442,129

	3,214,411		4,559,042
Current portion of senior notes and senior discount notes	(2,812,988)		(2,993,186)

Senior notes and senior discount notes	$401,423		$1,565,856

(1)
These senior notes and senior discount notes are subject to compromise in connection with UPC's restructuring (see Note 2 and Note 3).

UGC Holdings 1998 Notes

The UGC Holdings 1998 Notes accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375.0 million on February 15, 2003, at which time cash interest will commence to accrue. Commencing August 15, 2003, cash interest on the UGC Holdings 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The UGC Holdings 1998 Notes will mature on February 15, 2008, and will be redeemable at the option of the Company on or after February 15, 2003. As of February 15, 2003, the UGC Holdings 1998 Notes are held by the following:

Principal Amount at Maturity
(In thousands)
United	$751,200
IDT United	599,173
Third parties	24,627

Total	$1,375,000

The UGC Holdings 1998 Notes are senior secured obligations of UGC Holdings that rank senior in right of payment to all future subordinated indebtedness of the Company. The UGC Holdings 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of UGC Holdings' subsidiaries. As a result of the merger transaction and related transactions discussed in Note 4, the Company and the indenture trustee signed a supplemental indenture to effect the removal of substantially all covenants from the indenture affecting the operations of UGC Holdings and its subsidiaries, the release of liens and the waiver of any defaults or events of default that have or may have occurred or which may occur under the indenture. As amended, the one remaining covenant relates to UGC Holdings' ability, and the ability of UGC Holdings' subsidiaries, to sell certain assets or merge with or into other companies.

UPC July 1999 Senior Notes

In July 1999, UPC completed a private placement bond offering consisting of $800.0 million ten-year UPC 10.875% dollar Senior Notes due 2009, €300.0 million UPC 10.875% euro Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year UPC 12.5% dollar Senior Discount Notes due 2009. The UPC 12.5% dollar Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of $400.7 million, and will accrue but not pay interest until February 2005. Interest payments on the UPC 10.875% dollar and euro Senior Notes due 2009 are due semi-annually, commencing February 1, 2000. In December 1999, UPC completed a registered exchange offering for these dollar and euro senior notes and dollar senior discount notes. Concurrent with the closing of the UPC July 1999 Senior Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC 10.875% dollar Senior Notes due 2009 into fixed and variable rate euro notes with a notional amount totaling €754.7 million. Of the euro notes, 50.0% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offer Rate ("EURIBOR") plus 4.15%. The remaining euro notes have a variable interest rate of EURIBOR plus 4.15% through August 1, 2009. The cross currency swap provides the bank with the right to terminate the swap at market-value commencing August 1, 2004 with the payment of a call premium equal to the call premium on the notes, which UPC would pay to the holders of the notes if the notes are called on or after August 1, 2004. As of June 30, 2002, the swap on these notes was unwound. UPC currently pays a fixed interest rate of 10.875% on the notional amount of $800.0 million. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending restructuring (see Note 2 and Note 3).

UPC October 1999 Senior Notes

In October 1999, UPC completed a private placement bond offering consisting of six tranches: $200.0 million and €100.0 million of eight-year UPC 10.875% dollar and euro Senior Notes due 2007; $252.0 million and €101.0 million of ten-year UPC 11.25% dollar and euro Senior Notes due 2009 and $478.0 million and €191.0 million aggregate principal amount of ten-year UPC 13.375% dollar and euro Senior Discount Notes due 2009. The UPC 13.375% euro Senior Discount Notes due 2009 were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and €100.0 million and will accrue but not pay interest until November 2004. Concurrent with the closing of the UPC October 1999 Senior Notes, UPC entered into a cross-currency swap, swapping the $252.0 million UPC 11.25% dollar Senior Notes due 2009 into fixed-rate and variable-rate euro notes with a notional amount totaling €240.2 million and swapping the $200.0 million UPC 10.875% dollar Senior Notes due 2007 into fixed-rate and variable-rate euro notes with a notional amount totaling €190.6 million. One half of the total euro notes (€215.4 million) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR plus 4.80%. The remaining €215.4 million have a variable interest rate of EURIBOR plus 4.80% through November 1, 2009. The cross currency swap provides the bank with the right to terminate the swaps at fair value commencing November 1, 2004 with the payment of a call premium on the notes, which UPC would pay to the $252.0 million and $200.0 million senior note holders if the notes are called on or after November 1, 2004. As of June 30, 2002, the swap on these notes was unwound. UPC currently pays a fixed rate of 11.25% and 10.875% on the notional amounts of $252.0 million and $200.0 million, respectively. In April 2000, UPC completed a registered exchange offering for these dollar and euro senior notes and senior discount notes. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending restructuring (see Note 2 and Note 3).

UPC January 2000 Senior Notes

In January 2000, UPC completed a private placement bond offering consisting of $600.0 million and €200.0 million of ten-year UPC 11.25% dollar and euro Senior Notes due 2010, $300.0 million of ten-year UPC 11.5% dollar Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year UPC 13.75% dollar Senior Discount Notes due 2010. The UPC 13.75% Senior Discount Notes due 2010 were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until August 2005. UPC has entered into a cross-currency swap, swapping a total of $300.0 million of the UPC 11.25% dollar Senior Notes due 2010 into 10.0% fixed euro notes with a notional amount of €297.0 million until August 2008. As of June 30, 2002, the swap on these notes was unwound. UPC currently pays a fixed interest rate of 11.50% on a notional amount of $200.0 million. In April 2000, UPC completed a registered exchange offering for these dollar and euro senior notes and dollar senior discount notes.

The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending restructuring (see Note 2 and Note 3).

UPC Polska Senior Discount Notes

In January 1999, UPC Polska sold 256,800 units consisting of 14.5% senior discount notes due 2009 (the "UPC Polska 1999 Senior Discount Notes") and warrants to purchase 1,813,665 shares of UPC Polska's common stock. The UPC Polska 1999 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. The UPC Polska 1999 Senior Discount Notes will accrete, but not pay, interest until August 2004. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1999 Senior Discount Notes. In July 1998, UPC Polska sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 (the "UPC Polska 1998 Senior Discount Notes") and warrants entitling the warrant holders to purchase 1,824,514 shares of UPC Polska common stock. This offering generated approximately $125.1 million in gross proceeds to UPC Polska. The UPC Polska 1998 Senior Discount Notes are unsubordinated and unsecured obligations of UPC Polska. The UPC Polska 1998 Senior Discount Notes will accrete, but not pay, interest until January 2004. The UPC Polska 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1998 Senior Discount Notes. In January 1999, UPC Polska sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes (the "UPC Polska 1999 Series C Senior Discount Notes") generating approximately $9.8 million of gross proceeds. The UPC Polska 1999 Series C Senior Discount Notes are senior unsecured obligations of UPC Polska. The UPC Polska 1999 Series C Senior Discount Notes will accrete, but not pay, interest, at a rate of 7.0% per year, until January 2004. Pursuant to the terms of the UPC Polska 1999 Senior Discount Notes indenture, UPC Polska repurchased a portion of its UPC Polska 1999 Senior Discount Notes for $26.5 million. Pursuant to the terms of the UPC Polska 1998 Senior Discount Notes indenture, UPC Polska repurchased $49.1 million aggregate principal amount at maturity of its UPC Polska 1998 Senior Discount Notes. The indentures governing the UPC Polska 1999 Senior Notes, the UPC Polska 1998 Senior Discount Notes and the UPC Polska 1999 Series C Senior Discount Notes contain covenants limiting, among other things, UPC Polska's ability to incur additional indebtedness, make certain payments and distributions, including dividends, issue and sell capital stock of UPC Polska's subsidiaries, create certain liens, enter into transactions with its affiliates, invest in non-controlled entities, guarantee indebtedness by subsidiaries, purchase the notes upon a change of control, pay dividends and make other payments affecting UPC Polska's subsidiaries, effect certain consolidations, mergers, and sale of assets and pursue certain lines of business, and change its ownership. UPC Polska is aware that its main creditors, including UPC and holders of the UPC Polska notes, are engaged in discussions about a restructuring of UPC Polska's indebtedness. No final agreement has been reached so far.

Other Long-Term Debt

	December 31,
	2002	2001
	(In thousands)
UPC Distribution Bank Facility	$3,289,826	$2,827,629
UPC FiBI Loan	57,033	48,049
PCI Notes	14,509	16,750
Other UPC	74,771	87,841
VTR Bank Facility (see Note 2)	–	176,000
Other	1,344	3,084

	3,437,483	3,159,353
Current portion of senior notes and other long-term debt	(3,366,235)	(3,081,316)

Other long-term debt	$71,248	$78,037

UPC Distribution Bank Facility

In October 2000, UPC closed a €4.0 billion operating and term loan facility with a group of banks. This facility is guaranteed by, and is secured by pledges over, UPC's existing cable operating companies, excluding its Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR plus 0.75% to 4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of $347.5 million and the remainder of the facility denominated in euros. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. Concurrent with the closing, UPC entered into cross currency and interest rate swaps, pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. As of November 6, 2002, the cross currency swaps were settled. UPC entered into an interest rate swap of €1,725.0 million to fix the EURIBOR portion of the interest calculation to 4.55% for the period ending April 15, 2003. During the first quarter of 2003, UPC bought protection on the interest rate exposure on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The UPC Distribution Bank Facility indenture contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. UPC is in default under the terms of this facility as a result of certain non-payments of interest due February 1, 2002 on its senior notes (see Note 2).

UPC FiBI Loan

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to approximately 90.0% of UPC's initial public offering price. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 4.7 million ordinary shares of UPC. UPC repaid $45.0 million of the DIC Loan and accrued interest with proceeds received from the option exercise. In October 2000, the remaining $45.0 million DIC Loan was refinanced by the First International Bank of Israel ("FiBI") in the principal amount of €55.0 million, which was due, together with accrued interest, on November 9, 2002, resulting in an aggregate indebtedness of approximately €67.0 million (the "FiBI" Loan). The FiBI Loan was secured by a pledge of half of the shares in Tevel. On October 30, 2002, FiBI and UPC's wholly-owned indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant") entered into an agreement whereby Cable Brabant would sell all of its material assets to a wholly-owned subsidiary of FiBI in exchange for the assumption by that subsidiary of the obligations of Cable Brabant to repay the FiBI Loan and FiBI would novate Cable Brabant's obligations under the FiBI Loan. This transaction closed on February 24, 2003.

Fair Value of Senior Discount Notes, Senior Notes and Other Long-Term Debt

	December 31, 2002
	Carrying Value	Fair Value
	(In thousands)
UGC Holdings 1998 Notes	$24,313	$8,619
UPC Polska Senior Discount Notes	377,110	99,133
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	520,484	31,923
UPC 10.875% euro Senior Notes due 2009	150,013	10,273
UPC 12.5% dollar Senior Discount Notes due 2009	408,565	22,491
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	113,766	7,333
UPC 10.875%% euro Senior Notes due 2007	39,655	2,986
UPC 11.25% dollar Senior Notes due 2009	113,602	7,188
UPC 11.25% euro Senior Notes due 2009	40,019	3,008
UPC 13.375% dollar Senior Discount Notes due 2009	254,634	14,769
UPC 13.375% euro Senior Discount Notes due 2009	96,782	5,862
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	356,573	22,055
UPC 11.25% euro Senior Notes due 2010	86,484	6,252
UPC 11.5% dollar Senior Notes due 2010	145,078	9,879
UPC 13.75% dollar Senior Discount Notes due 2010	487,333	29,966
UPC Distribution Bank Facility	3,289,826	3,289,826
UPC FiBI Loan	57,033	–
Other UPC	150,425	150,425
VTR Bank Facility	144,000	144,000
Notes payable to Liberty	102,728	102,728
Other	1,344	1,344

Total	$6,959,767	$3,970,060

	December 31, 2001
	Held by Third Parties	Held by Liberty	Carrying Value	Fair Value
	(In thousands)
UGC Holdings 1998 Notes	$1,222,533	$–	$1,222,533	$288,750
UPC Polska Senior Discount Notes	343,323	–	343,323	91,863
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	558,842	241,190	800,032	128,005
UPC 10.875% euro Senior Notes due 2009	205,675	62,445	268,120	44,240
UPC 12.5% dollar Senior Discount Notes due 2009	365,310	171,911	537,221	62,477
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	143,864	56,144	200,008	31,501
UPC 10.875%% euro Senior Notes due 2007	61,386	27,987	89,373	14,747
UPC 11.25% dollar Senior Notes due 2009	125,967	124,586	250,553	38,835
UPC 11.25% euro Senior Notes due 2009	61,547	28,198	89,745	14,808
UPC 13.375% dollar Senior Discount Notes due 2009	227,424	103,798	331,222	47,802
UPC 13.375% euro Senior Discount Notes due 2009	77,044	41,300	118,344	15,363
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	387,697	208,709	596,406	90,952
UPC 11.25% euro Senior Notes due 2010	121,234	56,435	177,669	29,315
UPC 11.5% dollar Senior Notes due 2010	215,067	83,153	298,220	47,716
UPC 13.75% dollar Senior Discount Notes due 2010	442,129	221,821	663,950	100,004
UPC Distribution Bank Facility	2,827,629	–	2,827,629	2,827,629
UPC FiBI Loan	48,049	–	48,049	48,049
UPC Exchangeable Loan	–	887,315	887,315	887,315
Other UPC	104,591	–	104,591	104,591
VTR Bank Facility	176,000	–	176,000	176,000
Other	3,084	–	3,084	3,084

Total	$7,718,395	$2,314,992	$10,033,387	$5,093,046

Debt Maturities

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

Year Ended December 31, 2003 (including debt in default)	$6,487,096
Year Ended December 31, 2004	10,855
Year Ended December 31, 2005	7,701
Year Ended December 31, 2006	5,732
Year Ended December 31, 2007	4,636
Thereafter	443,747

Total	$6,959,767

Derivative Instruments

The following table provides detail of the fair value of the Company's derivative instruments:

	December 31,
	2002	2001
	(In thousands)
UPC July 1999 Senior Notes cross currency/interest rate derivative contract(1)	$–	$90,925
UPC October 1999 Senior Notes cross currency/interest rate derivative contract(1)	–	49,622
UPC January 2000 Senior Notes cross currency/interest rate derivative contract(1)	–	32,837
UPC Distribution Bank Facility cross currency/interest rate derivative contract	(10,616)	(42,064)
Other	(1,674)	–

Total derivative (liabilities) assets, net	$(12,290)	$131,320

(1)
See Senior Notes and Senior Discount Notes discussion above.

The derivative instruments related to the UPC July 1999, October 1999 and January 2000 Senior Notes were marked to fair value each period with the corresponding gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statement of operations. For the years ended December 31, 2002 and 2001, the Company recorded losses of $130.1 million and $105.8 million, respectively, in connection with the change in fair value of these derivative instruments. In June 2002, UPC recognized an extraordinary gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on the UPC July 1999 Senior Notes, the UPC October 1999 Senior Notes and the UPC January 2000 Senior Notes.

Concurrent with the closing of the UPC Distribution Bank Facility, UPC entered into a cross currency and interest rate swap, pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. In November 2002, the cross currency swap was settled for €64.6 million, of which €12.0 million has been paid as of December 31, 2002. The remaining amount of €52.6 million is outstanding until August 2003, and is classified as short-term debt. In addition, UPC entered into an interest rate swap of €1.725 billion to fix the EURIBOR portion of the interest calculation to 4.55% for the period ending April 15, 2003. This €1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity (deficit).

10. Commitments

Leases

The Company has entered into various lease agreements for conduit and satellite transponder capacity, programming, broadcast and exhibition rights, office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $48.5 million, $63.3 million and $86.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has capital and operating lease obligations and other non-cancelable commitments as follows (in thousands):

	Capital Leases	Operating Leases(1)
Year ended December 31, 2003	$6,793	$53,164
Year ended December 31, 2004	6,318	43,660
Year ended December 31, 2005	6,288	27,510
Year ended December 31, 2006	6,312	23,167
Year ended December 31, 2007	6,337	21,748
Thereafter	60,720	43,871

Total minimum payments	92,768	$213,120

Less amount representing interest	(33,020)

	59,748
Less obligations due within one year	(4,553)

Total long-term capital leases	$55,195

(1)
Excludes certain leases rejected under UPC's bankruptcy proceedings.

UPC has entered into a framework agreement for the supply of various types of equipment. Under this agreement, UPC has a remaining one to three year obligation to buy 197,000 Set Top Computers ("STCs") at market price and a two-year obligation to buy 50,000 modems.

As part of the U.S. Chapter 11 Case, the U.S. Bankruptcy Court allowed the rejection of the cable affiliation agreement (the "Cable Affiliation Agreement") between Europe Movieco Partners Limited ("Movieco") and UPC in relation to the carriage of a premium movie channel ("Cinenova") on its networks in The Netherlands and the Flemish speaking part of Belgium. Based on this rejection order, UPC terminated the Cable Affiliation Agreement on March 1, 2003. Movieco has filed, pursuant to the Cable Affiliation Agreement, an amended request for arbitration with the International Chamber of Commerce on March 21, 2003, seeking specific performance by UPC under the Cable Affiliation Agreement. Furthermore, Movieco was awarded a provisional measure requiring UPC to continue to carry Cinenova on its networks during the arbitration process. UPC is in the process of filing an appeal against this decision. The minimum commitment of approximately €70.0 million under the Cable Affiliation Agreement is included in the table above.

FIN 45

The Company and its subsidiaries have entered into agreements that contain features that meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires payments to be made (either in cash, financial instruments, other assets, common shares or through provision of services) to a third party based upon changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. The Company has the following major types of guarantees that are subject to the disclosure requirements of FIN 45.

In connection with agreements for the sale of certain assets, the Company typically retains liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Under certain of its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, the Company has not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees.

UPC's Digital Media Center ("DMC") sub-leases transponder capacity to a third party and all guaranteed performance criteria is matched with the guaranteed performance criteria UPC receives from the lease transponder provider. The DMC has third party contracts for the distribution of channels from the DMC, which require the DMC to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, UPC Media's interactive service group has third party contracts for the delivery of interactive content with certain performance criteria guarantees.

The Company has certain franchise obligations under which it must meet performance requirements to construct networks under certain circumstances. Non-performance of these obligations could result in penalties being levied against the Company. The Company continues to meet its obligations so as not to incur such penalties.

In the ordinary course of business, the Company provides customers with certain performance guarantees. For example, should a service outage occur in excess of a certain period of time, the Company would compensate those customers for the outage.

Historically, the Company has not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, the Company has not been able to estimate its maximum potential loss or the maximum potential loss has not been specified.

11. Contingencies

The following is a description of the legal proceedings which the Company or one of its subsidiaries is a party. In addition, from time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on the Company's business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by UPC, UPC will distribute shares of New UPC common stock as provided under the Reorganization Plan and the Akkoord in satisfaction of such claim.

On July 4, 2001, ICH, InterComm France CVOHA ("ICF I"), lnterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken and UPC France. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than €192.0 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims. The ICF party withdrew its arbitration on January 31, 2003 and refiled the same claims on February 14, 2003. UPC filed a request with the International Chamber of Commerce to combine the counterclaims filed by UPC in the first arbitration with the new request filed by the ICF Party.

On March 21, 2002, UPC received a notice of a class action lawsuit for damages which was filed in the U.S. District Court for the Southern District of New York against UPC, its officers and certain other persons, including certain of the underwriters for UPC's initial public offering in February 1999. According to the complaint, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, were based on the purported failure of UPC, its officers and other defendants to disclose that some of the underwriters in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The U.S. Bankruptcy Court lifted the automatic stay in the U.S. Chapter 11 Case to permit the plaintiffs to pursue this litigation for the purpose of attempting to obtain a judgment or settlement up to the amount of UPC's insurance in respect to such liability and to collect any judgment or settlement solely out of such insurance in full satisfaction of any such claim. UPC believes that the claims are without merit and intends to vigorously defend against these allegations. Since more than 200 similar class actions have been filed against other companies, primarily against the underwriters, there are discussions going on to release the companies from these lawsuits. UPC and its insurance company are also involved in those discussions.

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal have filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously.

On October 22, 2002, Philips Digital Networks B.V. ("Philips Digital") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging the UPC's Defendants' failure to perform under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips Digital alleges that the UPC Defendants failed to take delivery of 47,100 STCs with a value of approximately €21.2 million. Additionally, Philips Digital is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver 29,850 STCs and related damages of €7.0 million. Lastly, Philips Digital is claiming additional costs including interest on late payments of approximately €1.0 million. The UPC Defendants deny all claims brought by Philips Digital, and intend to vigoursly defend themselves against these claims and will file appropriate counter claims. This action was commenced by Philips Digital following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips Digital's failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement.

On January 15, 2003, Reece Communications, Inc. filed a complaint against UPC Polska with the Superior Court in New Castle County, Delaware, alleging default on certain promissory notes due August 28, 2003. A demand was made for immediate payment of the unpaid principal amount of $6.0 million, together with accrued and unpaid interest. The litigation has not been officially served to UPC Polska and UPC Polska has not filed responsive pleadings in the litigation. No trial date has been set and the parties have not yet commenced discovery.

On August 22, 2001, the Chilean Internal Revenue Service ("CIRS") advised VTR that VTR owed additional taxes in the amount of approximately $10.4 million related to payments made to foreign program suppliers. On November 2, 2001, VTR filed a written tax claim of disagreement with the CIRS. VTR believes the claim of the CIRS is without merit and intends to defend this claim vigorously.

Pursuant to an agreement dated December 5, 1994, VTR agreed to indemnify the Asociación Nacional de Fútbol ("ANFP") for any tax payments made by the ANFP as a result of the CIRS determining that the agreement for the television transmission rights of certain soccer games is subject to Value Added Tax ("VAT"). In conjunction with this agreement, VTR provided a bond in favor of the ANFP for $1.1 million to guarantee such indemnity. In November 1999, the ANFP informed VTR that the CIRS had assessed ANFP for VAT in the total amount of approximately $2.3 million. The ANFP is disputing this claim by the CIRS, which has not been resolved to date. VTR believes the claim of the CIRS is without merit and intends to defend this claim vigorously.

12. Minority Interests in Subsidiaries

	December 31,
	2002	2001
	(In thousands)
UPC convertible preference shares held by third parties	$1,094,668	$868,498
UPC convertible preference shares held by Liberty	297,753	236,234
Subsidiaries of UPC	1,739	135,933
IDT United	7,986	–

Total	$1,402,146	$1,240,665

The minority interests' share of results of operations is as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Accrual of dividends on UPC convertible preference shares	$(97,083)	$(89,202)	$–
UPC	–	54,050	862,663
Subsidiaries of UPC	28,080	484,780	21,160
Other	1,900	46,887	50,725

Total	$(67,103)	$496,515	$934,548

The minority interests in subsidiaries in the accompanying consolidated statements of operations includes accrued dividends on UPC convertible preference shares held by Liberty, totaling $18.7 million and $19.1 million for the years ended December 31, 2002 and 2001, respectively.

13. Convertible Preferred Stock

In July 1999, the Company issued 425,000 shares of par value $0.01 per share Series C convertible preferred stock, resulting in gross and net proceeds to the Company of $425.0 million and $381.6 million, respectively. The purchasers of the Series C convertible preferred stock deposited $29.75 million into an account from which the holders were entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A common stock at UGC Holdings' option. On September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000, the holders received their quarterly payment in cash. For the last two quarters in the year 2000, the holders received as dividends 722,359 shares of Class A common stock of the Company. For the first two quarters in the year 2001, the holders received as dividends 1,168,673 shares of Class A common stock of the Company. The Company's Board of Directors did not declare a dividend on the Series C convertible preferred stock for the quarters ended September 30, 2001 and December 31, 2001. Therefore, such dividend continued to accrue.

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

All of the Company's outstanding shares of convertible preferred stock were converted into United Class A common stock in connection with the merger transaction on January 30, 2002 (see Note 4).

14. Stockholders' Equity (Deficit)

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

Holders of the Company's Class A, Class B and Class C common stock vote as one class on all matters to be voted on by the Company's stockholders, except for the election of directors or as specified by the Delaware General Corporation Law. Shares of the Company's Class C common stock vote separately to elect four of the Company's 12-person Board of Directors until such time as the shares of Class C common stock become convertible in full into shares of Class B common stock. Holders of Class A and B common stock, voting together, elect the other eight Directors. After all shares of Class C common stock become convertible in full into shares of Class B common stock, all 12 of the Company's 12-person Board of Directors will be elected by the holders of shares of Class A common stock, Class B common and Class C common stock voting together. Shares of Class C common stock will become convertible in full into shares of Class B common stock upon the occurrence of certain events relating to the indentures of UGC Holdings and certain of its subsidiaries.

Holders of the Company's Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by the Company's board of directors out of funds legally available for that purpose, on an equal per share basis. In the event of the Company's liquidation, dissolution or winding up, holders of the Company's Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock, on an equal per share basis. Holders of the Company's Class A, Class B and Class C common stock have no preemptive rights under the Company's certificate of incorporation. Holders of shares of Class C common stock have purchase rights to prevent the dilution of the voting power of the Class C common stock. The Company's certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of each other class of common stock will be made at the same time.

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

Equity Transactions of Subsidiaries

The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

	Year Ended December 31, 2002
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(12,794)	$–	$(12,794)
Deferred compensation expense	12,794	–	12,794
Amortization of deferred compensation	31,949	969	32,918
SAB 51 gain (loss) on issuance of shares by subsidiary	(8,601)	–	(8,601)

Total	$23,348	$969	$24,317

	Year Ended December 31, 2001
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(21,923)	$(236)	$(22,159)
Deferred compensation expense	21,923	236	22,159
Amortization of deferred compensation	14,990	5,802	20,792
Amortization of deferred compensation (minority interest)	–	(1,292)	(1,292)
SAB 51 gain (loss) on issuance of shares by subsidiaries	(11,385)	4,422	(6,963)

Total	$3,605	$8,932	$12,537

	Year Ended December 31, 2000
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(7,467)	$–	$(7,467)
Deferred compensation expense	7,467	–	7,467
Amortization of deferred compensation	(39,758)	6,916	(32,842)
Issuance of warrants by UPC	59,912	–	59,912
Issuance of shares by subsidiary of UPC	75,073	–	75,073

Total	$95,227	$6,916	$102,143

Accumulated Other Comprehensive Income (Loss)

	December 31,
	2002	2001	2000
	(In thousands)
Foreign currency translation adjustments	$(1,128,076)	$(254,410)	$(265,567)
Fair value of derivative assets	(10,616)	(24,059)	–
Unrealized gain (loss) on available-for-sale securities	16,591	12,562	(24,964)
Cumulative effect of change in accounting principle, net	194	271	–

Total	$(1,121,907)	$(265,636)	$(290,531)

United Stock Option Plans

During 1993, UGC Holdings adopted a stock option plan for certain of its employees, which was assumed by United on January 30, 2002 (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by United's compensation committee (the "Committee"), consisting of all members of the Board of Directors who are not employees of the Company. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The Employee Plan provides for the grant of options to purchase up to 39,200,000 shares of Class A common stock, of which options for up to 3,000,000 shares of Class B common stock may be granted in lieu of options for shares of Class A common stock. The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the options. The maximum number of shares subject to options that may be granted to any one participant under the Employee Plan during any calendar year is 5,000,000 shares. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In general, for grants prior to December 1, 2000, options vest in equal monthly increments over 48 months, and for grants subsequent to December 1, 2000, options vest 12.5% six months from the date of grant and then in equal monthly increments over the next 42 months. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan. Under the Employee Plan, options to purchase a total of 18,304,474 shares of Class A common stock were available for grant as of December 31, 2002. The Employee Plan expires June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter.

UGC Holdings adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by United on January 30, 2002 (the "1993 Director Plan"). The 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of the Company's Class A common stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, UGC Holdings adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by United on January 30, 2002 (the "1998 Director Plan", and together with the 1993 Director Plan, the "Director Plans"). Options under the 1998 Director Plan are granted at the discretion of the Company's Board of Directors. The maximum term of options granted under the Director Plans is ten years. Under the 1993 Director Plan, options vest 25.0% on the first anniversary of the date of grant and then evenly over the next 36-month period. Under the 1998 Director Plan, options vest in equal monthly increments over the four-year period following the date of grant. Vesting under the Director Plans would be accelerated upon a change in control of the Company as defined in the respective Director Plans. Under the Director Plans, as of December 31, 2002, options to purchase a total of 3,960,000 shares of Class A common stock have been authorized, of which 2,539,167 were available for grant as of December 31, 2002. Effective March 14, 2003, the Board of Directors terminated the 1993 Director Plan. At the time of termination, United had granted options for an aggregate of 860,000 shares of Class A common stock, of which 271,667 shares have been cancelled. Options outstanding at termination shall continue to be recognized, but no new grants of options may be made.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its Employee Plan's and Director Plans' options granted on or after March 1, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted for the years ended December 31, 2002, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.62%	4.78%	5.36%
Expected lives	6 years	6 years	6 years
Expected volatility	100%	95.13%	67.42%
Expected dividend yield	0%	0%	0%

Based on the above assumptions, the total fair value of options granted was $47.6 million, $5.3 million and $16.8 for the years ended December 31, 2002, 2001 and 2000, respectively.

A summary of stock option activity for the Employee Plan is as follows:

	Year Ended December 31,
	2002		2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	5,141,807	$16.16	4,770,216	$16.95	4,402,287	$14.84
Granted during the year	11,970,000	$4.43	543,107	$10.08	1,293,800	$16.96
Cancelled during the year	(160,911)	$16.45	(157,741)	$20.12	(65,587)	$20.51
Exercised during the year	–	$–	(13,775)	$5.30	(860,284)	$6.00

Outstanding at end of year	16,950,896	$7.87	5,141,807	$16.16	4,770,216	$16.95

Exercisable at end of year	7,358,035	$10.28	3,125,596	$13.70	2,305,039	$10.76

A summary of stock option activity for the Director Plans is as follows:

	Year Ended December 31,
	2002		2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	1,110,416	$11.24	630,000	$18.13	718,333	$15.84
Granted during the year	200,000	$5.00	500,000	$5.00	80,000	$38.66
Cancelled during the year	(230,416)	$9.20	(19,584)	$73.45	(40,000)	$52.94
Exercised during the year	–	$–	–	$–	(128,333)	$7.27

Outstanding at end of year	1,080,000	$10.52	1,110,416	$11.24	630,000	$18.13

Exercisable at end of year	569,999	$12.81	487,290	$12.99	386,874	$8.75

The combined weighted-average fair values and weighted-average exercise prices of options granted under the Employee Plan and the Director Plans are as follows:

	Year Ended December 31,
	2002			2001			2000
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
Less than market price	2,900,000	$4.53	$2.64	3,149	$9.65	$5.96	4,250	$38.22	$5.74
Equal to market price	–	$–	$–	100,000	$13.71	$17.38	1,342,546	$12.23	$18.30
Greater than market price	9,270,000	$3.71	$5.00	939,958	$4.10	$6.62	27,004	$9.44	$16.29

Total	12,170,000	$3.91	$4.44	1,043,107	$5.03	$7.64	1,373,800	$12.26	$18.22

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 1.40 – $ 4.75	2,931,892	6.84	$2.46	1,348,558	$3.70
$ 5.00 – $ 5.00	10,971,365	9.09	$5.00	3,380,612	$5.00
$ 5.12 – $68.38	4,115,639	6.28	$19.86	3,190,614	$18.90
$86.50 – $86.50	12,000	7.23	$86.50	8,250	$86.50

Total	18,030,896	8.08	$8.03	7,928,034	$10.46

UPC Stock Option Plans

UPC Plan.  UPC adopted a stock option plan on June 13, 1996, as amended (the "UPC Plan"), for certain of its employees and those of its subsidiaries. Options under the UPC Plan are granted at fair market value at the time of the grant, unless determined otherwise by UPC's Supervisory Board. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable upon grant, the options are subject to repurchase rights reduced by equal monthly amounts over a vesting period of 36 months for options granted in 1996 and 48 months for all other options. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to UPC at the exercise price and all vested options must be exercised within 30 days of the termination date. UPC's Supervisory Board may alter these vesting schedules in its discretion. The UPC Plan also contains anti-dilution protection and provides that, in the case of a change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control. Upon completion of UPC's reorganization (see Note 2), all options granted under the UPC Plan will be cancelled.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123. This information is required to be determined as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2002, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.16%	4.15%	4.60%
Expected lives	5 years	5 years	5 years
Expected volatility	118.33%	112.19%	74.14%
Expected dividend yield	0%	0%	0%

Based on the above assumptions, the total fair value of options granted was approximately $0.1 million and $140.5 million and $129.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

A summary of stock option activity for the UPC Plan is as follows:

	Year Ended December 31,
	2002		2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
		(euros)		(euros)		(euros)
Outstanding at beginning of period	24,876,770	€11.49	11,232,330	€12.62	10,955,679	€6.94
Granted during the period	3,200	€1.00	17,849,542	€10.61	2,629,762	€27.97
Cancelled during the period	(3,719,724)	€12.25	(2,138,712)	€15.87	(127,486)	€21.39
Exercised during the period	(38,025)	€1.82	(2,066,390)	€1.82	(2,225,625)	€2.19

Outstanding at end of period	21,122,221	€11.33	24,876,770	€11.49	11,232,330	€12.62

Exercisable at end of period (1)	13,442,561	€11.11	10,502,678	€10.64	5,803,659	€7.62

(1)
Includes certificate rights as well as options.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31,
	2002			2001			2000
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
		(euros)			(euros)			(euros)
Less than market price	–	€–	€–	756,240	€11.64	€4.54	2,124,486	€60.37	€24.23
Equal to market price	–	€–	€–	16,278,774	€9.03	€11.13	359,910	€24.25	€38.02
Greater than market price.	3,200	€0.30	€1.00	814,528	€2.06	€5.92	145,366	€25.89	€57.75

Total	3,200	€0.30	€1.00	17,849,542	€8.82	€10.61	2,629,762	€53.52	€27.97

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range (euros)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
			(euros)		(euros)
€ 1.00 – € 1.82	2,115,289	1.06	€1.73	1,972,410	€1.78
€ 2.05 – € 5.20	4,025,677	3.07	€4.77	2,257,361	€4.56
€ 5.39 – €12.99	11,989,810	2.85	€12.59	6,862,460	€12.39
€13.14 – €75.00	2,991,445	1.90	€21.91	2,350,330	€21.47

Total	21,122,221	2.58	€11.33	13,442,561	€11.11

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Thereafter, the UPC Plan has been accounted for as a fixed plan. Compensation expense of $31.9 million, $30.6 million and $31.0 million was recognized in the statement of operations for the years ended December 31, 2002, 2001 and 2000, respectively.

UPC Phantom Stock Option Plan.  In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of UPC's common stock. The UPC Phantom Plan gives the employee the right to receive payment equal to the difference between the fair value of a share of UPC common stock and the option base price for the portion of the rights vested. The rights are granted at fair value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A common stock or (iii) freely tradable shares of UPC's common stock. If UPC chooses to make a cash payment, employees have the option to receive an equivalent number of freely tradable shares of UPC stock instead. The UPC Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. Upon completion of UPC's reorganization (see Note 2), all options granted under the UPC Phantom Plan will be cancelled.

A summary of stock option activity for the UPC Phantom Plan is as follows:

	Year Ended December 31,
	2002		2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
		(euros)		(euros)		(euros)
Outstanding at beginning of period	3,391,012	€5.05	3,878,316	€4.75	4,144,563	€2.98
Granted during the period	–	€–	–	€–	391,641	€17.49
Cancelled during the period	(438,359)	€5.12	(119,866)	€5.05	(529,666)	€2.51
Exercised during the period	–	€–	(367,438)	€1.86	(128,222)	€3.02

Outstanding at end of period	2,952,653	€5.05	3,391,012	€5.05	3,878,316	€4.75

Exercisable at end of period	2,869,372	€4.65	2,884,649	€4.17	2,599,494	€3.44

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	Year Ended December 31,
	2002			2001			2000
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
		(euros)			(euros)			(euros)
Less than market price	–	€–	€–	–	€–	€–	391,641	€17.49	€17.49
Equal to market price	–	€–	€–	–	€–	€–	–	€–	€–

Total	–	€–	€–	–	€–	€–	391,641	€17.49	€17.49

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range (euros)	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
			(euros)		(euros)
€ 1.82	1,490,621	5.21	€1.82	1,490,621	€1.82
€ 2.05	719,532	5.71	€2.05	719,532	€2.05
€ 9.67	405,000	6.11	€9.67	392,813	€9.67
€19.08 – €28.67	337,500	7.22	€20.15	266,406	€20.12

Total	2,952,653	5.69	€5.05	2,869,372	€4.65

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense (credit) of nil, $(22.8) million and $(75.9) million was recognized in the statement of operations for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Subsidiary Option Plans

In addition to the Company's and UPC's stock option plans, certain of the Company's other subsidiaries, such as chello broadband, Priority Telecom, ULA, VTR and Austar United, have established their own stock option plans. Each of these plans contains its own unique provisions regarding granting, vesting and exercising of options, as determined by the Board of Directors of each subsidiary.

Aggregate Fair Value

The aggregate fair value of options granted for the years ended December 31, 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes single-option pricing model. The total aggregate fair value of options granted by United and its consolidated subsidiaries was $47.7 million, $147.1 million and $150.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are amortized using the straight-line method over the vesting period of the options.

15. Segment Information

The Company manages its business by country, region and business line. Within UPC, there are three primary business segments, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. UPC Media consists of chello broadband's Internet-content business and UPC's content and programming business. Priority Telecom provides telephone and data network solutions to the business market. UPC's Corporate, IT and Other segment relates primarily to centralized activities, which support multiple platforms and services. Within VTR, the primary business segment is Triple Play Distribution. VTR Triple Play Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. Austar United provides satellite-delivered pay television services to regional and rural Australia and also provides content, mobile telephony and Internet services. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. Adjusted EBITDA represents net operating earnings (losses) before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Adjusted EBITDA is the primary measure used by the Company's chief operating decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief operating decision makers, that Adjusted EBITDA provides investors a means to evaluate the financial results of the Company compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Adjusted EBITDA should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flow. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of the Company's subsidiaries' stock option and phantom stock option plans, and cash and non-cash impairment and restructuring charges.

Revenue

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$459,821	$365,988	$281,312
Austria	198,489	163,073	126,911
Belgium	24,650	22,319	20,036
Czech Republic	33,477	30,450	24,920
Norway	76,589	59,706	50,998
Hungary	108,264	83,334	63,963
France	92,296	83,812	65,761
Poland	75,912	76,945	68,578
Sweden	52,621	40,493	36,674
Other	33,236	28,440	21,903

Total Triple Play Distribution Revenue	1,155,355	954,560	761,056
Germany(1)	27,061	45,848	11,043
DTH(2)	28,683	75,609	53,648
Content(3)	–	73,515	56,594
Other (CLEC Network, General)	35,036	45,092	3,477
Intercompany Eliminations	–	(70,626)	(54,969)

Total Distribution	1,246,135	1,123,998	830,849
Priority Telecom	112,303	206,149	80,829
UPC Media	69,417	75,676	38,133
Corporate, IT and Other	477	3,782	3,360
Intercompany Eliminations	(108,591)	(176,417)	(34,537)

Total Europe	1,319,741	1,233,188	918,634

Latin America:
Triple Play Distribution:
Chile	183,049	162,814	143,037
Brazil	3,402	3,908	4,797
Other	3,609	2,080	1,946

Total Triple Play Distribution Revenue	190,060	168,802	149,780
DTH	3,377	3,776	5,130
Other	43	56	75

Total Latin America	193,480	172,634	154,985

Asia/Pacific:(4)
Triple Play Distribution:
Australia	–	145,423	168,015
New Zealand	–	–	4,888

Total Triple Play Distribution Revenue	–	145,423	172,903
Content	–	9,973	2,000
Other	–	235	2,410

Total Asia/Pacific	–	155,631	177,313

Corporate and other	1,800	441	102

Total	$1,515,021	$1,561,894	$1,251,034

(1)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany, Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.
(2)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group effective December 7, 2001.
(3)
Content represents UPC's programming business in Poland, Wizja Sport, which was abandoned in December 2001.
(4)
As a result of the sale of 49.99% of the Company's interest in UAP, United deconsolidated the results of operations of Austar United effective November 15, 2001.

Adjusted EBITDA

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$126,771	$58,942	$15,594
Austria	72,085	43,760	33,007
Belgium	9,666	4,625	(809)
Czech Republic	13,764	10,712	4,073
Norway	20,114	7,845	7,312
Hungary	47,135	29,996	23,297
France	(7,722)	(22,540)	(18,165)
Poland	17,493	(234)	(342)
Sweden	19,382	8,432	(2,318)
Other	11,504	8,840	5,542

Total Triple Play Distribution	330,192	150,378	67,191
Germany(1)	12,562	22,197	4,854
DTH(2)	(3,727)	(8,064)	(17,918)
Content(3)	–	(34,840)	(48,508)
Other (CLEC Network, General)	33,686	7,612	(8,947)

Total Distribution	372,713	137,283	(3,328)
Priority Telecom	(3,809)	(79,758)	(37,817)
UPC Media	(4,851)	(100,599)	(175,235)
Corporate, IT and Other	(89,787)	(98,393)	(111,259)

Total Europe	274,266	(141,467)	(327,639)

Latin America:
Triple Play Distribution:
Chile	45,700	28,710	22,789
Brazil	(939)	(1,280)	(854)
Other	(1,406)	(2,682)	(1,023)

Total Triple Play Distribution	43,355	24,748	20,912
DTH	(1,341)	550	592
Other	(3,530)	(4,854)	(16,784)

Total Latin America	38,484	20,444	4,720

Asia/Pacific:(4)
Triple Play Distribution:
Australia	–	(32,338)	(37,070)
New Zealand	–	–	(362)
Other	–	(2,660)	–

Total Triple Play Distribution	–	(34,998)	(37,432)
Content	–	(6,849)	(1,179)
Other	(282)	1,828	(4,713)

Total Asia/Pacific	(282)	(40,019)	(43,324)

Corporate and other	(16,094)	(30,201)	(2,221)

Total	$296,374	$(191,243)	$(368,464)

(1)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany, Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.
(2)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group effective December 7, 2001.
(3)
Content represents UPC's programming business in Poland, Wizja Sport, which was abandoned in December 2001.
(4)
As a result of the sale of 49.99% of the Company's interest in UAP, United deconsolidated the results of operations of Austar United effective November 15, 2001.

Consolidated Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Consolidated Adjusted EBITDA	$296,374	$(191,243)	$(368,464)
Stock-based compensation(1)	(28,228)	(8,818)	43,183
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)
Impairment and restructuring charges(2)	(437,427)	(1,525,069)	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)
Other income (loss)	(53,487)	(1,796,641)	(887,618)

Income (loss) before income taxes and other items	$(952,769)	$(4,668,947)	$(2,028,421)

(1)
Stock-based compensation for the years ended December 31, 2002, 2001 and 2000 includes charges associated with fixed, or non-cash, stock option plans totaling $31.9 million, $28.5 million and $39.7 million, respectively, and includes (credits) charges associated with phantom, or cash-based, stock option plans totaling $(3.7) million, $(19.7) million and $(82.9) million, respectively.
(2)
Impairment and restructuring charges includes $1.3 million and $204.1 million in cash charges for the years ended December 31, 2002 and 2001, respectively.

Triple Play Distribution Revenue

	Year Ended December 31, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$250,075	$84,264	$125,482	$459,821
Austria	84,495	49,712	64,282	198,489
Belgium	15,077	–	9,573	24,650
Czech Republic	28,524	706	4,247	33,477
Norway	52,939	10,265	13,385	76,589
Hungary	73,897	25,318	9,049	108,264
France	59,575	24,576	8,145	92,296
Poland	71,827	–	4,085	75,912
Sweden	35,923	–	16,698	52,621
Other	33,206	–	30	33,236

Total Europe	705,538	194,841	254,976	1,155,355

Latin America:
Chile	107,343	63,911	11,795	183,049
Brazil	3,366	–	36	3,402
Corporate and other	2,556	–	1,053	3,609

Total Latin America	113,265	63,911	12,884	190,060

Total	$818,803	$258,752	$267,860	$1,345,415

	Year Ended December 31, 2001
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$227,212	$63,381	$75,395	$365,988
Austria	76,658	41,241	45,174	163,073
Belgium	13,770	–	8,549	22,319
Czech Republic	28,362	750	1,338	30,450
Norway	44,673	6,845	8,188	59,706
Hungary	56,407	23,802	3,125	83,334
France	56,040	20,995	6,777	83,812
Poland	75,301	–	1,644	76,945
Sweden	30,592	–	9,901	40,493
Other	28,440	–	–	28,440

Total Europe	637,455	157,014	160,091	954,560

Latin America:
Chile	104,108	52,916	5,790	162,814
Brazil	3,908	–	–	3,908
Corporate and other	1,958	–	122	2,080

Total Latin America	109,974	52,916	5,912	168,802

Asia/Pacific:
Australia	133,177	2,991	9,255	145,423

Total Asia/Pacific	133,177	2,991	9,255	145,423

Total	$880,606	$212,921	$175,258	$1,268,785

	Year Ended December 31, 2000
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$199,592	$46,367	$35,353	$281,312
Austria	76,264	25,209	25,438	126,911
Belgium	14,456	1,319	4,261	20,036
Czech Republic	23,784	886	250	24,920
Norway	45,020	3,126	2,852	50,998
Hungary	43,551	19,991	421	63,963
France	53,822	9,365	2,574	65,761
Poland	68,574	–	4	68,578
Sweden	30,803	–	5,871	36,674
Other	21,903	–	–	21,903

Total Europe	577,769	106,263	77,024	761,056

Latin America:
Chile	108,270	33,497	1,270	143,037
Brazil	4,797	–	–	4,797
Corporate and other	1,945	–	1	1,946

Total Latin America	115,012	33,497	1,271	149,780

Asia Pacific:
Australia	163,094	732	4,189	168,015
New Zealand	844	3,166	878	4,888

Total Asia/Pacific	163,938	3,898	5,067	172,903

Total	$856,719	$143,658	$83,362	$1,083,739

Revenue by Geographical Area

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Europe:
The Netherlands	$537,434	$438,421	$342,277
Austria	206,574	170,250	133,190
Belgium	24,651	22,545	20,035
Czech Republic	46,426	40,976	28,791
Norway	93,363	69,882	56,650
Hungary	124,209	93,206	65,292
France	92,622	87,215	65,765
Poland	78,865	135,974	121,285
Sweden	53,553	41,699	36,674
Germany	27,062	50,890	11,043
Other	34,982	82,130	37,632

Total Europe	1,319,741	1,233,188	918,634

Latin America:
Chile	186,426	166,590	148,167
Brazil	3,402	3,908	4,797
Other	3,652	2,136	2,021

Total Latin America	193,480	172,634	154,985

Asia/Pacific:
Australia	–	155,631	172,425
New Zealand	–	–	4,888

Total Asia/Pacific	–	155,631	177,313

Corporate and other	1,800	441	102

Total	$1,515,021	$1,561,894	$1,251,034

Long-Lived Assets by Geographical Area

	December 31,
	2002	2001
	(In thousands)
Europe:
The Netherlands	$1,537,957	$1,556,384
Austria	304,433	292,111
Belgium	22,398	21,740
Czech Republic	120,863	126,062
Norway	263,402	235,611
Hungary	251,127	223,255
France	573,179	563,220
Poland	124,094	147,952
Sweden	87,339	76,819
Germany	–	72,317
Other	41,937	39,905

Total Europe	3,326,729	3,355,376

Latin America:
Chile	293,941	311,217
Brazil	6,606	9,181
Other	2,842	4,024

Total Latin America	303,389	324,422

Corporate and other	10,093	12,687

Total	$3,640,211	$3,692,485

	Investments in Affiliates		Long-Lived Assets		Total Assets
	December 31,		December 31,		December 31,
	2002	2001	2002	2001	2002	2001
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$112,722	$140,900	$1,347,160	$1,360,837	$2,438,631	$3,343,625
Austria	–	–	282,628	265,578	450,526	410,534
Belgium	–	–	22,395	21,694	44,444	43,158
Czech Republic	–	–	120,863	126,062	127,691	221,149
Norway	–	–	226,981	209,770	249,761	302,006
Hungary	–	97	251,120	223,172	343,287	351,825
France	–	–	573,167	563,204	608,650	765,964
Poland	3,277	29,254	124,088	147,546	245,122	689,208
Sweden	–	–	87,339	71,730	237,619	372,368
Other	–	–	39,377	38,570	73,119	94,935

Total Triple Play Distribution	115,999	170,251	3,075,118	3,028,163	4,818,850	6,594,772
Germany	–	37	–	72,286	–	144,517

Total Distribution	115,999	170,288	3,075,118	3,100,449	4,818,850	6,739,289
Priority Telecom	–	–	202,986	189,554	261,301	687,651
UPC Media	4,037	2,781	48,625	65,373	72,554	120,030

Total Europe	120,036	173,069	3,326,729	3,355,376	5,152,705	7,546,970

Latin America:
Triple Play Distribution:
Chile	–	–	293,893	311,054	505,092	539,982
Brazil	3,090	4,426	6,606	9,181	10,501	20,055
Other	–	–	2,832	3,963	5,644	7,087

Total Triple Play Distribution	3,090	4,426	303,331	324,198	521,237	567,124
DTH	–	–	48	163	4,284	4,955
Other	30,727	38,394	10	61	39,236	85,230

Total Latin America	33,817	42,820	303,389	324,422	564,757	657,309

Asia/Pacific:
Australia	–	–	–	–	–	221,796
Other	–	15,736	–	–	163	27,703

Total Asia/Pacific	–	15,736	–	–	163	249,499

Corporate and other	–	–	10,093	12,687	213,969	584,862

Total	$153,853	$231,625	$3,640,211	$3,692,485	$5,931,594	$9,038,640

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31,			Year Ended December 31,
	2002	2001	2000	2002	2001	2000
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$(230,967)	$(326,359)	$(263,941)	$(105,684)	$(256,446)	$(593,297)
Austria	(71,924)	(68,513)	(57,221)	(38,388)	(92,679)	(133,371)
Belgium	(5,952)	(7,531)	(9,341)	(2,884)	(8,367)	(9,830)
Czech Republic	(16,317)	(24,577)	(16,618)	(4,706)	(26,287)	(29,282)
Norway	(37,288)	(35,918)	(31,466)	(7,050)	(60,563)	(99,861)
Hungary	(34,889)	(35,202)	(23,103)	(16,659)	(31,599)	(117,866)
France	(85,940)	(78,732)	(59,512)	(19,688)	(114,596)	(226,388)
Poland	(28,517)	(126,855)	(107,682)	(4,464)	(35,628)	(126,881)
Sweden	(13,519)	(37,098)	(34,271)	(8,974)	(28,767)	(16,386)
Other	(71,400)	(15,120)	(11,019)	(3,696)	(13,610)	(11,932)

Total Triple Play Distribution	(596,713)	(755,905)	(614,174)	(212,193)	(668,542)	(1,365,094)
Germany	(9,240)	(107,799)	(4,149)	(3,357)	(12,788)	(6,720)

Total Distribution	(605,953)	(863,704)	(618,323)	(215,550)	(681,330)	(1,371,814)
Priority Telecom	(45,239)	(80,887)	(15,798)	(30,658)	(69,710)	(149,361)
UPC Media	(20,565)	(37,304)	(23,349)	(6,241)	(50,051)	(111,323)

Total Europe	(671,757)	(981,895)	(657,470)	(252,449)	(801,091)	(1,632,498)

Latin America:
Triple Play Distribution:
Chile	(54,369)	(53,777)	(47,057)	(79,894)	(135,735)	(96,706)
Brazil	(1,208)	(2,101)	(2,236)	(1,864)	(6,607)	(1,384)
Other	(667)	(5,705)	(1,321)	(815)	(3,807)	(1,781)

Total Triple Play Distribution	(56,244)	(61,583)	(50,614)	(82,573)	(146,149)	(99,871)
DTH	(89)	(250)	(295)	(112)	(86)	(102)
Other	(496)	(18)	–	–	(4)	(142)

Total Latin America	(56,829)	(61,851)	(50,909)	(82,685)	(146,239)	(100,115)

Asia/Pacific:
Australia	–	(100,489)	(101,619)	–	(48,291)	(113,786)
New Zealand	–	–	(2,832)	–	–	–
Other	–	(1,282)	(1,178)	–	–	(55)

Total Asia/Pacific	–	(101,771)	(105,629)	–	(48,291)	(113,841)

Corporate and other	(1,415)	(1,659)	(1,514)	(58)	(790)	(148)

Total	$(730,001)	$(1,147,176)	$(815,522)	$(335,192)	$(996,411)	$(1,846,602)

16. Impairment and Restructuring Charges

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Impairment Charges	Total Impairment and Restructuring
	(In thousands)
UPC Distribution	$35,081	$12,523	$31,281	$37,820	$682,633	$799,338
Priority Telecom	7,829	3,548	11,505	–	418,413	441,295
UPC Media	2,164	–	50,767	9,515	–	62,446
Swiss wireless license	–	–	–	–	91,260	91,260
Microsoft contract acquisition rights	–	–	–	–	59,831	59,831
UPC Corporate	1,861	233	–	–	46,590	48,684
Other	–	–	–	–	22,215	22,215

Total	46,935	16,304	93,553	47,335	1,320,942	1,525,069
Cash paid	(13,497)	(6,386)	(14,814)	(3,294)	–	(37,991)
Non-cash release of restructuring liability and reclassifications	–	–	12,122	(29,592)	(1,320,942)	(1,338,412)
Cumulative translation adjustments	127	38	346	55	–	566

Impairment and restructuring liability as of December 31, 2001	33,565	9,956	91,207	14,504	–	149,232

UPC Distribution	4,282	7,884	654	1,083	75,305	89,208
Priority Telecom	3,821	–	(14,917)	2,467	359,237	350,608
UPC Media	3,665	–	(17,772)	5,041	5,515	(3,551)
UPC Corporate	1,907	–	–	3,159	(3,904)	1,162

Total	13,675	7,884	(32,035)	11,750	436,153	437,427

Cash paid	(30,135)	(7,355)	(18,056)	(6,352)	–	(61,898)

Non-cash release of restructuring liability and reclassifications	(809)	2,733	(14,175)	(18,097)	(436,153)	(466,501)

Cumulative translation adjustments	3,133	978	9,920	2,590	–	16,621

Impairment and restructuring liability as of December 31, 2002	$19,429	$14,196	$36,861	$4,395	$–	$74,881

Short-term portion	11,224	9,193	2,550	4,312	–	27,279
Long-term portion(1)	8,205	5,003	34,311	83	–	47,602

Total	$19,429	$14,196	$36,861	$4,395	$–	$74,881

(1)
The long-term portion of impairment and restructuring liability relates to costs that as a result of the terms of the original agreements will not be paid within one year.

UPC implemented a restructuring plan during the second half of 2001 to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and a reorganization of UPC's operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

2001

Due to the lack of financial resources to fully develop the triple play in Germany, and due to the inability of UPC to find a partner to help implement this strategy, the long range plans of UPC Germany were revised in 2001 to provide for a "care and maintenance" program, meaning that the business plan would be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, UPC determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair value of UPC's investment in UPC Germany using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally indefeasible rights of use ("IRUs") and related goodwill within its CLEC subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. UPC revised its strategic plans for using these assets because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.

In 2000 UPC acquired a license to operate a wireless telecommunications system in Switzerland. Since its acquisition, UPC has been evaluating various alternatives to develop this license. During the fourth quarter of 2001, in connection with UPC's overall strategic review, it was determined that UPC was not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.

As a result of issuing warrants to Microsoft Corporation during 1999 and 2000, UPC recorded €150.2 million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

In December 2001, Austar United reviewed all of its activities and restructured its business to focus on the core pay television business and augment it with interactive television services. This restructuring included outsourcing a number of existing functions, ceasing operation of its own Internet network, streamlining sales and customer service processes and reducing general corporate overhead. In conjunction with this restructuring, Austar United analyzed the carrying value of its tangible and intangible assets, in accordance with SFAS 121, and determined there was an impairment in the value of certain of its assets, primarily the spectrum licenses and goodwill related to its Internet business. These assets were written down to fair value as of December 31, 2001. The impairment and restructuring charges for Austar United totaled $146.2 million, and due to the deconsolidation of Austar United effective November 15, 2001, this amount was included in share in results of affiliates. In addition, the Company recorded an impairment of the carrying value of goodwill on its books of $22.2 million related to its investment in Austar United.

2002

Based on the Company's annual impairment test as of December 31, 2002 in accordance with SFAS 142, an impairment charge of $344.8 million and $18.0 million was recorded on goodwill related to Priority Telecom and UPC Romania, respectively, for the year ended December 31, 2002. In addition, the Company wrote off obsolete inventory and other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic and Czech Republic totaling $74.6 million for the year ended December 31, 2002.

It is possible that the Company may incur additional impairment and restructuring charges in 2003. Such charges could arise as a result of its contemplated debt restructuring, a rationalization of its investments or the application of accounting standards used to value and adjust to the carrying value of long-lived assets, goodwill and other intangibles. Because of uncertainties concerning UPC's proposed debt restructuring, UPC is not able to estimate whether it will incur charges in 2003 and thereafter, or, if such charges are necessary, the likely amount of the charges.

The following table summarizes the number of employees scheduled for termination in connection with UPC's restructuring (by division and by function):

	Number of Employees Scheduled for Termination as of December 31,
	2002	2001
Division:
UPC Distribution	45	873
Priority Telecom	–	23
UPC Media	–	86
Corporate	–	4

Total	45	986

Function:
Programming	–	1
Network operations	5	498
Customer operations	–	112
Customer care	25	92
Billing and collection	–	4
Customer acquisition and marketing	4	164
Administration	11	115

Total	45	986

17. Extraordinary Gain on Extinguishment of Debt

As part of United's recapitalization in January 2002, United purchased at fair value certain debt securities of its subsidiaries, including the United UPC Bonds, UPC Exchangeable Loan and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. For consolidated financial reporting purposes United recognized an extraordinary gain of $1.647 billion (net of deferred income tax) from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over its cost (see Note 4).

In January 2002, UPC recognized a gain of $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

In June 2002, UPC recognized a gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of certain interest rate/cross currency derivative contracts between the banks and UPC (see Note 9).

18. Income Taxes

Because United does business in foreign countries and has a controlling interest in most of its subsidiaries, such subsidiaries are considered to be "controlled foreign corporations" ("CFC") under U.S. tax law. In general, a U.S. corporation that is a shareholder in a CFC may be required to include in its income the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC. In addition, certain income earned by most of United's foreign subsidiaries during a taxable year when the subsidiaries have positive earnings and profits will be included in United's income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to United. The income, often referred to as "Subpart F income," generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income. Since United and a majority of its subsidiaries are investors in, or are involved in, foreign businesses, United could have significant amounts of Subpart F income. Although United intends to take reasonable tax planning measures to limit its tax exposure, there can be no assurance United will be able to do so.

In general, a United States corporation may claim a foreign tax credit against its United States federal income tax expense for foreign income taxes paid or accrued. A United States corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the United States corporation as a dividend. Because United must calculate its foreign tax credit separately for dividends received from certain of its foreign subsidiaries from those of other foreign subsidiaries and because of certain other limitations, United's ability to claim a foreign tax credit may be limited. Some of United's operating companies are located in countries with which the United States does not have income tax treaties. Because United lacks treaty protection in these countries, United may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on its income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective United States federal tax rate on United's earnings. Since substantially all of United's revenue is generated abroad, including in jurisdictions that do not have tax treaties with the United States, these risks are proportionately greater for United than for companies that generate most of their revenue in the United States or in jurisdictions that have these treaties.

The Company through its subsidiaries maintains a presence in over 20 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to extraordinary gains, impairments of goodwill and other long-lived assets, and international rate differences. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes.

The significant components of the Company's consolidated deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Tax net operating loss carryforward of consolidated foreign subsidiaries	$1,431,785	$1,485,054
Company's U.S. tax net operating loss carryforward	–	157,409
Accrued interest expense	91,036	69,901
Investment valuation allowance and other	22,442	5,439
Property, plant and equipment, net	40,063	15,808
Other	23,129	32,427
Capital loss carryforward from disposition of interest in subsidiary	–	41,679
Derivative assets	–	27,454
Stock-based compensation	–	5,653

Total deferred tax assets	1,608,455	1,840,824
Valuation allowance	(1,607,089)	(1,828,354)

Deferred tax assets, net of valuation allowance	1,366	12,470

Deferred tax liabilities:
Cancellation of debt and other	(110,583)	–
Intangible assets	(12,056)	(80,300)
Other	(62,219)	–

Total deferred tax liabilities	(184,858)	(80,300)

Deferred tax liabilities, net	$(183,492)	$(67,830)

The foreign tax loss carryforwards originate primarily from The Netherlands, France, Poland and Chile. The benefit of the tax loss carryforwards of France and Poland, aggregating to $264.1 million, will expire beginning in 2003 through 2007. The benefit of the tax loss carryforwards of The Netherlands and Chile, $956.8 million and $39.9 million, respectively, have no expiration date.

As a result of UPC's restructuring, UPC will realize a one-time gain. To the extent this gain resides at the level of UPC or one of its Dutch subsidiaries, this creates Dutch taxable income. However, to the extent UPC has net operating losses, these net operating losses can be used to shelter this income. UPC has discussed the restructuring with the Dutch tax authorities and has come to an agreement on the treatment for Dutch corporate income tax purposes. Agreement has been reached on how the gain at the UPC level should be calculated and how UPC's net operating losses can be used to shelter this gain. In view of the above, the restructuring of UPC will not lead to a cash outflow for corporate income tax. In addition, the restructuring will lead to a capital tax cost of 0.55% on the fair market value of the contributions made to UPC to the extent that UPC cannot rely on an exemption.

The difference between income tax (benefit) expense provided in the accompanying consolidated financial statements and the expected income tax (benefit) expense at statutory rates is reconciled as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Expected income tax benefit at the U.S. statutory rate of 35%	$(333,469)	$(1,633,918)	$(709,947)
Tax effect of permanent and other differences:
Change in valuation allowance	173,604	814,612	505,180
Goodwill impairment	114,039	559,028	–
Non-deductible interest accretion	110,974	81,149	61,060
Financial instruments	95,178	–	–
International rate differences	62,845	187,027	128,929
Non-deductible expenses	12,024	14,740	26,079
Amortization of goodwill	–	84,020	90,394
Gain on issuance of common equity securities by subsidiaries	–	(1,974)	(48,538)
Other	(11,415)	(5,295)	4,799
State tax, net of federal benefit	(28,583)	(140,050)	(60,853)
Non-deductible foreign currency exchange results	(104,598)	–	–

Total income tax expense (benefit)	$90,599	$(40,661)	$(2,897)

The net decrease in the valuation allowance for the year ended December 31, 2002 was $221.3 million. The 2002 valuation allowance reflects a decrease to account for the elimination of certain U.S. net operating loss and capital loss carryforwards from 2001 in the amount of $199.1 million. The decrease was mainly attributable to the merger transaction discussed in Note 4.

19. Basic and Diluted Net Income (Loss) Attributable to Common Stockholders

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Basic:
Net income (loss)	$(504,379)	$(4,494,709)	$(1,220,890)
Accrual of dividends on Series B convertible preferred stock	(156)	(1,873)	(1,717)
Accrual of dividends on Series C convertible preferred stock	(2,397)	(29,750)	(29,750)
Accrual of dividends on Series D convertible preferred stock	(1,621)	(20,125)	(20,125)

Basic net income (loss) attributable to common stockholders	$(508,553)	$(4,546,457)	$(1,272,482)
Diluted:
Accrual of dividends on Series B convertible preferred stock	– (1)	– (1)	–
Accrual of dividends on Series C convertible preferred stock	– (1)	– (1)	–
Accrual of dividends on Series D convertible preferred stock	– (1)	– (1)	–

Diluted net income (loss) attributable to common stockholders	$(508,553)	$(4,546,457)	$(1,272,482)

(1)  Conversion of preferred stock is not assumed for the calculation of diluted net income (loss) attributable to common stockholders because the effect is anti-dilutive.

20. Related Party Transactions

Notes Receivable, Related Parties

	December 31,
	2002	2001
	(In thousands)
Liberty	$–	$302,708
Megapo	8,223	7,952
Other	100	244

Total	$8,323	$310,904

In 2001 UGC Holdings executed certain promissory notes with Liberty, which were assumed by United on January 30, 2002 in connection with the merger transaction.

Loans to Officers and Directors

In 2000 and 2001, UGC Holdings made loans through a subsidiary to Michael T. Fries, Mark L. Schneider and John F. Riordan, each of whom at the time was a director or an executive officer of UGC Holdings. The loans, totaling approximately $18.3 million, accrue interest at the 90-day LIBOR plus 2.5% or 3.5%, as determined in accordance with the terms of each note. The purpose of the loans was to enable these individuals to repay margin debt secured by common stock of UGC Holdings or its subsidiaries without having to liquidate their stock ownership positions in UGC Holdings or its subsidiaries. Each loan was secured by certain outstanding stock options and phantom stock options issued by United and its subsidiaries to the borrower, and certain of the loans were also secured by common stock of United and UPC held by the borrower. Initially the loans were recourse to the borrower, however, in April 2001, the Board of Directors revised the loans to be non-recourse to the borrower, except to the extent of any pledged collateral. Accordingly, such amounts have been reflected as a reduction of stockholders' equity. The value of the collateral exceeded the amount of the loans when they were made, but as of the date hereof, the pledged collateral for each of these loans is worth less than the balance of such loans. The written documentation for these loans provided that they were payable on demand, or, if not paid sooner, on November 22, 2002. On January 22, 2003, the Company notified Michael T. Fries and Mark L. Schneider of foreclosure on all of the collateral securing the loans, which loans had an outstanding balance on such date, including interest of approximately $8.8 million. The Company's Board of Directors authorized to pay Michael T. Fries and Mark L. Schneider a bonus in the aggregate amount of approximately $1.7 million to pay the taxes resulting from the foreclosure and the bonus. The loans made to John F. Riordan have been extended until July 22, 2003 pending further review of certain taxes and other issues.

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

21. Subsequent Events

On April 9, 2003, United purchased UPC's interest in SBS for €100.0 million. This transaction satisfied United's €100.0 million commitment under the Reorganization Plan. In addition, pursuant to the loan deferral agreement with Liberty, the notes payable to Liberty totaling $102.7 million are now due on or about January 30, 2004.

Effective April 9, 2003, the UPC Distribution Bank Facility lenders have extended until September 30, 2003, the waivers of the defaults arising as a result of UPC's decision not to make interest payments under its outstanding senior notes (as described in Note 2) (the "Amended Waiver Letter"). The Amended Waiver Letter amends the Relevant Period (as defined in the Modified Waiver Letter) to include that in the event of an appeal of the decision of the Dutch Bankruptcy Court on March 13, 2003 ratifying the Akkoord, the Relevant Period is the date falling 11 business days after a judgment by either a Dutch Court, a Dutch Court of Appeal or the Dutch Supreme Court (together, the "Dutch Courts") in relation to such appeal is rendered and has become final and conclusive. In addition, the definition of Termination Event (as defined in the Modified Waiver Letter) is amended to include if at any time prior to the end of the Relevant Period any of the Dutch Courts renders a judgment that has become final and conclusive that annuls or otherwise reverses or overturns the ratification of the Dutch Bankruptcy Court of March 13, 2003 or that otherwise has the effect that the Akkoord is no longer effective or cannot be implemented. Except as noted above, the material terms of the Amended Waiver Letter are unchanged from those in the Modified Waiver Letter. As a condition to obtaining the Amended Waiver Letter, UPC completed the contribution of €125.0 million in cash to UPC Distribution on April 9, 2003, as contemplated in the Modified Waiver Letter.