Form 10-Q
period 2003-03-31
UNITEDGLOBALCOM INC
filed 2003-05-15
CIK 1134061

Use these links to rapidly review the document
PART I – FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant's outstanding common stock as of May 15, 2003 consisted of:

Class A common stock – 104,985,814 shares
Class B common stock –    8,198,016 shares
Class C common stock – 303,123,542 shares

PART I – FINANCIAL INFORMATION

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

Assets	March 31, 2003	December 31, 2002
Current assets
Cash and cash equivalents	$327,373	$410,185
Restricted cash	179,392	48,219
Short-term liquid investments	2,281	45,854
Subscriber receivables, net of allowance for doubtful accounts of $65,218 and $71,485, respectively	139,664	136,796
Notes receivable, related parties	8,640	8,323
Other receivables, including related party receivables of $9,060 and $7,079, respectively	58,273	57,838
Deferred financing costs, net of accumulated amortization of $29,498 and $24,928, respectively	61,410	62,996
Other current assets, net	106,156	95,340

Total current assets	883,189	865,551
Long-term assets
Property, plant and equipment, net	3,586,774	3,640,211
Goodwill, net	1,215,844	1,184,132
Other intangible assets, net	80,047	79,977
Investments in affiliates, accounted for under the equity method, net	149,266	153,853
Other assets, net	12,170	7,870

Total assets	$5,927,290	$5,931,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)
(Unaudited)

Liabilities and Stockholders' Equity (Deficit)	March 31, 2003	December 31, 2002
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of $1,659 and $1,704, respectively	$185,779	$192,414
Accrued liabilities	316,227	328,927
Subscriber prepayments and deposits	185,007	127,553
Short-term debt	202,751	205,145
Notes payable, related party	102,728	102,728
Current portion of other long-term debt	3,423,324	3,366,235
Derivative liabilities	1,674	12,290
Other current liabilities	7,368	4,158

Total current liabilities not subject to compromise	4,424,858	4,339,450

Subject to compromise:
Accounts payable	40,121	38,647
Accrued liabilities	235,512	232,603
Current portion of senior notes and senior discount notes	2,828,731	2,812,988

Total current liabilities subject to compromise	3,104,364	3,084,238

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	414,993	401,423
Other long-term debt	67,486	71,248
Net negative investment in deconsolidated subsidiaries	807,253	801,958
Deferred taxes	211,740	184,858
Other long-term liabilities	88,776	88,634

Total long-term liabilities not subject to compromise	1,590,248	1,548,121

Commitments and contingencies
Minority interests in subsidiaries	836,569	1,402,146

Stockholders' equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 111,273,445 and 110,392,692 shares issued, respectively	1,113	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	3,685,675	3,683,644
Deferred compensation	(22,346)	(28,473)
Class A treasury stock, at cost	(34,162)	(34,162)
Class B treasury stock, at cost	–	–
Accumulated deficit	(6,317,860)	(6,945,687)
Accumulated other comprehensive income (loss)	(1,344,289)	(1,121,907)

Total stockholders' equity (deficit)	(4,028,749)	(4,442,361)

Total liabilities and stockholders' equity (deficit)	$5,927,290	$5,931,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$436,042	$349,040
Operating expense (exclusive of items shown seperately below)	(190,269)	(184,916)
Selling, general and administrative expense	(129,813)	(118,129)
Depreciation and amortization	(194,718)	(165,184)
Impairment and restructuring charges	–	(3,458)

Operating income (loss)	(78,758)	(122,647)
Interest income, including related party income of $239 and $2,465, respectively	5,403	9,921
Interest expense, including related party expense of $2,026 and $18,773, respectively	(94,989)	(184,134)
Foreign currency exchange gain (loss), net	150,960	(46,365)
Other income (expense), net	71,507	1,673,050

Income (loss) before income taxes and other items	54,123	1,329,825
Reorganization expenses, net	(8,196)	–
Income tax expense, net	(26,752)	(122,301)
Minority interests in subsidiaries, net	463	(23,987)
Share in results of affiliates, net	(2,699)	(70,962)

Income (loss) before cumulative effect of change in accounting principle	16,939	1,112,575
Cumulative effect of change in accounting principle	–	(1,344,722)

Net income (loss)	$16,939	$(232,147)

Net income (loss) per common share (Note 13):
Basic income (loss) before cumulative effect of change in accounting principle	$1.52	$3.50
Cumulative effect of change in accounting principle	–	(4.24)

Basic net income (loss)	$1.52	$(0.74)

Diluted income (loss) before cumulative effect of change in accounting principle	$1.52	$3.43
Cumulative effect of change in accounting principle	–	(4.15)

Diluted net income (loss)	$1.52	$(0.72)

Other comprehensive income (loss), net of tax:
Net income (loss)	$16,939	$(232,147)
Foreign currency translation adjustments	(228,973)	42,529
Change in fair value of derivative assets	6,558	7,555
Other	33	(20)

Comprehensive income (loss)	$(205,443)	$(182,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class A Treasury Stock		Class B Treasury Stock
							Additional Paid-In Capital	Deferred Compensation					Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount			Total
Balances, December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	–	$–	$(6,945,687)	$(1,121,907)	$(4,442,361)
Issuance of Class A common stock for UPC preference shares	850,504	9	–	–	–	–	1,939	–	–	–	–	–	610,888	–	612,836
Issuance of Class A common stock in connection with 401(k) plan	30,249	–	–	–	–	–	92	–	–	–	–	–	–	–	92
Amortization of deferred compensation.	–	–	–	–	–	–	–	6,127	–	–	–	–	–	–	6,127
Receipt of Class A and Class B common stock in satisfaction of executive loans	–	–	–	–	–	–	–	–	188,792	–	672,316	–	–	–	–
Net income	–	–	–	–	–	–	–	–	–	–	–	–	16,939	–	16,939
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(228,973)	(228,973)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	6,558	6,558
Unrealized gain (loss) on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	33	33

Balances, March 31, 2003	111,273,445	$1,113	8,870,332	$89	303,123,542	$3,031	$3,685,675	$(22,346)	7,593,032	$(34,162)	672,316	$–	$(6,317,860)	$(1,344,289)	$(4,028,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$16,939	$(232,147)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	194,718	165,184
Impairment and restructuring charges	–	3,458
Stock-based compensation	6,111	8,709
Accretion of interest on senior notes and amortization of deferred financing costs	17,985	74,679
Unrealized foreign exchange (gains) losses, net	(145,402)	52,519
Gain on extinquishment of debt	(74,401)	(1,843,292)
Loss on derivative securities	4,701	155,918
Reorganization expenses	8,196	–
Deferred tax provision	26,752	120,688
Minority interests in subsidiaries	(463)	23,987
Share in results of affiliates, net	2,699	70,962
Cumulative effect of change in accounting principle	–	1,344,722
Change in receivables, net	(3,646)	(6,526)
Change in other assets	(3,853)	11,074
Change in accounts payable, accrued liabilities and other	24,091	(27,047)

Net cash flows from operating activities	74,427	(77,112)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(957)	(21,712)
Proceeds from sale of short-term liquid investments	44,555	23,980
Restricted cash (deposited) released, net	(130,169)	49,480
New acquisitions, net of cash acquired	–	(252,728)
Capital expenditures	(57,598)	(114,660)
Purchase of interest rate swaps	(9,750)	–
Other	736	9,099

Net cash flows from investing activities	(153,183)	(306,541)

Cash Flows from Financing Activities
Issuance of common stock	–	200,006
Proceeds from short-term and long-term borrowings	1,481	576
Proceeds from note payable to shareholder	–	102,728
Deferred financing costs	–	(13,008)
Repayments of short-term and long-term borrowings	(10,354)	(28,426)

Net cash flows from financing activities	(8,873)	261,876

Effect of Exchange Rates on Cash	4,817	(22,540)

Decrease in Cash and Cash Equivalents	(82,812)	(144,317)
Cash and Cash Equivalents, Beginning of Period	410,185	920,140

Cash and Cash Equivalents, End of Period	$327,373	$775,823

Supplemental Cash Flow Disclosures:
Cash paid for reorganization expenses	$3,076	$–

Cash paid for interest	$71,895	$13,781

Cash received for interest	$3,814	$8,252

Non-cash Investing and Financing Activities:
Assumption of note payable for financial assets	$–	$304,598

Issuance of common stock for financial assets	$612,836	$1,206,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Condensed Consolidated Financial Statements

as of March 31, 2003
(Unaudited)

1.     Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its consolidated subsidiaries, the "Company", "United", "we", "us" and/or "our") provides video, telephone and Internet access services, which the Company refers to as "Triple Play", or "Triple Play Distribution", in numerous countries worldwide. The following chart presents a summary of the Company's ownership structure as of March 31, 2003.

2.     Risks, Uncertainties and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On a consolidated basis, the Company has a net working capital deficiency as a result of recurring losses from operations and defaults under certain bank credit facilities, senior notes and senior discount note agreements. With the successful completion of the planned restructuring of UPC and refinancing of VTR's bank credit facility (as discussed below), management believes that on a consolidated basis the Company will have sufficient sources of capital, working capital and operating cash flows to enable it to continue as a going concern. While the Company is optimistic that each of these transactions will be completed successfully, the Company cannot give assurance that these transactions will be completed on terms that are acceptable to it or its operating subsidiaries or at all. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company not be able to continue as a going concern.

United Corporate

As of March 31, 2003, including the effect of the SBS Transaction and excluding restricted cash, United had $47.8 million in cash on hand and negative working capital of $40.1 million, due primarily to notes payable to Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty") totaling $102.7 million (due in January and February 2004). To meet its cash needs over the next year, United plans to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. Uses of cash over the next year may include funding of approximately $20.0 million to meet the existing growth plans and liquidity needs of United's systems in Latin America and approximately $20.0 million for interest on the Liberty notes and general corporate purposes. Although United expects these plans to be successful, there can be no assurance they will occur on terms that are satisfactory to United or at all.

UPC

UPC has a net working capital deficiency as a result of recurring losses from operations and defaults under its senior notes, senior discount notes, the $1.225 billion 6.0% guaranteed discount notes due 2007 (the "UPC Exchangeable Loan") and the senior secured credit facility among UPC Distribution Holdings, B.V. ("UPC Distribution") as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"). UPC's ability to continue as a going concern is dependent on (i) completion of its restructuring and (ii) its ability to generate enough cash flow to enable it to recover the carrying value of its assets and satisfy its liabilities in the normal course of business.

On March 4, 2002, UPC received the first of a series of waivers from the lenders of the UPC Distribution Bank Facility and the UPC Exchangeable Loan for the potential cross events of default under such facilities that existed or may exist as a result of UPC's failure to make interest payments due within the applicable cure periods, or any resulting cross defaults. These waivers were periodically extended through September 27, 2002. On September 30, 2002, a waiver and amendment letter was executed with the UPC Distribution Bank Facility lenders that waived these events of default through March 31, 2003 (the "Modified Waiver Letter"). The Modified Waiver Letter includes amendments to the UPC Distribution Bank Facility to:

  •
  Increase and extend the maximum permitted ratios of senior debt to annualized EBITDA (as defined in the bank facility) and lower and extend the minimum required ratios of EBITDA (as defined in the bank facility) to total cash interest and EBITDA (as defined in the bank facility) to senior debt service;
  •
  Increase the interest margin on outstanding loans under the facility by 1.5%;
  •
  Include a fee of 0.25% on the total commitment amount; and
  •
  Reduce the total commitment amount under the UPC Distribution Bank Facility to €3.5 billion.

On September 30, 2002, United, UPC and members of an ad-hoc committee representing UPC's bondholders agreed on a plan to restructure and recapitalize UPC (the "Restructuring Agreement"). If completed under its current terms, the Restructuring Agreement will substantially reduce UPC's debt through the judicially supervised conversion of the UPC Exchangeable Loan and

UPC's senior notes and senior discount notes into new common stock issued by a newly formed Delaware corporation ("New UPC"). Key terms of the Restructuring Agreement are as follows:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution in certain circumstances) in exchange for approximately $1.5 billion accreted amount of UPC senior notes and senior discount notes (collectively the "United UPC Bonds") and the UPC Exchangeable Loan;
  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution in certain circumstances) in exchange for approximately $2.8 billion accreted amount of UPC senior notes and senior discount notes owned by them; and
  •
  UPC's existing ordinary and preferred shareholders, including United, will receive approximately 2.0% of New UPC's pro forma equity (subject to dilution in certain circumstances). United currently owns 53.1% of UPC's ordinary shares and 99.6% of UPC's preference shares.

In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "U.S. Chapter 11 Case") with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"), including a pre-negotiated plan of reorganization dated December 3, 2002 (the "Reorganization Plan"). In order to fully achieve the restructuring, including the distributions contemplated by the Reorganization Plan, it was necessary to effect the restructuring under the laws of The Netherlands. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, UPC filed a proposed plan of compulsory composition (the "Akkoord") with the Dutch Bankruptcy Court under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). UPC submitted a revision to the Reorganization Plan in the U.S. Bankruptcy Court and to the Akkoord in the Dutch Bankruptcy Court on December 23, 2002, and a subsequent revision on January 7, 2003. The U.S. Bankruptcy Court confirmed the Reorganization Plan on February 20, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a €1.00 claim and one vote, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. On April 15, 2003, the Dutch Court of Appeals confirmed the Dutch Bankruptcy Court's ratification of the Akkord. On April 23, 2003, ICH appealed the ratification of the Akkord to the Dutch Supreme Court. The Dutch Supreme Court has scheduled briefs to be submitted by May 23, 2003, and is expected to rule on the appeal expeditiously. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which in all other respects has been finalized. The appeal is expected to delay timing of the completion of the restructuring into the third quarter of 2003.

Unless the parties agree to an extension, any party to the Restructuring Agreement may terminate its obligations under the agreement after September 3, 2003, the date nine months after the filing of the U.S. Chapter 11 Case; however, no creditor may change or withdraw its acceptance or rejection of the Reorganization Plan absent an order of the U.S. Bankruptcy Court for cause shown.

Effective April 9, 2003, the UPC Distribution Bank Facility lenders have extended until September 30, 2003, the waiver of the defaults arising as a result of UPC's decision not to make interest payments under its outstanding senior notes (the "Amended Waiver Letter"). The Amended Waiver Letter amends the Relevant Period (as defined in the Modified Waiver Letter) to include that in the event of an appeal of the decision of the Dutch Bankruptcy Court on March 13, 2003 ratifying the Akkoord, the Relevant Period is the date falling 11 business days after a judgment by either a Dutch Court, a Dutch Court of Appeal or the Dutch Supreme Court (together, the "Dutch Courts") in relation to such appeal is rendered and has become final and conclusive. In addition, the definition of Termination Event (as defined in the Modified Waiver Letter) is amended to include if at any time prior to the end of the Relevant Period any of the Dutch Courts renders a judgment that has become final and conclusive that annuls or otherwise reverses or overturns the ratification of the Dutch Bankruptcy Court of March 13, 2003 or that otherwise has the effect that the Akkoord is no longer effective or cannot be implemented. Except as noted above, the material terms of the Amended Waiver Letter are unchanged from those in the Modified Waiver Letter.

UPC believes subscriber growth has been impacted in some countries by UPC's financial restructuring, however UPC believes the restructuring has not had a material adverse effect on its subsidiaries or UPC's relationship with suppliers and employees. Upon completion of the restructuring, UPC believes that its existing cash balances, working capital, cash flow from operations and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, if UPC wishes to expand its cable television services or broadband communications network to take full advantage of business opportunities, it will require additional capital. UPC does not know when additional financing may be available to it (if at all) or available on favorable terms.

VTR

On April 29, 2003, VTR and VTR's senior lenders entered into an extension amendment to VTR's existing $176.0 million senior secured credit facility (the "VTR Bank Facility"), extending the maturity date of the $138.0 million balance under the facility until May 29, 2003. VTR is continuing to negotiate with several financial institutions to amend and refinance the remaining amount of the VTR Bank Facility prior to May 29, 2003. As part of this refinancing, VTR and United may be required to pay down additional amounts owed under the facility and capitalize certain shareholder loans to VTR, among other conditions. If this refinancing is successful, the term of the VTR Bank Facility is expected to be extended for approximately three years. Upon completion of the refinancing of its facility, VTR expects its consolidated cash balance, together with anticipated cash flow from operations, will provide it with sufficient capital to fund its existing operations for the foreseeable future. Although management believes it will be successful in refinancing the VTR Bank Facility prior to its due date of May 29, 2003, there can be no assurance that it will occur on terms that are satisfactory to VTR or United or at all.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read together with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of United and all subsidiaries where it exercises a controlling financial interest through the ownership of a direct or indirect majority voting interest, including the accounts of UPC, which on December 3, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court, voluntarily commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed an Akkoord with the Dutch Bankruptcy Court under the Dutch Bankruptcy Code. Although the U.S. and Dutch bankruptcy laws do convey significant rights to the bankruptcy courts, United believes during the bankruptcy proceedings that it substantively controls UPC for the following primary reasons:

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

Accordingly, the accounts of UPC have been consolidated for all periods presented in the accompanying unaudited condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

In connection with the bankruptcy proceedings, UPC is required to prepare its unaudited condensed consolidated financial statements as of March 31, 2003, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC's pre-petition liabilities that are subject to compromise under its Reorganization Plan are segregated in UPC's unaudited condensed consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Reorganization Plan. The estimates for allowable amounts are based on accounting records, discussions with creditors and amounts as documented in the Reorganization Plan, although these estimates for allowable amounts could change. Since the Company consolidates UPC, financial information with respect to UPC included in the Company's accompanying unaudited condensed consolidated financial statements as of March 31, 2003, has been prepared in accordance with SOP 90-7. The following presents condensed financial information for UPC in accordance with SOP 90-7, as of March 31, 2003:

March 31, 2003
(In thousands)
Balance Sheet
Assets
Current assets	$614,117
Long-term assets	4,578,409

Total assets	$5,192,526

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise	$4,126,833

Subject to compromise:(1)
Accounts payable	40,121
Accrued liabilities	372,298
Current portion of long-term debt	5,309,371

Total current liabilities subject to compromise	5,721,790

Long-term liabilities not subject to compromise	709,920

Minority interests in subsidiaries	1,676

Convertible preferred stock subject to compromise(1)	1,810,527

Stockholders' equity (deficit)	(7,178,220)

Total liabilities and stockholders' equity (deficit)	$5,192,526

Three Months Ended March 31, 2003
(In thousands)
Statement of Operations
Revenue	$385,176
Expense(1)	(277,078)
Depreciation and amortization	(178,715)

Operating income (loss)	(70,617)
Other income (expense), net(1)	120,304

Net income	$49,687

(1)
Includes intercompany amounts that are eliminated in consolidation at the United level.

In accordance with SOP 90-7, interest expense on liabilities subject to compromise is reported in the accompanying unaudited condensed consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim. For the three months ended March 31, 2003, actual interest expense and contractual interest expense on liabilities subject to compromise totaled nil and $131.0 million, respectively. The reorganization expenses reported in the accompanying unaudited condensed consolidated statement of operations include professional fees of $8.2 million.

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

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income (loss) as reported	$16,939	$(232,147)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,111	8,709
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(24,478)	(23,311)

Pro forma net income (loss)	$(1,428)	$(246,749)

Basic net income (loss) per common share:
As reported	$1.52	$(0.74)

Pro forma	$1.47	$(0.79)

Diluted net income (loss) per common share:
As reported	$1.52	$(0.72)

Pro forma	$1.47	$(0.76)

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

New Accounting Principles

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company has adopted the transitional disclosure requirements and is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company has adopted SFAS 143 and determined, based on its analysis, that although it has asset retirement obligations relating to certain contracts, it cannot make a reasonable estimate of the fair value of the liability due to the contingent nature of the obligation and uncertainty about the timing of the settlement, if any. To date, the Company has not made any cash payments with respect to the settlement of any potential asset retirement obligations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 required the Company to reclassify gains and losses associated with the extinguishment of debt from extraordinary classification to other income (expense) in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2002, a total of $1.8 billion in gains associated with the extinguishment of debt is included in other income (expense), and deferred income tax of $110.6 million related to these gains is included in income tax expense.

4.     Acquisitions, Dispositions and Other

First Quarter 2003

On February 12, 2003, United issued 368,287 shares of its Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 6, 2003, among United and Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio. In consideration for issuing the 368,287 shares of United's Class A common stock, United acquired 1,833 preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 890,030 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On February 13, 2003, United issued 482,217 shares of its Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 11, 2003, among United and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc. In consideration for the 482,217 shares of United's Class A common stock, United acquired 2,400 preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 1,165,352 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $610.9 million was recognized from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of these preference shares at the transaction date. This gain is reflected in the condensed consolidated statement of stockholders' equity (deficit).

Second Quarter 2003

On April 4, 2003, United issued 879,041 shares of its Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among United, a subsidiary of United, Motorola Inc. and Motorola UPC Holdings, Inc. In consideration for the 879,041 shares of United's Class A common stock, United acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise of €42.546 per ordinary share. On April 14, 2003, United issued 426,360 shares of its Class A common stock in a private transaction pursuant to a securities purchase agreement dated April 8, 2003, among United and Liberty International B-L LLC. In consideration for the 426,360 shares of United's Class A common stock, United acquired 2,122 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of approximately $804.8 million is expected to be recognized during the second quarter of 2003 from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of the preference shares at the transaction date.

UnitedGlobalCom, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

5.     Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill (net of accumulated amortization) by operating segment for the three months ended March 31, 2003 is as follows:

	December 31, 2002	Acquisitions	Currency Translation Adjustments	March 31, 2003
	(In thousands)
Europe:
Triple Play Distribution:
Austria	$140,349	$–	$5,350	$145,699
Belgium	14,284	–	(843)	13,441
Hungary	73,878	209	987	75,074
The Netherlands	639,816	–	24,567	664,383
Norway	9,017	–	(392)	8,625
Sweden	142,771	–	4,241	147,012
Other	23,307	–	84	23,391

Total	1,043,422	209	33,994	1,077,625
Latin America:
Triple Play Distribution:
Chile	140,710	–	(2,491)	138,219

Total	$1,184,132	$209	$31,503	$1,215,844

Other Intangible Assets

The following tables present certain information for other intangible assets, which consist primarily of licenses and capitalized software. Actual amounts of amortization expense may differ from estimated amounts due to additional acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

	March 31, 2003			December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In thousands)
License fees	$124,955	$(46,488)	$78,467	$123,602	$(44,803)	$78,799
Other	8,212	(6,632)	1,580	4,160	(2,982)	1,178

Total	$133,167	$(53,120)	$80,047	$127,762	$(47,785)	$79,977

	March 31,
	2003	2002
	(In thousands)
Amortization expense	$4,040	$4,152

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Remaining estimated amortization expense	$9,427	$8,357	$8,114	$8,004	$8,003	$38,142

6.     Net Negative Investment in Deconsolidated Subsidiaries

On April 18, 2003, an affiliate of Castle Harlan Australian Mezzanine Partners Ltd. ("CHAMP") acquired UAP's indirect approximate 63.2% interest in UAI, which constitutes substantially all of UAP's assets. The purchase price for UAP's indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. United and CHAMP plan to make a follow-on offer for the remainder of Austar United that is publicly owned (approximately 18.7%). After completion of the follow-on offer to Austar United's shareholders, CHAMP and United have agreed to fully underwrite an Austar United equity rights issue for A$25.0 million and A$38.5 million, respectively. The Company expects to satisfy its share of the equity rights issue with restricted cash and certain receivables from Austar United. Upon completion of these transactions, United is expected to indirectly own approximately 37.0% to 45.0% of Austar United. These transactions are expected to occur over the next few months.

On March 29, 2002, UAP filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court. Pursuant to section 1129 of the Bankruptcy Code, on March 18, 2003, the U.S. Bankruptcy Court entered an order (the "Confirmation Order") confirming UAP's plan of reorganization, as revised (the "UAP Plan"). Certain transactions, including the CHAMP transaction, contemplated by the UAP Plan were consummated on April 18, 2003, and all conditions to the effective date of the UAP Plan were satisfied or waived at or prior to that time. As a result of the foregoing, the UAP Plan became effective on April 18, 2003. The Company expects UAP to emerge from this bankruptcy proceeding within the next few months. Upon completion of this proceeding, the Company expects to reverse a substantial portion of its net negative investment in UAP through the statement of operations.

7.     Debt

Senior Notes and Senior Discount Notes

	March 31, 2003		December 31, 2002
	(In thousands)
UGC Holdings 1998 notes	$24,627		$24,313
UPC Polska senior discount notes	390,366		377,110
UPC July 1999 senior notes:
UPC 10.875% dollar senior notes due 2009	520,484	(1)	520,484
UPC 10.875% euro senior notes due 2009	155,726	(1)	150,013
UPC 12.5% dollar senior discount notes due 2009	408,565	(1)	408,565
UPC October 1999 senior notes:
UPC 10.875% dollar senior notes due 2007	113,766	(1)	113,766
UPC 10.875% euro senior notes due 2007	41,166	(1)	39,655
UPC 11.25% dollar senior notes due 2009	113,602	(1)	113,602
UPC 11.25% euro senior notes due 2009	41,548	(1)	40,019
UPC 13.375% dollar senior discount notes due 2009	254,634	(1)	254,634
UPC 13.375% euro senior discount notes due 2009	100,469	(1)	96,782
UPC January 2000 senior notes:
UPC 11.25% dollar senior notes due 2010	356,573	(1)	356,573
UPC 11.25% euro senior notes due 2010	89,787	(1)	86,484
UPC 11.5% dollar senior notes due 2010	145,078	(1)	145,078
UPC 13.75% dollar senior discount notes due 2010	487,333	(1)	487,333

Total	3,243,724		3,214,411
Current portion	(2,828,731)		(2,812,988)

Long-term portion	$414,993		$401,423

(1)
These senior notes and senior discount notes are subject to compromise in connection with UPC's restructuring (see Note 2 and Note 3).

UGC Holdings 1998 Notes

The UGC Holdings 1998 Notes accreted to an aggregate principal amount of $1,375.0 million on February 15, 2003, at which time cash interest began to accrue. Commencing August 15, 2003, cash interest on the UGC Holdings 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The UGC Holdings 1998 Notes will mature on February 15, 2008, and are redeemable at the option of UGC Holdings effective February 15, 2003. As of March 31, 2003, the UGC Holdings 1998 Notes were held by the following:

Principal Amount at Maturity
(In thousands)
United	$751,200
IDT United(1)	599,173
Third parties	24,627

Total	$1,375,000

(1)
United has a 33.3% common equity interest in IDT United. The Company consolidates IDT United as a "special purpose entity", due to insufficient third party residual equity at risk.

In order to consummate the SBS Transaction, United borrowed $114.5 million from UGC Holdings, effective March 10, 2003. This note bore interest at 8.0% per annum, due and payable quarterly beginning March 31, 2003. Effective May 14, 2003, the principal balance of $114.5 million was setoff by UGC Holdings against an equal principal amount of the UGC Holdings 1998 Notes held by United. As of March 31, 2003, excluding restricted cash of $23.3 million, UGC Holdings had $9.7 million in cash on hand and working capital of $19.8 million. The first semi-annual interest payment on the UGC Holdings 1998 Notes totaling $73.9 million is due on August 15, 2003. In order to meet its cash needs, UGC Holdings would need to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. UGC Holdings may or may not be successful in executing these plans.

UPC Polska Senior Discount Notes

The UPC Polska notes are currently classified as long term debt on the basis of waivers that UPC Polska has obtained regarding certain covenant violations, on loans it owes to UPC and its affiliates. These waivers extend until April 1, 2004, but are subject to early termination upon the occurrence of certain conditions, including termination of waivers on certain cross defaults on UPC's and its affiliates' loans. If such cross defaults or other conditions were to occur and would not be cured, the waivers on UPC Polska's loans from UPC and its affiliates could terminate, which in turn could allow the UPC Polska notes to be accelerated. UPC Polska has met with representatives of UPC (which through subsidiaries holds debt obligations of UPC Polska) and certain holders of the UPC Polska notes (other than UPC and its affiliates) to discuss a process for, and terms of, a restructuring of those obligations and notes. UPC Polska has not entered into a definitive agreement with either UPC, its affiliates or the noteholders regarding the terms of a debt restructuring.

Other Long-Term Debt

	March 31, 2003	December 31, 2002
	(In thousands)
UPC Distribution Bank Facility	$3,401,772	$3,289,826
UPC FiBI Loan	–	57,033
Other UPC	88,011	89,280
Other	1,027	1,344

Total	3,490,810	3,437,483
Current portion	(3,423,324)	(3,366,235)

Long-term portion	$67,486	$71,248

UnitedGlobalCom, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

UPC FiBI Loan

The UPC FiBI Loan was secured by a pledge of half of the shares in UPC's Israeli cable system. On October 30, 2002, the First International Bank of Israel ("FiBI") and UPC's wholly-owned indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant") entered into an agreement whereby Cable Brabant would sell all of its material assets to a wholly-owned subsidiary of FiBI in exchange for the assumption by that subsidiary of the obligations of Cable Brabant to repay the UPC FiBI Loan and FiBI would novate Cable Brabant's obligations under the UPC FiBI Loan. This transaction closed on February 24, 2003, resulting in a gain of $74.4 million from the extinguishment of this obligation (including accrued interest).

8. Commitments and Contingencies

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

UPC's Digital Media Center ("DMC") sub-leases transponder capacity to a third party. Under this sub-lease agreement, UPC has guaranteed certain performance criteria. These issued performance guarantees are fully matched with the guarantees received under the lease agreements between UPC and the third party. The DMC has third party contracts for the distribution of channels from the DMC, which require the DMC to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, UPC Media's interactive service group has third party contracts for the delivery of interactive content with certain performance criteria guarantees.

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

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The following is a description of certain legal proceedings which the Company or one of its subsidiaries is a party. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on the Company's business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by UPC, UPC will distribute shares of New UPC common stock as provided under the Reorganization Plan and the Akkoord in satisfaction of such claim.

On July 4, 2001, ICH, InterComm France CVOHA ("ICF I"), lnterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holdings, B.V. ("Belmarken") and UPC France. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than €192.0 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims. The ICF party withdrew its arbitration on January 31, 2003. However, this arbitration is still pending as a result of the decision of UPC and its affiliates to maintain their counterclaims. On February 14, 2003, the ICF Party served a new demand for arbitration on UPC, Belmarken and UPC France in which the ICF Party filed again similar claims to those withdrawn on January 31, 2003. UPC and its affiliates answered such new demand for arbitration on April 29, 2003, and will again vigorously deny the merit of these claims.

On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration (the "Request") against UPC with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims, which are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the "CAA"). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. These proceedings have been reactivated and are currently pending. Movieco claims (i) $11.3 million plus interest, (ii) $3.8 million (or such higher sum as may be due at the date of the awards, plus interest, (iii) legal and arbitration costs, (iv) an order for specific performance of the CAA or, in the alternative, damages for breach of agreement, to be assessed. UPC denies the claims in their entirety and has filed counterclaims.

9. Minority Interests in Subsidiaries

	March 31, 2003	December 31, 2002
	(In thousands)
UPC convertible preference shares held by third parties (see Note 4)	$517,621	$1,094,668
UPC convertible preference shares held by Liberty	309,819	297,753
Other	9,129	9,725

Total	$836,569	$1,402,146

The minority interests in subsidiaries in the accompanying condensed consolidated statements of operations includes accrued dividends on UPC convertible preference shares held by Liberty totaling $4.6 million for the three months ended March 31, 2002.

10. Stockholders' Equity (Deficit)

Treasury Stock

On January 22, 2003, the Company foreclosed on loans to certain directors, which had an outstanding balance including accrued interest on such date of approximately $8.8 million. The Company received 188,792 and 672,316 shares of its Class A and Class B common stock, respectively, as a result of this foreclosure.

Accumulated Other Comprehensive Income (Loss)

	March 31, 2003	December 31, 2002
	(In thousands)
Foreign currency translation adjustments	$(1,357,049)	$(1,128,076)
Fair value of derivative assets	(4,058)	(10,616)
Other	16,818	16,785

Total	$(1,344,289)	$(1,121,907)

11. Segment Information

The Company manages its business by country, region and business line. Within UPC, there are three primary business segments – UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. UPC Media consists of chello broadband's Internet-content business and UPC's content and programming business. Priority Telecom provides telephone and data network solutions to the business market. Within VTR, the primary business segment is Triple Play Distribution. VTR Triple Play Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a GAAP measure. The most directly comparable financial measure to Adjusted EBITDA that is calculated and presented in accordance with GAAP is operating income (loss). Adjusted EBITDA represents operating income (loss) before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Adjusted EBITDA is the primary measure used by the Company's chief operating decision makers to measure the Company's operating results, segment profitability and segment performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief operating decision makers, that Adjusted EBITDA provides investors a means to evaluate the financial results of the Company compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Adjusted EBITDA should not be viewed by investors as an alternative to GAAP measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flow. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from the Company's subsidiaries' stock option and phantom stock option plans, and cash and non-cash impairment and restructuring charges.

The following tables provide segment information and supplemental information for the Company:

	Revenue		Adjusted EBITDA
	Three Months Ended March 31,
	2003	2002	2003	2002
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$136,632	$101,598	$51,689	$24,648
Austria	59,760	43,909	22,396	12,274
Belgium	7,426	5,708	2,846	1,586
Czech Republic	10,482	7,207	4,980	3,124
Norway	23,368	16,637	6,095	2,731
Hungary	34,157	24,523	15,564	9,637
France	26,566	22,395	1,148	(2,749)
Poland	20,401	19,234	5,227	2,807
Sweden	17,108	11,781	7,073	2,772
Other	10,332	7,702	4,297	2,415

Total Triple Play Distribution	346,232	260,694	121,315	59,245
Germany	–	10,952	–	4,842
Direct-to-home ("DTH")	9,870	6,324	1,304	460
Corporate and other	6,941	8,623	(13,647)	(7,390)

Total Distribution	363,043	286,593	108,972	57,157
Priority Telecom	28,536	28,162	2,790	(4,101)
UPC Media	22,172	16,236	2,644	(4,890)
UPC Investments	132	110	(181)	(90)
Intercompany Eliminations	(28,706)	(27,425)	–	–

Total Europe	385,177	303,676	114,225	48,076

Latin America:
Triple Play Distribution:
Chile	48,357	41,873	13,012	7,688
Brazil	798	1,008	98	(130)
Other	976	780	(181)	(467)

Total Triple Play Distribution	50,131	43,661	12,929	7,091
DTH	730	820	47	149
Corporate and other	4	8	(777)	(600)

Total Latin America	50,865	44,489	12,199	6,640

Corporate and other	–	875	(4,353)	(12)

Total	$436,042	$349,040	$122,071	$54,704

Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Adjusted EBITDA	$122,071	$54,704
Stock-based compensation(1)	(6,111)	(8,709)
Depreciation and amortization	(194,718)	(165,184)
Impairment and restructuring charges	–	(3,458)

Operating income (loss)	(78,758)	(122,647)
Other income (loss)	132,881	1,452,472

Income (loss) before income taxes and other items	$54,123	$1,329,825

(1)
Stock-based compensation for the three months ended March 31, 2003 and 2002 includes charges associated with fixed, or non-cash, stock option plans totaling $6.1 million and $8.6 million, respectively, and includes charges associated with phantom, or cash-based, stock option plans totaling $0.1 million for the three months ended March 31, 2002.

Total Assets

	March 31, 2003	December 31, 2002
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$2,496,504	$2,438,631
Austria	459,335	450,526
Belgium	45,402	44,444
Czech Republic	127,844	127,691
France	610,244	608,650
Hungary	335,406	343,287
Norway	233,220	249,761
Poland	240,929	245,122
Sweden	242,905	237,619
Other	66,680	73,119

Total Triple Play Distribution	4,858,469	4,818,850
Priority Telecom	255,965	261,301
UPC Media	78,092	72,554

Total Europe	5,192,526	5,152,705

Latin America:
Triple Play Distribution:
Chile	494,308	505,092
Brazil	10,763	10,501
Other	5,519	5,644

Total Triple Play Distribution	510,590	521,237
DTH	4,144	4,284
Other	39,467	39,236

Total Latin America	554,201	564,757

Corporate and other	180,563	214,132

Total	$5,927,290	$5,931,594

Triple Play Distribution Revenue

	Three Months Ended March 31, 2003
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$75,429	$20,464	$40,739	$136,632
Austria	24,467	14,825	20,468	59,760
Belgium	4,529	–	2,897	7,426
Czech Republic	8,315	186	1,981	10,482
Norway	15,781	3,250	4,337	23,368
Hungary	23,161	6,930	4,066	34,157
France	17,575	6,671	2,320	26,566
Poland	18,987	–	1,414	20,401
Sweden	10,751	–	6,357	17,108
Other	10,332	–	–	10,332

Total Europe	209,327	52,326	84,579	346,232

Latin America:
Chile	26,762	16,967	4,628	48,357
Brazil	779	–	19	798
Other	715	–	261	976

Total Latin America	28,256	16,967	4,908	50,131

Total	$237,583	$69,293	$89,487	$396,363

	Three Months Ended March 31, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$57,706	$18,394	$25,498	$101,598
Austria	19,049	11,238	13,622	43,909
Belgium	3,474	–	2,234	5,708
Czech Republic	6,371	184	652	7,207
Norway	11,639	2,152	2,846	16,637
Hungary	17,061	5,845	1,617	24,523
France	14,195	5,990	2,210	22,395
Poland	18,357	–	877	19,234
Sweden	8,187	–	3,594	11,781
Other	7,857	–	(155)	7,702

Total Europe	163,896	43,803	52,995	260,694

Latin America:
Chile	25,641	14,293	1,939	41,873
Brazil	1,008	–	–	1,008
Other	707	–	73	780

Total Latin America	27,356	14,293	2,012	43,661

Total	$191,252	$58,096	$55,007	$304,355

12. Impairment and Restructuring Charges

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Total Impairment and Restructuring
	(In thousands)
Impairment and restructuring liability as of December 31, 2002	$19,429	$14,196	$36,861	$4,395	$74,881
Cash paid	(6,086)	(1,519)	(1,663)	(943)	(10,211)
Cumulative translation adjustments	656	520	1,383	155	2,714

Impairment and restructuring liability as of March 31, 2003	$13,999	$13,197	$36,581	$3,607	$67,384

Short-term portion	7,867	5,898	966	3,538	18,269
Long-term portion(1)	6,132	7,299	35,615	69	49,115

Total	$13,999	$13,197	$36,581	$3,607	$67,384

(1)
The long-term portion of impairment and restructuring liability relates to costs that as a result of the terms of the original agreements will not be paid within one year.

13. Earnings Per Share

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$16,939	$1,112,575
Gain on issuance of Class A common stock for UPC preference shares	610,888	–
Accrual of dividends on Series B, C and D convertible preferred stock	–	(4,174)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	627,827	1,108,401
Cumulative effect of change in accounting principle	–	(1,344,722)

Basic net income (loss) attributable to common stockholders	$627,827	$(236,321)

Denominator (Basic):
Basic weighted-average number of common shares outstanding	413,960,762	317,075,487

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$16,939	$1,112,575
Gain on issuance of Class A common stock for UPC preference shares	610,888	–

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	627,827	1,112,575
Cumulative effect of change in accounting principle	–	(1,344,722)

Diluted net income (loss) attributable to common stockholders	$627,827	$(232,147)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding	413,960,762	317,075,487
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	3,021	91,323
Incremental shares attributable to the assumed conversion of Series B, C and D convertible preferred stock	–	7,252,394

Diluted weighted-average number of common shares outstanding	413,963,783	324,419,204

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

The following discussion and analysis of financial condition and results of operations covers the three months ended March 31, 2003 and 2002 and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein and our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002. These consolidated financial statements provide additional information regarding our financial activities and condition.

Risks, Uncertainties and Liquidity

For a detailed discussion of our Risks, Uncertainties and Liquidity, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere herein.

Results of Operations

Revenue

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC	$385,177	$303,676
VTR	49,087	42,693
Other	1,778	2,671

Total	$436,042	$349,040

Revenue increased $87.0 million, or 24.9%, compared to the prior period, primarily due to a combination of organic subscriber growth, an increase in average revenue per unit in Triple Play Distribution and strengthening of the euro against the U.S. dollar (approximately 19.8%) from period to period. The following provides revenue detail for certain of our operating segments in United States dollars and in the local currency of each segment.

	Three Months Ended March 31,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Consolidated UPC revenue:
Triple Play Distribution	$346,232	$260,694	$85,538	32.8%
Germany	–	10,952	(10,952)	(100.0%)
DTH	9,870	6,324	3,546	56.1%
Corporate and other	6,941	8,623	(1,682)	(19.5%)

Total Distribution	363,043	286,593	76,450	26.7%
Priority Telecom	28,536	28,162	374	1.3%
UPC Media	22,172	16,236	5,936	36.6%
UPC Investment	132	110	22	20.0%
Intercompany eliminations	(28,706)	(27,425)	(1,281)	(4.7%)

Total	$385,177	$303,676	$81,501	26.8%

Consolidated UPC revenue in euros:
Triple Play Distribution	€322,792	€297,296	€25,496	8.6%
Germany	–	12,491	(12,491)	(100.0%)
DTH	9,202	7,212	1,990	27.6%
Corporate and other	6,471	9,834	(3,363)	(34.2%)

Total Distribution	338,465	326,833	11,632	3.6%
Priority Telecom	26,604	32,116	(5,512)	(17.2%)
UPC Media	20,671	18,515	2,156	11.6%
UPC Investment	123	123	–	–
Intercompany eliminations	(26,763)	(31,275)	4,512	14.4%

Total	€359,100	€346,312	€12,788	3.7%

Revenue for UPC in U.S. dollars increased $81.5 million, or 26.8%, from $303.7 million for the three months ended March 31, 2002 to $385.2 million for the three months ended March 31, 2003. On a functional currency basis, UPC's revenue increased €12.8 million, or 3.7%, from €346.3 million for the three months ended March 31, 2002 to €359.1 million for the three months ended March 31, 2003. This movement is attributable to:

  •
  a 2.7% increase in consolidated RGUs (see Part II – Other Information – Summary Operating Data) from 7,856,600 to 8,068,500;
  •
  a 5.9% increase in average revenue per unit ("ARPU") from €12.97 to €13.74 (ARPU for UPC is calculated on a straight-line basis, where the numerator represents revenue for the quarter and the denominator represents the average of the beginning and ending subscribers for the quarter. This amount is divided by three to obtain an ARPU per month figure);

  •
  an increase in video revenue of €8.3 million, primarily due to improved ARPU and a 0.5% increase in the number of consolidated video and digital subscribers from 6,715,900 to 6,749,500;
  •
  a decrease in voice revenue of €1.2 million, primarily due a slight decrease in ARPU and a 0.5% decrease in the number of consolidated telephone subscribers from 464,600 to 462,200;
  •
  an increase in Internet revenue of €18.4 million, primarily due to improved ARPU and a 25.1% increase in the number of consolidated Internet subscribers from 564,500 to 706,100;
  •
  a decrease in revenue from UPC Germany of €12.5 million, due to deconsolidation of UPC Germany effective August 1, 2002;
  •
  an increase in DTH revenue of €2.0 million, due to a 35.0% increase in the number of consolidated DTH subscribers from 111,600 to 150,700;
  •
  a decrease in revenue from Priority Telecom of €5.5 million, due to the termination of revenue from calls from subscribers of other telecom operators that Priority Telecom connected, the termination of revenue from small and medium sized enterprises in addition to price erosion from a continuing weak wholesale market;
  •
  an increase in revenue from UPC Media of €2.2 million due to an increase of 26.1% in subscribers from 571,100 to 719,900 partly offset by the liquidation of Tara Television;
  •
  a decrease in intercompany eliminations of €4.5 million, due to Priority Telecom revenue received from UPC Distribution decreasing €2.9 million, UPC Media revenue received from UPC Distribution increasing €3.4 million and UPC Distribution revenue received from Priority Telecom decreasing €5.0 million; and
  •
  other movements totaling a decrease of €3.4 million.

	Three Months Ended March 31,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Consolidated VTR revenue:
Triple Play Distribution	$48,357	$41,873	$6,484	15.5%
DTH	730	820	(90)	(11.0%)

Total	$49,087	$42,693	$6,394	15.0%

Consolidated VTR revenue in Chilean pesos:
Triple Play Distribution	CP35,630,112	CP28,040,476	CP7,589,636	27.1%
DTH	538,284	549,239	(10,955)	(2.0%)

Total	CP36,168,396	CP28,589,715	CP7,578,681	26.5%

Revenue for VTR in U.S. dollars increased $6.4 million, or 15.0%, from $42.7 million for the three months ended March 31, 2002 to $49.1 million for three months ended March 31, 2003. On a functional currency basis, VTR's revenue increased CP7.6 billion, or 26.5%, from CP28.6 billion for the three months ended March 31, 2002 to CP36.2 billion for the three months ended March 31, 2003. On a product basis, video, voice and Internet revenue increased CP2.6 billion, CP2.9 billion and CP2.1 billion, respectively. This movement is attributable to:

  •
  a 5.9% increase in the number of consolidated video subscribers from an average of 437,600 to an average of 463,600;
  •
  a 8.3% increase in video ARPU from CP13,093 ($19.55) to CP14,182 ($19.24), primarily due to increased premium tier customers;
  •
  a 23.0% increase in the number of consolidated telephone subscribers from an average of 213,100 to an average of 262,100;
  •
  a 6.1% increase in telephone ARPU from CP14,992 ($22.39) to CP15,900 ($21.59), primarily due to a decrease in promotions and pricing discounts;
  •
  a 17.1% increase in the number of consolidated Internet subscribers from 70,300 at the beginning of 2003 to 82,300 at the end of March 2003; and
  •
  a 4.2% decrease in the average monthly revenue per Internet subscriber from CP15,832 ($23.64) to CP15,162 ($20.57), due to heavy pricing discounts.

Operating Expense

	Three Months Ended March 31,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UPC	$(169,927)	$(164,882)	$(5,045)	(3.1%)
VTR	(18,933)	(18,453)	(480)	(2.6%)
Other	(1,409)	(1,581)	172	10.9%

Total operating expenses	$(190,269)	$(184,916)	$(5,353)	(2.9%)

Operating expense increased $5.4 million for the three months ended March 31, 2003, primarily due to strengthening of the euro against the U.S. dollar from period to period. The following provides operating expense detail for certain of our operating segments in United States dollars and in the local currency of each segment.

	Three Months Ended March 31,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Consolidated UPC operating expense:
Distribution	$(173,042)	$(156,538)	$(16,504)	(10.5%)
Priority Telecom	(16,151)	(21,479)	5,328	24.8%
UPC Media	(7,407)	(10,859)	3,452	31.8%
Intercompany eliminations	26,673	23,994	2,679	11.2%

Total	$(169,927)	$(164,882)	$(5,045)	(3.1%)

Consolidated UPC operating expense in euros:
Distribution	€(161,327)	€(178,515)	€17,188	9.6%
Priority Telecom	(15,058)	(24,495)	9,437	38.5%
UPC Media	(6,906)	(12,384)	5,478	44.2%
Intercompany eliminations	24,868	27,363	(2,495)	(9.1%)

Total	€(158,423)	€(188,031)	€29,608	15.7%

Operating expense at UPC in euros decreased during the three months ended March 31, 2003, primarily due to:

  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  improved operational cost control through restructuring activities and other cost cutting initiatives;
  •
  decreased costs at Priority Telecom due to cost controls and renegotiated UPC agreements; and
  •
  cost savings at UPC Media due to focused cost control measures and the liquidation of Tara Television.

	Three Months Ended March 31,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Consolidated VTR operating expense:
Triple Play Distribution	$(18,353)	$(17,832)	$(521)	(2.9%)
DTH	(580)	(621)	41	6.6%

Total	$(18,933)	$(18,453)	$(480)	(2.6%)

Consolidated VTR operating expense in Chilean pesos:
Triple Play Distribution	CP(13,524,693)	CP(11,942,259)	CP (1,582,434)	(13.3%)
DTH	(427,423)	(416,109)	(11,314)	(2.7%)

Total	CP(13,952,116)	CP(12,358,368)	CP (1,593,748)	(12.9%)

Operating expense at VTR increased during the three months ended March 31, 2003, primarily due to:

  •
  an increase in maintenance costs as a result of the increase in the number of subscribers; and
  •
  an increase in access charges as a result of the growth in the telephony customer base.

Selling, General and Administrative Expense

	Three Months Ended March 31,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UPC	$(107,152)	$(99,235)	$(7,917)	(8.0%	)
VTR	(17,079)	(16,549)	(530)	(3.2%	)
Other	(5,582)	(2,345)	(3,237)	(138.0%	)

Total	$(129,813)	$(118,129)	$(11,684)	(9.9%	)

Selling, general and administrative expense increased $11.7 million for the three months ended March 31, 2003, primarily due to strengthening of the euro against the U.S. dollar from period to period. The following provides selling, general and administrative expense detail for certain of our operating segments in United States dollars and in the local currency of each segment.

	Three Months Ended March 31,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Consolidated UPC selling, general and administrative expense:
Distribution	$(81,188)	$(72,906)	$(8,282)	(11.4%	)
Priority Telecom	(9,595)	(10,782)	1,187	11.0%
UPC Media	(12,120)	(10,263)	(1,857)	(18.1%	)
UPC Investments	(314)	(197)	(117)	(59.4%	)
Stock-based compensation	(6,127)	(8,517)	2,390	28.1%
Intercompany eliminations	2,192	3,430	(1,238)	(36.1%	)

Total	$(107,152)	$(99,235)	$(7,917)	(8.0%	)

Consolidated UPC selling, general and administrative expense in euros:
Distribution	€(75,694)	€(83,152)	€7,458	9.0%
Priority Telecom	(8,946)	(12,297)	3,351	27.3%
UPC Media	(11,300)	(11,705)	405	3.5%
UPC Investments	(293)	(225)	(68)	(30.2%	)
Stock-based compensation	(3,893)	(6,790)	2,897	42.7%
Intercompany eliminations	2,044	3,912	(1,868)	(47.8%	)

Total	€(98,082)	€(110,257)	€12,175	11.0%

Selling, general and administrative expense at UPC in euros decreased during the three months ended March 31, 2003, primarily due to:

  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  improved operational cost control through restructuring activities; and
  •
  a decrease in stock-based compensation expense.

	Three Months Ended March 31,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Consolidated VTR selling, general and administrative expense:
Triple Play Distribution	$(16,992)	$(16,353)	$(639)	(3.9%)
DTH	(103)	(50)	(53)	(106.0%)
Stock-based compensation	16	(146)	162	111.0%

Total	$(17,079)	$(16,549)	$(530)	(3.2%)

Consolidated VTR selling, general and administrative expense in Chilean pesos:
Triple Play Distribution	CP(12,515,751)	CP(10,942,317)	CP (1,573,434)	(14.4%)
DTH	(75,920)	(33,416)	(42,504)	(127.2%)
Stock-based compensation	11,790	(97,769)	109,559	112.1%

Total	CP(12,579,881)	CP(11,073,502)	CP (1,506,379)	(13.6%)

Selling, general and administrative expense at VTR increased slightly during the three months ended March 31, 2003, primarily due to:

  •
  an increase in commissions and marketing expense due to increased competition; offset by
  •
  lower bad debt provisions as a result of the bundling strategy.

Stock-Based Compensation

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC fixed stock opton plan	$(6,127)	$(8,517)
Other variable stock option plans	16	(192)

Total	$(6,111)	$(8,709)

Stock-based compensation is recorded as a result of applying fixed-plan accounting to the UPC stock option plan and applying variable-plan accounting to certain of our other subsidiaries' stock-based compensation plans. Under fixed-plan accounting, deferred compensation is recorded for the difference between fair value of options granted and the option price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the life of the option, which is generally 48 months for options granted under the UPC stock option plan. Under variable plan accounting, compensation expense (credit) is recognized at each financial statement date for vested options based on the difference between the grant price and the estimated fair value of the underlying common stock, until the options are exercised or expire, or until the fair value is less than the original grant price. Currently, almost all of our subsidiaries' variable stock option plans contain outstanding options with exercise prices greater than the current fair value of the underlying common stock.

Adjusted EBITDA(1)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC	$114,225	$48,076
VTR	12,459	7,237
Corporate, eliminations and other	(4,613)	(609)

Total	$122,071	$54,704

(1)
Ajusted EBITDA is not a GAAP measure, however it is the primary measure used by our chief operating decision makers to measure our operating results, segment profitability and segment performance. For a more detailed definition of Adjusted EBITDA and a discussion of why our management believes it is useful information, see Note 11 to our unaudited condensed consolidated financial statements included elsewhere herein.

The most directly comparable financial measure to Adjusted EBITDA that is calculated and presented in accordance with GAAP is operating income (loss). Adjusted EBITDA reconciles to the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Adjusted EBITDA	$122,071	$54,704
Stock-based compensation(1)	(6,111)	(8,709)
Depreciation and amortization	(194,718)	(165,184)
Impairment and restructuring charges	–	(3,458)

Operating income (loss)	(78,758)	(122,647)
Other income (loss)	132,881	1,452,472

Income (loss) before income taxes and other items	$54,123	$1,329,825

(1)
Stock-based compensation for the three months ended March 31, 2003 and 2002 includes charges associated with fixed, or non-cash, stock option plans totaling $6.1 million and $8.6 million, respectively, and includes charges associated with phantom, or cash-based, stock option plans totaling $0.1 million for the three months ended March 31, 2002.

The following provides Adjusted EBITDA detail for certain of our operating segments in United States dollars and in the local currency of each segment:

	Three Months Ended March 31,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Consolidated UPC Adjusted EBITDA:
Triple Play Distribution	$121,315	$59,245	$62,070	104.8%
Germany	–	4,842	(4,842)	(100.0%	)
DTH	1,304	460	844	183.5%
Corporate and other	(13,647)	(7,390)	(6,257)	(84.7%	)

Total Distribution	108,972	57,157	51,815	90.7%
Priority Telecom	2,790	(4,101)	6,891	168.0%
UPC Media	2,644	(4,890)	7,534	154.1%
UPC Investment	(181)	(90)	(91)	(101.1%	)

Total	$114,225	$48,076	$66,149	137.6%

Consolidated UPC Adjusted EBITDA in euros:
Triple Play Distribution	€113,098	€67,549	€45,549	67.4%
Germany	–	5,521	(5,521)	(100.0%	)
DTH	1,216	524	692	132.1%
Corporate and other	(12,722)	(8,427)	(4,295)	(51.0%	)

Total Distribution	101,592	65,167	36,425	55.9%
Priority Telecom	2,601	(4,676)	7,277	155.6%
UPC Media	2,465	(5,575)	8,040	144.2%
UPC Investment	(170)	(102)	(68)	(66.7%	)

Total	€106,488	€54,814	€51,674	94.3%

Adjusted EBITDA for UPC in U.S. dollars increased $66.1 million, from $48.1 million for the three months ended March 31, 2002 to $114.2 million for the three months ended March 31, 2003. On a functional currency basis, UPC's Adjusted EBITDA increased €51.7 million from €54.8 million for the three months ended March 31, 2002 to €106.5 million for the three months ended March 31, 2003. This movement is attributable to:

  •
  cost cutting and cost control;
  •
  improvements in processes and systems and organizational rationalization;
  •
  improved gross margins brought about by continued negotiations with major vendors;
  •
  successfully driving higher service penetration in existing customers;
  •
  improved economies of scale;
  •
  continuing to achieve increased average revenue per unit;

  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  an increase in Priority Telecom's Adjusted EBITDA of €7.3 million, primarily due to termination of its non-profitable business lines, closing of operations in non-profitable countries and strong cost control procedures;
  •
  an increase in UPC Media's Adjusted EBITDA of €8.0 million, primarily due to continued focus on profitable revenue growth, cost reduction and the liquidation of Tara Television; and
  •
  continued cost control at the corporate level.

	Three Months Ended March 31,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Consolidated VTR Adjusted EBITDA:
Triple Play Distribution	$13,012	$7,688	$5,324	69.3%
DTH	47	149	(102)	(68.5%	)
Management fees	(600)	(600)	–	–

Total	$12,459	$7,237	$5,222	72.2%

Consolidated VTR Adjusted EBITDA in Chilean pesos:
Triple Play Distribution	CP9,589,668	CP5,155,900	CP4,433,768	86.0%
DTH	34,941	99,714	(64,773)	(65.0%	)
Management fees	(442,194)	(401,872)	(40,322)	(10.0%	)

Total	CP9,182,415	CP4,853,742	CP4,328,673	89.2%

Adjusted EBITDA for VTR in U.S. dollars increased $5.2 million, from $7.2 million for the three months ended March 31, 2002 to $12.4 million for the three months ended March 31, 2003. On a functional currency basis, VTR's Adjusted EBITDA increased CP4.3 billion, from CP4.9 billion for the three months ended March 31, 2002 to CP9.2 billion for the three months ended March 31, 2003. On a product basis, video, voice and Internet Adjusted EBITDA increased CP2.1 billion, CP2.0 billion and CP0.3 billion, respectively. This movement is attributable to:

  •
  subscriber growth;
  •
  lower bad debt provisions as a result of the bundling strategy;
  •
  lower bandwidth costs; and
  •
  lower programming costs due to negotiations with programming suppliers.

Depreciation and Amortization

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC	$(178,715)	$(151,379)
VTR	(15,294)	(12,801)
Other	(709)	(1,004)

Total	$(194,718)	$(165,184)

Depreciation and amortization expense increased $29.5 million for the three months ended March 31, 2003 compared to the prior period, primarily due to strengthening of the euro against the U.S. dollar from period to period.

Interest Expense

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC	$(88,359)	$(167,229)
VTR	(3,706)	(4,031)
Other	(2,924)	(12,874)

Total	$(94,989)	$(184,134)

Interest expense decreased $89.1 million during the three months ended March 31, 2003 compared to the prior year, primarily due to the cessation of accretion of interest on UPC's senior discount notes on December 3, 2002 as a result of UPC's bankruptcy filing in accordance with SOP 90-7. Interest expense also decreased due to the acquisition of the UGC Holdings 1998 notes, UPC Exchangeable Loan and United UPC Bonds in connection with the merger transaction on January 30, 2002 (which were extinguished on that date for consolidated financial reporting purposes). Additional details of interest expense are as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash Pay:
UPC senior notes	$–	$(49,033)
UGC Holdings 1998 notes	(331)	–
UPC bank facilities and other	(71,274)	(54,905)
VTR Bank Facility	(2,761)	(2,790)
Other	(2,638)	(2,727)

Total	(77,004)	(109,455)

Non Cash:
UPC and UPC Polska senior discount notes accretion	(13,615)	(54,452)
UGC Holdings 1998 notes accretion	(313)	(10,919)
Amortization of deferred financing costs	(4,057)	(4,788)
UPC Exchangeable Loan	–	(4,520)

Total	(17,985)	(74,679)

Total	$(94,989)	$(184,134)

Foreign Currency Exchange Gain (Loss)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC	$144,986	$(46,603)
VTR	(6,973)	(184)
Other	12,947	422

Total	$150,960	$(46,365)

Foreign currency exchange gain increased $197.3 million, from a $46.4 million loss for the three months ended March 31, 2002 to a $150.9 million gain for the three months ended March 31, 2003. This gain resulted primarily from UPC's dollar-denominated debt, as the euro strengthened 19.8% against the dollar during the period.

Other Income (Expense)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
United	$–	$1,734,110
UPC	71,314	(54,743)
VTR	105	900
Other	88	(7,217)

Total	$71,507	$1,673,050

Other income (expense) decreased $1.6 billion for the three months ended March 31, 2003 compared to the same period in the prior year. The decrease was primarily due to the purchase of certain debt securities of our subsidiaries at fair value during the three months ended March 31, 2002, including the United UPC Bonds, the UPC Exchangeable loan and UGC Holdings 1998 notes. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. For consolidated financial reporting purposes we recognized a gain from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost. Other income (expense) in 2003 relates primarily to a gain of $74.4 million from the extinguishment of the UPC FiBI Loan. Other income (expense) for UPC in 2002 relates primarily to a loss in connection with the market-to-market valuation of certain of UPC's derivative instruments offset by a gain of $109.2 million related to the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

Income tax expense, net

Income tax expense decreased $95.5 million during the three months ended March 31, 2003 compared to the prior period, primarily due to the non-recurrence of deferred income tax in 2002 of $110.6 million as a result of United's merger transaction.

Minority Interests in Subsidiaries

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Accrual of dividends on UPC convertible preference shares and other	$–	$(21,381)
Subsidiaries of UPC	(69)	(167)
Other	532	(2,439)

Total	$463	$(23,987)

The minority interests' share of income (losses) increased $24.5 million during the three months ended March 31, 2003 compared to the prior period, primarily due to us no longer accruing dividends on UPC's convertible preference shares due to UPC's bankruptcy proceeding which requires the cessation of the accrual of dividends in accordance with SOP 90-7.

Share in Results of Affiliates

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC's affiliates	$(2,676)	$(18,680)
UAP	–	(52,060)
Other	(23)	(222)

Total	$(2,699)	$(70,962)

Losses from recording our share in results of affiliates decreased $68.3 million for the three months ended March 31, 2003 compared to the prior year, primarily as a result of the basis in most of UPC's investments reduced to nil under the equity method of accounting, as well as the cessation of recording our share of UAP's losses effective March 29, 2002, as a result of UAP's bankruptcy filing.

Cumulative Effect of Change in Accounting Principle

Three Months Ended March 31, 2002
(In thousands)
The Netherlands	$(439,483)
Poland	(366,347)
Sweden	(169,315)
France	(159,703)
Czech Republic	(88,000)
Hungary	(50,113)
Norway	(38,942)
Other UPC	(27,690)
Brazil	(5,129)

Total	$(1,344,722)

We adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS 142") effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion.

Liquidity and Capital Resources

We have financed our acquisitions and our video, voice and Internet access businesses in the three main regions of the world in which we operate through public and private debt and equity offerings and cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. Our subsidiaries have supplemented contributions from us with the sale of debt and equity, securities, bank financing and operating cash flow. The following table summarizes our cash position as of March 31, 2003, as adjusted to reflect the SBS Transaction that occurred after March 31, 2003:

	Actual	SBS Transaction	Including SBS Transaction
	(In millions)
United Corporate	$178.8	$(107.2)	$71.6
UPC	310.2	107.2	417.4
VTR	19.6	–	19.6
Other operating systems	0.4	–	0.4

Total	$509.0	$–	$509.0

United Corporate

As of March 31, 2003, including the effect of the SBS transaction and excluding restricted cash of $23.8 million, we had $47.8 million in cash on hand and negative working capital of $40.1 million, due primarily to the notes payable to Liberty totaling $102.7 million (due in January and February 2004). To meet our cash needs over the next year, we plan to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. Uses of cash over the next year may include funding of approximately $20.0 million to meet the existing growth plans and liquidity needs of our systems in Latin America and approximately $20.0 million for interest on the Liberty notes and general corporate purposes. Although we expect these plans to be successful, there can be no assurance they will occur on terms that are satisfactory to us or at all. As of March 31, 2003, excluding restricted cash of $23.3 million, UGC Holdings had $9.7 million in cash on hand and working capital of $19.8 million. The $1.375 billion principal amount at maturity UGC Holdings 1998 Notes began accruing interest at a rate of 10.75% per annum on February 15, 2003, with the first semi-annual payment of $73.9 million due on August 15, 2003. In order to meet its cash needs, UGC

Holdings would need to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. UGC Holdings may or may not be successful in executing these plans.

UPC

UPC had $310.2 million in cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2003. On April 9, 2003, UPC received €100.0 ($107.2) million from the sale of SBS to us. UPC Polska holds $107.0 million of the cash and cash equivalents on hand, and as a result of the limitations imposed by the indentures governing the UPC Polska Notes, is limited in its utilization. UPC's ability to access its borrowing capacity was restricted or eliminated as a result of the payment defaults under its senior notes. Previously, UPC's principal sources of capital included debt and equity capital, debt securities and bank debt issued or borrowed by its subsidiaries. UPC does not expect to access these sources of capital in 2003 and thereafter, unless it is able to restructure its existing indebtedness. If UPC is able to complete its planned recapitalization satisfactorily and is able to implement a rationalization of its non-core investments and continue to improve its operating performance, UPC believes that its existing cash balances, working capital, cash flow from operations and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, if UPC wishes to expand its cable television services or broadband communications network to take full advantage of business opportunities, it will require additional capital. These future capital resources may include proceeds from the disposal of non-core investments, further internal reorganization and alignment of businesses, borrowing on the UPC Distribution Bank Facility and vendor financing. Customer premise equipment costs decreased in the prior year and are expected to decrease further in 2003. UPC expects to reduce capital expenditures by limiting additional network investment and limiting new-build expenditures primarily to areas of essential franchise commitments. Because of UPC's restructuring, it may not be able to obtain adequate sources of capital to finance an expansion of its network and services. UPC does not know when additional financing may be available to it (if at all) or available on favorable terms.

VTR

On April 29, 2003, VTR and VTR's senior lenders entered into an extension amendment to VTR's existing $176.0 million senior secured credit facility, extending the maturity date of the $138.0 million balance under the facility until May 29, 2003. VTR is continuing to negotiate with several financial institutions to amend and refinance the remaining amount of the VTR Bank Facility prior to May 29, 2003. As part of this refinancing, VTR and we may be required to pay down additional amounts owed under the facility and capitalize certain shareholder loans to VTR, among other conditions. If this refinancing is successful, the term of the VTR Bank Facility is expected to be extended for approximately three years. Upon completion of the refinancing of its facility, VTR expects its consolidated cash balance, together with anticipated cash flow from operations, will provide it with sufficient capital to fund its existing operations for the foreseeable future. Although management believes it will be successful in refinancing the VTR Bank Facility prior to its due date of May 29, 2003, there can be no assurance that it will occur on terms that are satisfactory to VTR or us or at all.

Statements of Cash Flows

We had cash and cash equivalents of $327.4 million as of March 31, 2003, a decrease of $82.8 million from $410.2 million as of December 31, 2002. We had cash and cash equivalents of $775.8 million as of March 31, 2002, a decrease of $144.3 million from $920.1 million as of December 31, 2001.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net cash flows from operating activities	$74,427	$(77,112)
Net cash flows from investing activities	(153,183)	(306,541)
Net cash flows from financing activities	(8,873)	261,876
Effects of exchange rates on cash	4,817	(22,540)

Decrease in cash and cash equivalents	(82,812)	(144,317)
Cash and cash equivalents, beginning of period	410,185	920,140

Cash and cash equivalents, end of period	$327,373	$775,823

Three Months Ended March 31, 2003

Principal sources of cash during the three months ended March 31, 2003 included $43.6 million of net proceeds from the sale of short-term liquid investments, $4.8 million positive exchange rate effect on cash, $1.5 million of proceeds from short-term and long-term borrowings and $74.4 million from operating activities.

Principal uses of cash during the three months ended March 31, 2003 included $130.2 million of restricted cash deposited (primarily $116.0 million for the SBS Transaction), $57.6 million of capital expenditures, $10.3 million for the repayment of debt and $9.0 million for other investing activities.

Three Months Ended March 31, 2002

Principal sources of cash during the three months ended March 31, 2002 included $200.0 million from the issuance of common stock, $102.7 million of loan proceeds from notes payable to Liberty, $49.5 million of restricted cash released, $11.5 million of dividends received from affiliates and $2.3 million of net proceeds from the sale of short-term liquid investments.

Principal uses of cash during the three months ended March 31, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United, $114.7 million of capital expenditures, $28.4 million for the repayment of debt, $22.5 million negative exchange rate effect on cash, $21.1 million for the acquisition of UPC's remaining 30.0% interest in AST Romania, $13.0 million for deferred financing costs, $77.1 million for operating activities and $1.9 million for other investing and financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We invest our cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the United States). However, we do not expect any material losses with respect to our investment portfolio.

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of stockholders' equity (deficit) until such time as the stock is sold, at which time the realized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at March 31, 2003 included the following:

	Number of Shares	Fair Value March 31, 2003
		(In thousands)
PrimaCom	4,948,039	$1,937
SBS	6,000,000	$84,900

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

	Spot Rate
	Euro	Chilean Peso
December 31, 2002	0.9545	718.61
March 31, 2003	0.9195	731.56
March 31, 2002	1.1463	655.90
% Strengthening (Devaluation) 2002 to 2003	19.8%	(11.5%	)

	Average Rate
	Euro	Chilean Peso
March 31, 2003	0.9323	736.85
March 31, 2002	1.1404	669.71
% Strengthening (Devaluation) 2002 to 2003	18.2%	(10.0%	)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC:
Revenue	$385,177	$303,676

Adjusted EBITDA	$114,225	$48,076

Revenue based on prior year exchange rates(1)	$314,890

Adjusted EBITDA based on prior year exchange rates(1)	$93,378

Revenue impact(2)	$70,287

Adjusted EBITDA impact(2)	$20,847

VTR:
Revenue	$49,087	$42,693

Adjusted EBITDA	$12,459	$7,237

Revenue based on prior year exchange rates(1)	$54,006

Adjusted EBITDA based on prior year exchange rates(1)	$13,711

Revenue impact(2)	$(4,919)

Adjusted EBITDA impact(2)	$(1,252)

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

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(In thousands)

Foreign currency translation adjustments	$(228,973)	$42,529

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
U.S. dollar denominated facilities:
UPC 10.875% dollar senior notes due 2009(1)	$520,484	$520,484
UPC 12.5% dollar senior discount notes due 2009(1)	408,565	408,565
UPC 10.875% dollar senior notes due 2007(1)	113,766	113,766
UPC 11.25% dollar senior notes due 2009(1)	113,602	113,602
UPC 13.375% dollar senior discount notes due 2009(1)	254,634	254,634
UPC 11.25% dollar senior notes due 2010(1)	356,573	356,573
UPC 11.5% dollar senior notes due 2010(1)	145,078	145,078
UPC 13.75% dollar senior discount notes due 2010(1)	487,333	487,333
UPC Polska senior discount notes(1)	390,366	377,110
VTR Bank Facility(2)	138,000	144,000

Total	$2,928,401	$2,921,145

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

UPC had a cross currency swap related to the UPC Distribution Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. As of November 29, 2002, the swap was settled for €64.6 million, of which €12.0 million was paid as of December 31, 2002. The remaining amount of €52.6 million was paid on May 13, 2003. UPC also had an interest rate swap related to the UPC Distribution Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the Euro Interbank Offer Rate ("EURIBOR") portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, and accordingly the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity (deficit). This swap expired on April 15, 2003.

During the first quarter of 2003, UPC bought protection on the interest rate exposure on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations.

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on the classification of indebtedness in our unaudited condensed consolidated financial statements for the three months ended March 31, 2003. Contractual maturities may differ from the information shown in the table below. Fair value of these instruments is based on recent bid prices, when available.

	March 31, 2003		Expected payment as of December 31,
	Book Value	Fair Value	2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 notes (dollar)	$24,627	$8,866	$–	$–	$–	$–	$–	$24,627	$24,627
Average interest rate	10.75%	41.99%
Variable rate UPC senior notes due 2009 (dollar)	$520,484	$50,294	$520,484	–	–	–	–	–	520,484
Average interest rate	10.875%	164.90%
Fixed rate UPC senior notes due 2009 (euro)	$155,726	$20,023	$155,726	–	–	–	–	–	155,726
Average interest rate	10.875%	164.90%
Fixed rate UPC senior discount notes due 2009 (dollar)	$408,565	$29,988	$408,565	–	–	–	–	–	408,565
Average interest rate	12.50%	93.71%
Variable rate UPC senior notes due 2007 (dollar)	$113,766	$11,509	$113,766	–	–	–	–	–	113,766
Average interest rate	10.875%	139.99%
Fixed rate UPC senior notes due 2007 (euro)	$41,166	$5,976	$41,166	–	–	–	–	–	41,166
Average interest rate	10.875%	139.99%
Variable rate UPC senior notes due 2009 (dollar)	$113,602	$11,403	$113,602	–	–	–	–	–	113,602
Average interest rate	11.25%	134.80%
Fixed rate UPC senior notes due 2009 (euro)	$41,548	$6,027	$41,548	–	–	–	–	–	41,548
Average interest rate	11.25%	134.80%
Fixed rate UPC senior discount notes due 2009 (dollar)	$254,634	$19,692	$254,634	–	–	–	–	–	254,634
Average interest rate	13.375%	88.60%
Fixed rate UPC senior discount notes due 2009 (euro)	$100,469	$7,438	$100,469	–	–	–	–	–	100,469
Average interest rate	13.375%	88.60%
Fixed rate UPC senior notes due 2010 (dollar)	$356,573	$35,103	$356,573	–	–	–	–	–	356,573
Average interest rate	11.25%	169.69%
Fixed rate UPC senior notes due 2010 (euro)	$89,787	$11,874	$89,787	–	–	–	–	–	89,787
Average interest rate	11.25%	169.69%
Fixed rate UPC senior notes due 2010 (dollar)	$145,078	$19,472	$145,078	–	–	–	–	–	145,078
Average interest rate	11.50%	172.59%
Fixed rate UPC senior discount notes due 2010 (dollar)	$487,333	$43,284	$487,333	–	–	–	–	–	487,333
Average interest rate	13.75%	83.01%
Fixed rate UPC Polska senior discount notes	$390,366	$109,045	–	–	–	–	–	390,366	$390,366
Average interest rate	7.00%-14.50%	42.26%-87.54%
Variable rate UPC Distribution Bank Facility	$3,401,772	$3,401,772	3,401,772	–	–	–	–	–	3,401,772
Average interest rate	7.25%	7.25%
Notes payable to Liberty	$102,728	$102,728	102,728	–	–	–	–	–	102,728
Average interest rate	8.00%	8.00%
VTR Bank Facility	$138,000	$138,000	138,000	–	–	–	–	–	138,000
Average interest rate	7.83%	7.83%
Capital lease obligations	$56,924	$56,924	2,843	4,057	4,069	4,088	4,108	37,759	56,924
Average interest rate	Various	Various
Other debt	$96,865	$96,865	83,460	8,350	1,403	761	745	2,146	96,865
Average interest rate	Various	Various

Total debt	$7,040,013	$4,186,283	6,557,534	12,407	5,472	4,849	4,853	454,898	7,040,013

Operating leases			57,721	44,434	29,493	23,543	24,748	39,419	219,358
Other commitments			80,497	53,955	50,696	32,942	14,590	75,882	308,562

	Total commitments		138,218	98,389	80,189	56,485	39,338	115,301	527,920

	Total debt and commitments		$6,695,752	$110,796	$85,661	$61,334	$44,191	$570,199	$7,567,933

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, the Company and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Controls

There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see Notes 2 and 8 to the Company's unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 2 to the Company's unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 5. OTHER INFORMATION

Summary Operating Data

	March 31, 2003
				Video			Telephony			Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Lines(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,651,700	2,588,100	2,337,400	2,311,700	49,700	–	1,593,300	165,700	195,500	2,337,400	309,200	2,836,300
Poland	1,869,600	1,869,600	199,400	994,500	–	–	–	–	–	199,400	15,800	1,010,300
Hungary	1,001,100	957,800	512,200	691,200	–	82,400	84,900	64,900	71,400	451,300	32,000	870,500
Austria	1,081,400	923,300	920,100	502,200	21,300	–	899,700	149,800	151,200	920,100	187,100	860,400
France	2,656,600	1,356,200	669,400	462,700	7,600	–	669,400	55,800	57,300	669,400	22,300	548,400
Norway	529,000	482,600	196,200	336,200	32,600	–	135,100	22,900	25,400	196,200	32,300	424,000
Czech Republic	913,000	679,800	240,200	297,600	–	58,200	17,700	3,100	3,100	240,200	17,700	376,600
Sweden	770,000	421,600	264,300	274,000	17,800	–	–	–	–	264,300	64,600	356,400
Romania	659,600	458,400	–	326,200	–	–	–	–	–	–	–	326,200
Slovak Republic	517,800	381,800	17,300	293,600	–	10,100	–	–	–	–	–	303,700
Belgium	530,000	153,600	153,600	130,600	–	–	–	–	–	153,600	25,100	155,700

Total	13,179,800	10,272,800	5,510,100	6,620,500	129,000	150,700	3,400,100	462,200	503,900	5,431,900	706,100	8,068,500

Latin America:
Chile	2,350,000	1,717,400	980,900	464,700	–	6,800	980,900	233,400	266,100	978,200	82,300	787,200
Brazil	650,000	463,000	463,000	9,100	8,000	–	–	–	–	463,000	300	17,400
Peru	140,000	66,700	30,300	12,200	–	–	–	–	–	30,300	2,000	14,200
Uruguay	–	–	7,700	–	–	–	–	–	–	7,700	500	500

Total	3,140,000	2,247,100	1,481,900	486,000	8,000	6,800	980,900	233,400	266,100	1,479,200	85,100	819,300

Grand Total	16,319,800	12,519,900	6,992,000	7,106,500	137,000	157,500	4,381,000	695,600	770,000	6,911,100	791,200	8,887,800

	December 31, 2002
				Video			Telephony			Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Lines(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,650,700	2,580,300	2,332,000	2,332,600	52,200	–	1,587,900	170,000	203,000	2,332,000	303,600	2,858,400
Poland	1,869,000	1,869,000	190,800	994,900	–	–	–	–	–	190,800	13,900	1,008,800
Hungary	1,001,100	952,800	481,800	686,900	–	79,100	84,900	65,100	71,400	420,200	28,200	859,300
Austria	1,081,400	923,300	920,100	502,200	18,700	–	899,700	148,600	150,000	920,100	177,600	847,100
France	2,656,600	1,350,200	661,600	459,800	8,300	–	661,600	54,200	55,700	661,600	20,400	542,700
Norway	529,000	481,700	190,700	336,400	32,200	–	132,400	21,800	24,200	190,700	31,200	421,600
Czech Republic	913,000	678,100	238,300	295,400	–	52,000	17,700	3,100	3,100	238,300	15,300	365,800
Sweden	770,000	421,600	257,400	273,000	14,900	–	–	–	–	257,400	61,700	349,600
Romania	659,600	458,400	–	324,100	–	–	–	–	–	–	–	324,100
Slovak Republic	517,800	381,000	17,300	297,400	–	9,900	–	–	–	–	–	307,300
Belgium	530,000	153,500	153,500	130,500	–	–	–	–	–	153,500	24,100	154,600

Total	13,178,200	10,249,900	5,443,500	6,633,200	126,300	141,000	3,384,200	462,800	507,400	5,364,600	676,000	8,039,300

Latin America:
Chile	2,350,000	1,692,200	971,200	462,600	–	6,900	971,200	228,100	258,900	958,100	70,300	767,900
Brazil	650,000	463,000	463,000	8,800	8,900	–	–	–	–	463,000	300	18,000
Peru	140,000	66,600	29,100	11,600	–	–	–	–	–	29,100	1,800	13,400
Uruguay	–	–	6,300	–	–	–	–	–	–	6,300	500	500

Total	3,140,000	2,221,800	1,469,600	483,000	8,900	6,900	971,200	228,100	258,900	1,456,500	72,900	799,800

Grand Total	16,318,200	12,471,700	6,913,100	7,116,200	135,200	147,900	4,355,400	690,900	766,300	6,821,100	748,900	8,839,100

	March 31, 2002
				Video			Telephony			Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Lines(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,646,000	2,516,000	2,215,700	2,332,400	60,900	–	1,539,100	174,900	216,600	2,211,100	256,200	2,824,400
Poland	1,864,600	1,864,600	184,600	1,005,700	–	–	–	–	–	184,600	9,900	1,015,600
Hungary	1,001,100	946,500	464,600	665,800	–	58,200	84,900	66,100	71,900	339,400	17,000	807,100
Austria	1,081,400	923,300	920,100	498,400	10,100	–	899,700	142,600	143,900	920,100	152,500	803,600
France	2,656,600	1,328,200	633,400	437,900	9,600	–	633,400	57,300	59,100	633,400	21,900	526,700
Norway	529,000	479,000	165,500	335,300	31,300	–	126,000	20,500	22,500	165,500	25,700	412,800
Czech Republic	913,300	681,400	237,300	305,200	–	42,800	17,700	3,200	3,200	238,300	7,900	359,100
Sweden	770,000	421,600	250,800	266,600	9,100	–	–	–	–	250,800	50,800	326,500
Romania	659,600	458,400	–	319,700	–	–	–	–	–	–	–	319,700
Slovak Republic	517,800	376,900	17,300	302,400	–	10,600	–	–	–	–	–	313,000
Belgium	530,000	152,600	152,600	125,500	–	–	–	–	–	152,600	22,600	148,100

Total	13,169,400	10,148,500	5,241,900	6,594,900	121,000	111,600	3,300,800	464,600	517,200	5,095,800	564,500	7,856,600

Latin America:
Chile	2,350,000	1,687,400	901,100	437,600	–	8,400	901,100	194,700	220,800	846,700	30,400	671,100
Brazil	463,000	390,000	–	8,400	8,300	–	–	–	–	–	–	16,700
Peru	140,000	65,000	18,500	10,800	–	–	–	–	–	18,500	900	11,700
Uruguay	–	–	5,200	–	–	–	–	–	–	5,200	400	400

Total	2,953,000	2,142,400	924,800	456,800	8,300	8,400	901,100	194,700	220,800	870,400	31,700	699,900

Grand Total	16,122,400	12,290,900	6,166,700	7,051,700	129,300	120,000	4,201,900	659,300	738,000	5,966,200	596,200	8,556,500

(1)
"Homes in Service Area" are homes in our franchise areas that can potentially be served.

(2)
"Homes Passed" are homes that can be connected to our broadband network without further extending the distribution plant.

(3)
"Two-way Homes Passed" are homes passed by our network where customers can request and receive the installation of a two-way addressable set-top box, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.

(4)
"Analog Cable Subscriber" is a home or commercial unit connected to our distribution network that receives our video service.

(5)
"Digital Cable Subscriber" is a home or commercial unit connected to our distribution network with one or more digital converter boxes that receives our digital video service. A Digital Cable Subscriber is also counted as an Analog Cable Subscriber.

(6)
"DTH Subscriber" is a home or commercial unit that receives our video programming broadcast directly to the home via geosynchronous satellites.

(7)
"Telephony Homes Serviceable" are homes that can be connected to our broadband network (or twisted pair network in certain areas), where customers can request and receive voice services.

(8)
"Telephony Subscriber" is a home or commercial unit connected to our broadband network (or twisted pair network in certain areas), where a customer has requested and is receiving voice services.

(9)
"Telephony Lines" are the number of lines provided to our Telephony Subscribers.

(10)
"Internet Homes Serviceable" are homes that can be connected to our broadband network where customers can request and receive high-speed Internet access services.

(11)
"Internet Subscriber" is a home or commercial unit with one or more cable modems connected to our broadband network, where a customer has requested and is receiving high-speed Internet access services.

(12)
"Revenue Generating Unit", or "RGU", is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, Telephony Subscriber or Internet Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our analog cable service, digital cable service, telephone service and high-speed Internet access service, the customer would constitute four RGUs. "Total RGUs" is the sum of Analog, Digital Cable, DTH, Telephony and Internet Subscribers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Securities Purchase Agreement dated April 8, 2003, by and among United and Liberty International B-L LLC.(1)
10.2	Transaction Agreement dated March 31, 2003, by and among United, UGC/SPCo., Inc., Motorola, Inc. and Motorola UPC Holdings, Inc.(1)
10.3
Extension Agreement dated April 29, 2003, by and among VTR GlobalCom S.A. ("VTR"), the subsidiaries of VTR listed on the signature pages thereto, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement dated April 29, 1999, by and among VTR, the subsidiary guarantors of VTR listed on the signature pages thereto, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party thereto, and each of the lenders party thereto (as amended, the "Credit Agreement"), and each of the lenders party to the Credit Agreement.(2)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from United's Amendment No. 5 to its Registration Statement on Form S-1 dated May 2, 2003 (File No. 333-82776).

(2)
Incorporated by reference from Form 8-K filed by United, dated April 29, 2003 (File No. 000-496-58).

(b)    Reports on Form 8-K filed during the quarter

Date of Report	Date of Event	Item Reported
January 8, 2003	January 8, 2003	Item 5 & 7 – Announcement that on January 8, 2003, the United States Bankruptcy Court approved the second amended disclosure statement for UPC's pending Chapter 11 Bankruptcy case.
January 10, 2003	January 9, 2003
Item 5 & 7 – Announcement that on January 9, 2003, UPC and New UPC filed a second amended plan or reorganization and related second amended disclosure statement with the United States Bankruptcy Court and submitted a revision to the draft plan of compulsory composition (Akkoord).
January 15, 2003	January 9, 2003	Item 5 & 7 – Correction of certain information in the second amended disclosure statement dated January 7, 2003 filed by UPC to UPC's Report on Form 8-K filed on January 9, 2003.
January 28, 2003	January 27, 2003
Item 7 & 9 – Announcement that on January 27, 2003, UPC filed with the United States Bankruptcy Court its monthly unaudited parent only operating report for the period from December 3, 2002 to December 31, 2002.
January 29, 2003	January 27, 2003
Item 5 – Announcement that on January 22, 2003, United gave notice to Michael T. Fries and Mark L. Schneider of foreclosure on all of the collateral securing their loans with United and loans with John F. Riordan have been extended for six months.
February 14, 2003	February 12, 2003
Item 7 & 9 – Announcement that on February 12, 2003, UPC filed a motion with the United States Bankruptcy Court for an order authorizing the transfer of shares of SBS Broadcasting to UPC and the sale of SBS shares to United.

February 20, 2003	February 18, 2003
Item 7 & 9 – Announcement that on February 18, 2003, UPC filed with the United States Bankruptcy Court its monthly unaudited parent only operating report for the period from January 1, 2003 to January 31, 2003.
February 21, 2003	February 20, 2003
Item 5 & 7 – Announcement that on February 21, 2003, the United States Bankruptcy Court confirmed the second amended plan of reorganization, dated January 7, 2003, as modified, filed by UPC and New UPC.
March 3, 2003	March 3, 2003	Item 5 & 7 – Announcement that on March 3, 2003, UPC's creditors voted in favor of the compulsory composition, Akkoord.
March 14, 2003	March 13, 2003	Item 5 & 7 – Announcement that on March 13, 2003, the Dutch Bankruptcy Court ratified the Akkoord subject to an appeal period.
March 25, 2003	March 21, 2003	Item 5 & 7 – Announcement that on March 21, 2003, InterComm Holding, L.L.C. and three of its affiliates filed an appeal against the Dutch Bankruptcy Court's ratification of the Akkoord.
March 31, 2003	March 31, 2003	Item 7 & 9 – Announcement that on March 31, 2003, United issued a press release on its operating and financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date: May 15, 2003	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gene W. Schneider, certify that:

1.
I have reviewed this quarterly report for the quarter ended March 31, 2003 on Form 10-Q of UnitedGlobalCom, Inc.;

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ GENE W. SCHNEIDER
Gene W. Schneider Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Frederick G. Westerman III, certify that:

1.
I have reviewed this quarterly report for the quarter ended March 31, 2003 on Form 10-Q of UnitedGlobalCom, Inc.;

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ FREDERICK G. WESTERMAN III
Frederick G. Westerman III Chief Financial Officer