Form 10-Q
period 2003-06-30
UNITEDGLOBALCOM INC
filed 2003-08-14
CIK 1134061

Use these links to rapidly review the document
PART I – FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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
Yes ☐ No ☒

The registrant's outstanding common stock as of August 1, 2003 consisted of:

Class A common stock – 105,251,673 shares
Class B common stock –    8,198,016 shares
Class C common stock – 303,123,542 shares

PART I – FINANCIAL INFORMATION

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

Assets	June 30, 2003	December 31, 2002
Current assets
Cash and cash equivalents	$306,460	$410,185
Restricted cash	62,226	48,219
Short-term liquid investments	1,563	45,854
Subscriber receivables, net of allowance for doubtful accounts of $61,495 and $71,485, respectively	121,777	136,796
Related party receivables	12,007	15,402
Other receivables	47,898	50,759
Deferred financing costs, net of accumulated amortization of $27,826 and $24,928, respectively	53,867	62,996
Other current assets, net	87,876	95,340

Total current assets	693,674	865,551
Long-term assets
Property, plant and equipment, net	3,612,728	3,640,211
Goodwill, net	1,275,176	1,182,795
Other intangible assets, net	80,524	81,314
Investments in affiliates, accounted for under the equity method, net	123,598	153,853
Other assets, net	16,304	7,870

Total assets	$5,802,004	$5,931,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)
(Unaudited)

Liabilities and Stockholders' Equity (Deficit)	June 30, 2003	December 31, 2002
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of $1,378 and $1,704, respectively	$199,525	$192,414
Accrued liabilities	327,004	328,927
Subscriber prepayments and deposits	157,537	127,553
Short-term debt	5,998	205,145
Notes payable, related party	102,728	102,728
Current portion of senior notes and senior discount notes	418,690	–
Current portion of other long-term debt	3,432,455	3,366,235
Other current liabilities	10,909	16,448

Total current liabilities not subject to compromise	4,654,846	4,339,450

Subject to compromise:
Accounts payable	42,202	38,647
Accrued liabilities	238,009	232,603
Current portion of senior notes and senior discount notes	2,850,971	2,812,988

Total current liabilities subject to compromise	3,131,182	3,084,238

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	24,627	415,932
Other long-term debt	183,060	56,739
Net negative investment in deconsolidated subsidiaries	171,972	801,958
Deferred taxes	241,789	184,858
Other long-term liabilities	96,659	88,634

Total long-term liabilities not subject to compromise	718,107	1,548,121

Guarantees, commitments and contingencies (Note 8)
Minority interests in subsidiaries	15,799	1,402,146

Stockholders' equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 112,591,705 and 110,392,692 shares issued, respectively	1,126	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	3,687,987	3,683,644
Deferred compensation	(14,259)	(28,473)
Class A treasury stock, at cost	(34,162)	(34,162)
Class B treasury stock, at cost	–	–
Accumulated deficit	(4,883,632)	(6,945,687)
Accumulated other comprehensive income (loss)	(1,478,110)	(1,121,907)

Total stockholders' equity (deficit)	(2,717,930)	(4,442,361)

Total liabilities and stockholders' equity (deficit)	$5,802,004	$5,931,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations
	2003	2002	2003	2002
Revenue	$465,109	$379,732	$901,151	$728,772
Operating expense(1)	(197,719)	(196,133)	(387,988)	(381,049)
Selling, general and administrative expense	(134,234)	(121,875)	(264,047)	(240,004)
Depreciation and amortization	(211,487)	(172,453)	(406,205)	(337,637)
Impairment and restructuring	1,096	(19,437)	1,096	(22,895)

Operating income (loss)	(77,235)	(130,166)	(155,993)	(252,813)
Interest income, including related party income of $690, $683, $929 and $3,148, respectively	2,502	12,696	7,905	22,617
Interest expense, including related party expense of $2,049, $1,976, $4,075 and $20,749, respectively	(94,879)	(154,361)	(189,868)	(338,495)
Foreign currency exchange gains, net	263,451	542,881	414,411	496,516
Gain (loss) on sale of investments in affiliates, net	281,483	(12,409)	281,604	(12,912)
Gain on extinguishment of debt	–	365,490	74,401	2,208,782
Other income (expense), net	(11,025)	7,524	(14,040)	(162,215)

Income before income taxes and other items	364,297	631,655	418,420	1,961,480
Reorganization expense	(5,524)	–	(13,720)	–
Income tax expense, net	(30,767)	(36,874)	(57,519)	(159,175)
Minority interests in subsidiaries, net	274	(18,425)	737	(42,412)
Share in results of affiliates, net	293,734	(6,786)	291,035	(77,748)

Income before cumulative effect of change in accounting principle	622,014	569,570	638,953	1,682,145
Cumulative effect of change in accounting principle	–	–	–	(1,344,722)

Net income	$622,014	$569,570	$638,953	$337,423

Earnings per share (Note 12):
Basic net income before cumulative effect of change in accounting principle	$3.45	$1.37	$4.97	$4.58
Cumulative effect of change in accounting principle	–	–	–	(3.67)

Basic net income	$3.45	$1.37	$4.97	$0.91

Diluted net income before cumulative effect of change in accounting principle	$3.45	$1.37	$4.97	$4.55
Cumulative effect of change in accounting principle	–	–	–	(3.64)

Diluted net income	$3.45	$1.37	$4.97	$0.91

Statements of Comprehensive Income
Net income	$622,014	$569,570	$638,953	$337,423
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(143,903)	(454,297)	(372,876)	(411,768)
Change in fair value of derivative assets	4,058	2,959	10,616	10,514
Other	6,024	453	6,057	433

Comprehensive income	$488,193	$118,685	$282,750	$(63,398)

(1)
Exclusive of items shown separately below, including depreciation and amortization and impairment and restructuring.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class A Treasury Stock		Class B Treasury Stock
														Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation					Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount			Total
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	–	$–	$(6,945,687)	$(1,121,907)	$(4,442,361)
Issuance of Class A common stock for UPC preference shares	2,155,905	22	–	–	–	–	6,082	–	–	–	–	–	1,423,102	–	1,429,206
Issuance of Class A common stock in connection with 401(k) plan	43,108	–	–	–	–	–	157	–	–	–	–	–	–	–	157
Equity transactions of subsidiaries and other	–	–	–	–	–	–	(1,896)	1,896	–	–	–	–	–	–	–
Amortization of deferred compensation.	–	–	–	–	–	–	–	12,318	–	–	–	–	–	–	12,318
Receipt of Class A and Class B common stock in satisfaction of executive loans	–	–	–	–	–	–	–	–	188,792	–	672,316	–	–	–	–
Net income	–	–	–	–	–	–	–	–	–	–	–	–	638,953	–	638,953
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(372,876)	(372,876)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	10,616	10,616
Unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	6,251	6,251
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(194)	(194)

June 30, 2003	112,591,705	$1,126	8,870,332	$89	303,123,542	$3,031	$3,687,987	$(14,259)	7,593,032	$(34,162)	672,316	$–	$(4,883,632)	$(1,478,110)	$(2,717,930)

Accumulated Other Comprehensive Income (Loss)

	June 30, 2003	December 31, 2002
	(In thousands)
Foreign currency translation adjustments	$(1,500,952)	$(1,128,076)
Fair value of derivative assets	–	(10,616)
Other	22,842	16,785

Total	$(1,478,110)	$(1,121,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$638,953	$337,423
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	406,205	337,637
Impairment and restructuring	(1,096)	22,895
Stock-based compensation	14,386	17,357
Accretion of interest on senior notes and amortization of deferred financing costs	43,423	137,839
Unrealized foreign exchange gains, net	(398,245)	(492,295)
(Gain) loss on sale of investments in affiliates and other assets, net	(281,604)	12,912
Gain on extinguishment of debt	(74,401)	(2,208,782)
Loss on derivative securities	11,348	155,918
Deferred tax provision	55,780	143,081
Minority interests in subsidiaries, net	(737)	42,412
Share in results of affiliates, net	(291,035)	77,748
Cumulative effect of change in accounting principle	–	1,344,722
Change in receivables, net	45,940	23,582
Change in other assets	10,611	915
Change in accounts payable, accrued liabilities and other	(4,788)	(199,759)

Net cash flows from operating activities	174,740	(246,395)

Cash Flows from Investing Activities
Capital expenditures	(132,943)	(189,555)
Purchase of short-term liquid investments	(971)	(75,820)
Proceeds from sale of short-term liquid investments	45,560	54,563
Restricted cash (deposited) released, net	(11,449)	38,485
Proceeds from sale of investments in affiliated companies	43,150	–
New acquisitions, net of cash acquired	(764)	(21,098)
Purchase of interest rate swaps	(9,750)	–
Settlement of interest rate swaps	(58,038)	–
Other	459	7,566

Net cash flows from investing activities	(124,746)	(185,859)

Cash Flows from Financing Activities
Issuance of common stock	–	200,006
Proceeds from short-term and long-term borrowings	–	9,793
Proceeds from note payable to shareholder	–	102,728
Retirement of existing senior notes	–	(231,630)
Deferred financing costs	(2,233)	(18,293)
Repayments of short-term and long-term borrowings	(162,330)	(66,394)

Net cash flows from financing activities	(164,563)	(3,790)

Effect of Exchange Rates on Cash	10,844	31,384

Decrease in Cash and Cash Equivalents	(103,725)	(404,660)
Cash and Cash Equivalents, Beginning of Period	410,185	920,140

Cash and Cash Equivalents, End of Period	$306,460	$515,480

Supplemental Cash Flow Disclosures:
Cash paid for reorganization expenses	$13,736	$–

Cash paid for interest	$123,596	$120,095

Cash received for interest	$5,528	$13,955

Non-cash Investing and Financing Activities:
Issuance of common stock for financial assets	$–	$1,206,441

Assumption of note payable for financial assets	$–	$304,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Organization and Nature of Operations

UnitedGlobalCom, Inc. (the "Company", "United", "we", "us", "our" or similar terms) was formed in February 2001 as part of a series of planned transactions with UGC Holdings, Inc. ("UGC Holdings") and Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty"), which restructured and recapitalized our business. Today, we, together with our operating subsidiaries, are one of the largest broadband communications providers outside the United States in terms of homes passed and number of subscribers. We provide video distribution services and/or telephone and Internet access services in 15 countries worldwide. Our operations are grouped into two major geographic regions – Europe and Latin America. Our European operations are held through our 53.1% owned, publicly traded subsidiary, United Pan-Europe Communications N.V. ("UPC"). UPC is the largest pan-European broadband communications company in terms of homes passed and number of subscribers. UPC provides video, telephone and/or Internet access services in 11 countries in Europe. UPC's shares are publicly traded on the official segment of the stock market of Euronext Amsterdam, N.V. under the symbol "UPC" and on the Over the Counter Bulletin Board in the United States under the symbol "UPCOY.OB". Our primary Latin American operation is our wholly owned Chilean operation, VTR GlobalCom S.A. ("VTR"). VTR is Chile's largest multi-channel television and high-speed Internet access provider in terms of homes passed and number of subscribers, and the second largest provider of residential telephone services. Our primary goal in these markets is to capitalize on the opportunity to increase revenues and cash flows through the continued sale of new and expanded video services and telephone and high-speed Internet access services over our broadband communications networks. We refer to these broadband services as "Triple-Play", or "Triple-Play Distribution".

2.     Risks, Uncertainties and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. On a consolidated basis, we have a net working capital deficiency as a result of recurring losses from operations and defaults under certain bank credit facilities and senior and senior discount note agreements. With the successful completion of the planned restructuring of UPC, we believe on a consolidated basis that we will have sufficient sources of capital, working capital and operating cash flows to enable us to continue as a going concern. While we are optimistic that the UPC restructuring will be completed successfully, we cannot give assurance that it will be completed on terms that are acceptable to us or UPC or at all. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we not be able to continue as a going concern.

United Corporate

As of June 30, 2003, excluding restricted cash of $21.6 million, we had $74.2 million in cash on hand, of which United, UGC Holdings, United Latin America, Inc. ("ULA") and other wholly owned subsidiaries had $17.1 million, $7.0 million, $44.1 million and $6.0 million, respectively. As of June 30, 2003, we had negative working capital of $10.2 million, due primarily to notes payable to Liberty totaling $102.7 million (due in January and February 2004). To meet our cash needs over the next year, we plan to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. Uses of cash over the next year in addition to repayment of the Liberty notes may include approximately $25.0 million for interest on the Liberty notes and general corporate purposes. Although we expect these plans to be successful, there can be no assurance they will occur on terms that are satisfactory to us or at all.

UPC

UPC has a net working capital deficiency as a result of recurring losses from operations and defaults under its senior notes, senior discount notes, the $1.225 billion 6% guaranteed discount notes due 2007 (the "UPC Exchangeable Loan") and the senior secured credit facility among UPC Distribution Holdings, B.V. ("UPC Distribution") as borrower and TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as facility agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility"). UPC's ability to continue as a going concern is dependent on (i) the successful completion of its restructuring and (ii) its ability to generate enough cash flow to enable it to recover the carrying value of its assets and satisfy its liabilities in the normal course of business.

On March 4, 2002, UPC received the first of a series of waivers from the lenders of the UPC Distribution Bank Facility and the UPC Exchangeable Loan for the potential cross events of default under such facilities that existed or may exist as a result of UPC's failure to make interest payments due within the applicable cure periods, or any resulting cross defaults. These waivers were periodically extended through September 30, 2003.

On September 30, 2002, we, UPC and members of an ad-hoc committee representing UPC's bondholders agreed on a plan to restructure and recapitalize UPC (the "Restructuring Agreement"). If completed under its current terms, the Restructuring Agreement will substantially reduce UPC's debt through the judicially supervised conversion of the UPC Exchangeable Loan and UPC's senior notes and senior discount notes into new common stock issued by a newly formed Delaware corporation ("New UPC"). Key terms of the Restructuring Agreement are as follows:

  •
  We will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution in certain circumstances) in exchange for approximately $1.5 billion accreted amount of UPC senior notes and senior discount notes (collectively the "United UPC Bonds") and the UPC Exchangeable Loan;
  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution in certain circumstances) in exchange for approximately $2.8 billion accreted amount of UPC senior notes and senior discount notes owned by them; and
  •
  UPC's existing ordinary and preferred shareholders, including us and UGC Holdings, will receive approximately 2.0% of New UPC's pro forma equity (subject to dilution in certain circumstances). UGC Holdings currently owns 53.1% of UPC's ordinary shares and we and UGC Holdings own 79.4% and 20.2%, respectively, of UPC's preference shares.

In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "U.S. Chapter 11 Case") with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"), including a pre-negotiated plan of reorganization dated December 3, 2002 (the "Reorganization Plan"). In order to fully achieve the restructuring, including the distributions contemplated by the Reorganization Plan, it was necessary to effect the restructuring under the laws of The Netherlands. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, UPC filed a proposed plan of compulsory composition (the "Akkoord") with the Dutch Bankruptcy Court under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). UPC submitted a revision to the Reorganization Plan in the U.S. Bankruptcy Court and to the Akkoord in the Dutch Bankruptcy Court on December 23, 2002, and a subsequent revision on January 7, 2003. The U.S. Bankruptcy Court confirmed the Reorganization Plan on February 20, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a €1.00 claim and one vote, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. On April 15, 2003, the Dutch Court of Appeals confirmed the Dutch Bankruptcy Court's ratification of the Akkoord. On April 23, 2003, ICH appealed the ratification of the Akkoord to the Dutch Supreme Court. Briefs have been submitted to the Dutch Supreme Court. On July 11, 2003, the Dutch Attorney General delivered advice to the Dutch Supreme Court, which concluded that the grounds for appeal are without merit and, therefore, the appeal should be dismissed. The Dutch Supreme Court is independent of the Dutch Attorney General, however, and there can be no assurance that the Dutch Supreme Court will act consistently with the advice of the Dutch Attorney General. The Dutch Supreme Court is expected to rule on the appeal by the end of August, 2003. UPC believes the appeal is without merit. In addition to the Dutch Attorney General advice, the U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. UPC does not expect that ICH's Dutch appeal will affect the successful completion of UPC's restructuring, which in all other respects has been finalized.

Unless the parties agree to an extension, any party to the Restructuring Agreement may terminate its obligations under the agreement after September 3, 2003, the date nine months after the filing of the U.S. Chapter 11 Case; however, no creditor may change or withdraw its acceptance or rejection of the Reorganization Plan absent an order of the U.S. Bankruptcy Court for cause shown.

UPC believes subscriber growth has been impacted in some countries by UPC's financial restructuring, however UPC believes the restructuring has not had a material adverse effect on its subsidiaries or UPC's relationship with suppliers and employees. Upon completion of the restructuring, UPC expects that its existing cash balances, working capital, cash flow from operations and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, if UPC wishes to expand its cable television services or broadband communications network to take full advantage of business opportunities, it will require additional capital. UPC does not know when additional financing may be available to it (if at all) or available on favorable terms.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read together with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include our accounts and all subsidiaries where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest, including the accounts of UPC. Although the U.S. and Dutch bankruptcy laws do convey significant rights to the bankruptcy courts, we believe during UPC's bankruptcy proceedings that we substantively control UPC for the following primary reasons:

  •
  As both the majority debt and equity holder, we had majority voting control before UPC commenced voluntary bankruptcy proceedings and will have majority voting control of UPC on its emergence from bankruptcy;
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

In connection with the bankruptcy proceedings, UPC is required to prepare its unaudited condensed consolidated financial statements as of June 30, 2003, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC's pre-petition liabilities that are subject to compromise under its Reorganization Plan are segregated in UPC's unaudited condensed consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Reorganization Plan. The estimates for allowable amounts are based on accounting records, discussions with creditors and amounts as documented in the Reorganization Plan, although these estimates for allowable amounts could change. Since we consolidate UPC, financial information with respect to UPC included in our accompanying unaudited condensed consolidated financial statements as of June 30, 2003, has been prepared in accordance with SOP 90-7. The following presents condensed financial information for UPC in accordance with SOP 90-7:

	June 30, 2003	December 31, 2002
	(In thousands)
Balance Sheet
Assets
Current assets	$492,755	$578,630
Long-term assets	4,600,867	4,587,443

Total assets	$5,093,622	$5,166,073

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$4,470,134	$4,028,546
Intercompany payable to United(1)	5,515	5,436

Total current liabilities not subject to compromise	4,475,649	4,033,982

Subject to compromise:
Accounts payable	42,202	38,647
Accrued liabilities	238,009	232,603
Intercompany payable to United(1)	138,393	135,652
Current portion of long-term debt	2,850,971	2,812,988
Debt owned by United(1)	2,494,634	2,470,770

Total current liabilities subject to compromise	5,764,209	5,690,660

Long-term liabilities not subject to compromise	338,788	693,309

Minority interests in subsidiaries	1,721	1,739

Convertible preferred stock subject to compromise(2)	1,904,461	1,744,043

Stockholders' equity (deficit)	(7,391,206)	(6,997,660)

Total liabilities and stockholders' equity (deficit)	$5,093,622	$5,166,073

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)
Statement of Operations
Revenue	$409,183	$794,359
Expense	(287,695)	(564,773)
Depreciation and amortization	(194,296)	(373,011)

Operating income (loss)	(72,808)	(143,425)
Other income (expense), net	156,492	276,796

Net income (loss)	$83,684	$133,371

(1)
Eliminated in consolidation.

(2)
99.6% is eliminated in consolidation.

In accordance with SOP 90-7, interest expense on liabilities subject to compromise is reported in the accompanying unaudited condensed consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim. For the three and six months ended June 30, 2003, actual interest expense on liabilities subject to compromise totaled nil and contractual interest expense on liabilities subject to compromise totaled $134.1 million and $265.7 million, respectively. The reorganization expenses reported in the accompanying unaudited condensed consolidated statements of operations include professional fees of $5.5 million and $13.7 million for the three and six months ended June 30, 2003, respectively.

Stock-Based Compensation

We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). We have provided pro forma disclosures of net loss under the fair value method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of SFAS No. 123, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income, as reported	$622,014	$569,570	$638,953	$337,423
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,275	8,648	14,386	17,357
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(20,256)	(29,510)	(44,749)	(52,821)

Pro forma net income	$610,033	$548,708	$608,590	$301,959

Basic net income per common share:
As reported	$3.45	$1.37	$4.97	$0.91

Pro forma	$3.42	$1.32	$4.90	$0.81

Diluted net income per common share:
As reported	$3.45	$1.37	$4.97	$0.91

Pro forma	$3.42	$1.32	$4.90	$0.82

Stock-based compensation is recorded as a result of applying fixed-plan accounting to the UPC stock option plan and applying variable-plan accounting to certain of our other subsidiaries' stock-based compensation plans. Under fixed-plan accounting, deferred compensation is recorded for the difference between fair value of options granted and the option price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the vesting period of the option, which is generally 48 months. Under variable-plan accounting, compensation expense (credit) is recognized at each financial statement date for vested options based on the difference between the grant price and the estimated fair value of the underlying common stock, until the options are exercised or expire, or until the fair value is less than the original grant price. Currently, almost all of our subsidiaries' variable stock option plans contain outstanding options with exercise prices greater than the current fair value of the underlying common stock.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. We adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 required us to reclassify gains and losses associated with the extinguishment of debt (including the related tax effects) from extraordinary classification to other income in the accompanying condensed consolidated statements of operations.

New Accounting Principles

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We are currently evaluating SFAS No. 149 to determine its impact on our financial position, results of operations, and cash flows, if any.

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We are currently evaluating SFAS No. 150 to determine its impact on our financial position, results of operations, and cash flows, if any.

UnitedGlobalCom, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

4.     Acquisitions, Dispositions and Other

Acquisition of UPC Preference Shares

On April 4, 2003, we issued 879,041 shares of our Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among us, a subsidiary of ours, Motorola Inc. and Motorola UPC Holdings, Inc. In consideration for the 879,041 shares of our Class A common stock, we acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 14, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated April 8, 2003, among us and Liberty. In consideration for the 426,360 shares of our Class A common stock, we acquired 2,122 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $812.2 million was recognized during the second quarter of 2003 from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of the preference shares at the transaction date. This gain is reflected in the accompanying condensed consolidated statement of stockholders' equity (deficit).

Sale of Megapo Interest

In June 2003, we sold our indirect approximate 90.3% interest in Megapo Comunicaciones de Mexico, S.A de C.V. ("Megapo") for $45.2 million in cash (including settlement of certain liabilities owed to us and our affiliates prior to closing) and a $5.0 million promissory note, deposited into escrow. A loss of $3.3 million was recognized during the second quarter of 2003 from the sale of this interest for the difference between the net carrying value of our investment in Megapo and the consideration received, less costs to sell. Subsequent to the sale, the purchaser asserted a claim of approximately $3.4 million against the escrowed amount. That amount will remain in escrow pending resolution of the purchaser's claim. The remaining amount of $1.6 million (in the form of a replacement note) has been released from escrow and delivered to ULA. This note matures on September 10, 2003.

5.     Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill (net of accumulated amortization) by operating segment for the six months ended June 30, 2003 is as follows:

	December 31, 2002	Acquisitions	Currency Translation Adjustments	June 30, 2003
	(In thousands)
Europe:
Triple Play Distribution
Austria	$140,349	$–	$12,909	$153,258
Belgium	12,947	–	1,191	14,138
Hungary	73,878	216	1,646	75,740
The Netherlands	639,816	–	58,850	698,666
Norway	9,017	–	(333)	8,684
Sweden	142,771	–	13,564	156,335
Other	23,307	–	416	23,723

Total	1,042,085	216	88,243	1,130,544
Latin America:
Triple Play Distribution
Chile	140,710	–	3,922	144,632

Total	$1,182,795	$216	$92,165	$1,275,176

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

	June 30, 2003			December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In thousands)
License fees	$129,966	$(51,133)	$78,833	$124,939	$(44,803)	$80,136
Other	8,228	(6,537)	1,691	4,160	(2,982)	1,178

Total	$138,194	$(57,670)	$80,524	$129,099	$(47,785)	$81,314

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Amortization expense	$(4,079)	$(1,488)	$(8,119)	$(5,640)

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Remaining estimated amortization expense	$6,241	$8,791	$8,534	$8,419	$8,418	$40,121

6.     Net Negative Investment in Deconsolidated Subsidiaries

On March 29, 2002, United Australia/Pacific, Inc. ("UAP") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003.

In April 2003, pursuant to the UAP Plan, affiliates of Castle Harlan Australian Mezzanine Partners Pty Ltd. ("CHAMP") acquired UAP's indirect approximate 63.2% interest in United Austar, Inc. ("UAI"), which owns approximately 80.7% of Austar United Communications Limited ("Austar United"). The purchase price for UAP's indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. Upon consummation of the UAP Plan, we recognized our proportionate share of UAP's gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million). Such amounts are reflected in share in results of affiliates in the accompanying condensed consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

7.     Debt

Senior Notes and Senior Discount Notes

	June 30, 2003		December 31, 2002
	(In thousands)
UGC Holdings 1998 notes	$24,627		$24,313
UPC Polska senior discount notes	404,181		377,110
PCI Notes	14,509		14,509
UPC July 1999 senior notes:
UPC 10.875% dollar senior notes due 2009	520,484	(1)	520,484
UPC 10.875% euro senior notes due 2009	163,806	(1)	150,013
UPC 12.5% dollar senior discount notes due 2009	408,565	(1)	408,565
UPC October 1999 senior notes:
UPC 10.875% dollar senior notes due 2007	113,766	(1)	113,766
UPC 10.875% euro senior notes due 2007	43,301	(1)	39,655
UPC 11.25% dollar senior notes due 2009	113,602	(1)	113,602
UPC 11.25% euro senior notes due 2009	43,702	(1)	40,019
UPC 13.375% dollar senior discount notes due 2009	254,634	(1)	254,634
UPC 13.375% euro senior discount notes due 2009	105,680	(1)	96,782
UPC January 2000 senior notes:
UPC 11.25% dollar senior notes due 2010	356,573	(1)	356,573
UPC 11.25% euro senior notes due 2010	94,447	(1)	86,484
UPC 11.5% dollar senior notes due 2010	145,078	(1)	145,078
UPC 13.75% dollar senior discount notes due 2010	487,333	(1)	487,333

Total	3,294,288		3,228,920
Current portion	(3,269,661)		(2,812,988)

Long-term portion	$24,627		$415,932

(1)
These senior notes and senior discount notes are subject to compromise in connection with UPC's restructuring (see Note 2 and Note 3).

UGC Holdings 1998 Notes

The UGC Holdings 1998 Notes accreted to an aggregate principal amount of $1.375 billion on February 15, 2003, at which time cash interest began to accrue. Commencing August 15, 2003, cash interest on the UGC Holdings 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The UGC Holdings 1998 Notes mature on February 15, 2008. As of June 30, 2003, the following entities held the UGC Holdings 1998 Notes:

	Principal Amount at Maturity
	(In thousands)
United	$638,008	(1)
IDT United	599,173	(1)
Third parties	24,627

Total	$1,261,808

(1)
Eliminated in consolidation.

In December 2001, IDT United, Inc. ("IDT United") commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior discount notes of UGC Holdings (the "UGC Holdings 1998 Notes"). As of the expiration of the tender offer on February 1, 2002, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.3504 billion face amount. At the time of the tender offer, Liberty had an equity and debt interest in IDT United.

Prior to the merger transaction with Liberty on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the UGC Holdings 1998 Notes (which had previously been distributed to Liberty by IDT United in redemption of a portion of Liberty's equity interest and in prepayment of a portion of IDT United's debt to Liberty), as well as all of Liberty's remaining interest in IDT United. On January 30, 2002, Liberty loaned us approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned us an additional approximately $85.4 million. We used the proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. As a result of these transactions and subsequent accrued interest on the convertible promissory notes, we have a 33.3% common equity interest in IDT United and a fully diluted interest (assuming conversion of convertible promissory notes) of 93.6%. For financial reporting purposes, we consolidate IDT United as a "special purpose entity", due to insufficient third party residual equity at risk.

On May 14, 2003, UGC Holdings accepted the release of $113.2 million face amount of the UGC Holdings 1998 Notes held by us, together with accrued but unpaid interest thereon, in full satisfaction of all liability under a certain promissory note dated March 10, 2003, evidencing indebtedness owed by us to UGC Holdings.

As of June 30, 2003, UGC Holdings had $7.0 million in cash and cash equivalents on hand. The UGC Holdings 1998 Notes began to accrue interest on a cash-pay basis on February 15, 2003. The first interest payment of $67.8 million is due on August 15, 2003. UGC Holdings does not intend to make this interest payment. If the failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing these notes, on its own initiative or at the request of the holders of the notes, can declare the entire unpaid principal and accrued interest of the notes to be due and payable. The trustee, either independently or at the request of the note holders, could initiate bankruptcy proceedings against UGC Holdings, sue to recover the amount of the notes or take any other action available to creditors.

UPC Polska Proposed Recapitalization

On June 19, 2003 our subsidiary UPC Polska Inc. ("UPC Polska") signed a binding agreement with creditors, holding approximately 86% of UPC Polska's total debt, in support of a judicially supervised restructuring of the balance sheet of UPC Polska. These creditors include (i) an ad-hoc committee of bondholders, which together with a creditor subsequently joining the agreement, hold approximately 75% of UPC Polska's outstanding bonds, and (ii) UPC Telecom B.V. ("UPC Telecom") and Belmarken Holding B.V. ("Belmarken"), which are wholly-owned subsidiaries of UPC and together hold approximately 17% of UPC Polska's outstanding bonds and approximately $481.0 million principal amount constituting substantially all of the other indebtedness of UPC Polska as of June 30, 2003.

If implemented under its current terms, the agreed restructuring will significantly reduce UPC Polska's indebtedness, substantially de-levering UPC Polska's balance sheet. The restructuring agreement consists primarily of the following key terms:

  •
  third party bondholders (excluding UPC Telecom) will receive $80.0 million in cash and $60.0 million in new 9.0% Senior Notes due 2006 to be co-issued by UPC Polska and Polska Finance, Inc., a subsidiary of UPC Polska (the "New Senior Notes") for the exchange of approximately $373.0 million in accreted value as of May 31, 2003 of their holding of UPC Polska bonds;
  •
  UPC Telecom and Belmarken will receive $15.0 million in cash and 100% of the newly issued common stock of reorganized UPC Polska in exchange for (i) all of the loans and affiliated debt of UPC Polska (other than the UPC Polska bonds) of approximately $477.2 million in principal amount at May 31, 2003, plus accrued interest and (ii) all of the UPC Polska bonds held by UPC Telecom, amounting to approximately $77.0 million in accreted value as of May 31, 2003; and
  •
  Reece Communications, Inc. ("RCI") will receive in exchange for its claim under a promissory note (the "RCI Note") of $6.0 million in principal amount at stated maturity a consideration per $1,000.00 of claim amount which is equal to the amount of cash and New UPC Senior Notes per $1,000.00 of claim amount payable to the holders of UPC Polska bonds (other than UPC Telecom).

In addition, the restructuring agreement contains an agreement by the parties (other than UPC Polska) to forbear on exercising rights and remedies relating to defaults on UPC Polska bonds and/or any other security of UPC Polska held by the parties while the restructuring agreement remains in effect.

In order to effect the restructuring, UPC Polska filed, with the approval of its affiliated creditors and with the approval of nearly 75% of the non-affiliated holders of UPC Polska's outstanding bonds, a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 7, 2003, and filed a pre-negotiated plan of reorganization on July 8, 2003, with the U.S. Bankruptcy Court. UPC Polska remains in possession of its assets and properties and continues to operate its businesses and manage its properties as a debtor-in-possession pursuant to the U.S. Bankruptcy Code and under the supervision of the U.S. Bankruptcy Court. The Chapter 11 proceeding of UPC Polska does not involve any of the operating subsidiaries of UPC Polska that hold substantially all of the assets and employee, supplier and customer contracts relating to its business. The restructuring contemplated by the agreement is subject to various closing conditions, and should be completed by the end of 2003. Upon completion of the proposed recapitalization of UPC Polska, the New Senior Notes will be the only long-term debt of UPC Polska. As a result of UPC Polska's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, all of UPC Polska's long-term debt has been classified as short-term.

Other Long-Term Debt

	June 30, 2003	December 31, 2002
	(In thousands)
UPC Distribution Bank Facility	$3,413,846	$3,289,826
VTR Bank Facility	123,000	–
UPC FiBI Loan	–	57,033
Other UPC	77,772	74,771
Other	897	1,344

Total	3,615,515	3,422,974
Current portion	(3,432,455)	(3,366,235)

Long-term portion	$183,060	$56,739

VTR

In May 2003, VTR and VTR's senior lenders amended and restated VTR's existing senior secured credit facility (the "VTR Bank Facility"). As part of this refinancing, VTR repaid $15.0 million owed under the facility, reducing the outstanding balance to $123.0 million. Principal payments are payable during the term of the facility on a quarterly basis (according to a predetermined amortization schedule) beginning March 31, 2004, with final maturity on December 31, 2006.

8.     Guarantees, Commitments and Contingencies

FIN 45

In connection with agreements for the sale of certain assets, we typically indemnify the affected purchasers relating to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees, as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees, as we do not believe such amounts are probable of occurrence.

Under certain of our credit facilities, we have agreed to indemnify the lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees, as we do not believe such amounts are probable of occurrence.

UnitedGlobalCom, Inc.

Notes to Condensed Consolidated Financial Statments (Continued)

UPC's Digital Media Center ("DMC") sub-leases transponder capacity to a third party. Under this sub-lease agreement, UPC has guaranteed performance criteria. These issued performance guarantees are fully matched with the guarantees received under the lease agreements between UPC and the transponder holder. The DMC has third party contracts for the distribution of channels from the DMC, which require the DMC to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, UPC Media's interactive service group has third party contracts for the delivery of interactive content with certain performance criteria guarantees.

We have certain franchise obligations under which we must meet performance requirements to construct and/or remove networks under certain circumstances. Non-performance of these obligations could result in penalties being levied against us. We continue to meet our obligations so as not to incur such penalties.

In the ordinary course of business, we provide customers with certain performance guarantees. For example, should a service outage occur in excess of a certain period of time, we would compensate those customers for the outage.

Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate the maximum potential loss or the maximum potential loss has not been specified.

Austar United Commitment

In July 2003, Austar United launched an equity rights issue to raise approximately A$75.2 million in additional capital. We and affiliates of CHAMP have agreed (subject to resolution of certain contingencies) to fully underwrite the Austar United rights issue in the amount of A$44.3 million and A$30.9 million, respectively. We expect to satisfy our underwriting obligation with restricted cash and certain receivables owed by Austar United. Upon completion of this transaction, we expect to indirectly own between 37% and 38% of Austar United, depending on the amount of rights taken up by the public shareholders of Austar United. The rights issue should be completed by the end of August 2003.

Litigation

From time to time, we have become involved in litigation relating to claims arising out of our operations in the normal course of business. The following is a description of certain legal proceedings which we or one of our subsidiaries is a party. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by UPC, UPC will distribute shares of New UPC common stock as provided under the Reorganization Plan and the Akkoord in satisfaction of such claim.

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

UPC Polska is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its DTH carriage agreement ("DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, UPC Polska commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to UPC Polska. Specifically, UPC Polska contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory. In its answer in the arbitration, HBO asserted counterclaims against UPC Polska, alleging that UPC Polska was liable for minimum guarantees under the Cable Agreement and the DTH Agreement, and also that UPC Polska was liable for an increase in minimum guarantees under the DTH Agreement, based on the fact that UPC Polska merged its DTH business with Canal+ in December 2001. UPC Polska responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) denying that it owes any sums for an increase in minimum guarantees under the DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the DTH Agreement. UPC Polska intends to vigorously prosecute its claims and defend against HBO's counterclaims. As of today, the case remains in arbitration. The parties have prepared the terms of reference, which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the arbitration panel confirmed a schedule for UPC Polska's request to have the matter decided on summary judgment in which oral argument occurred on May 29, 2003. On May 29, 2003 the tribunal assembled in New York for oral argument on the motion. The Tribunal did not award the motion and ruled that there is necessity of hearing further evidence and therefore there will be an evidentiary hearing scheduled. The case is proceeding with discovery ensuing over the course of the summer and submissions (such as witness statements, pretrial briefs and joint exhibits) due in October 2003. The evidentiary hearings are scheduled to occur in November 2003. UPC Polska is unable to predict the outcome of the arbitration process.

In 2000, one of our Dutch systems was assessed for a transfer tax on immovable property in the amount of €0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We appealed this tax assessment, but on June 6, 2003 the Dutch Supreme Court ruled against us. Therefore, our Dutch systems may be assessed for taxes on similar transactions. Currently we cannot predict the extent to which the transfer and/or property taxes could be assessed retroactively or the amount of tax that our Dutch systems may be assessed for, although it may be substantial, being 6% of the value attributable to some of our systems at the date of transfer. Any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that most cable television companies and other utilities in The Netherlands could become subject to similar tax liabilities. Various interested parties therefore are currently lobbying the Dutch government to obtain clarification on how the government intends to deal with the consequences of the Dutch Supreme Court's ruling. There can be no assurance that such lobbying will limit any exposure for past or future years.

9. Minority Interests in Subsidiaries

	June 30, 2003	December 31, 2002
	(In thousands)
UPC convertible preference shares held by third parties (see Note 4)	$6,911	$1,094,668
UPC convertible preference shares held by Liberty	–	297,753
Other	8,888	9,725

Total	$15,799	$1,402,146

The minority interests in subsidiaries in the accompanying condensed consolidated statements of operations includes accrued dividends on UPC convertible preference shares held by Liberty totaling nil for the three and six months ended June 30, 2003 and $3.5 million and $8.1 million for the three and six months ended June 30, 2002, respectively.

10. Segment Information

We manage our business by country, region and business line. Within UPC, there are three primary business segments—UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. UPC Media consists of chello broadband's Internet-content business and UPC's content and programming business. Priority Telecom provides telephone and data network solutions to the business market. Within VTR, the primary business segment is Triple Play Distribution, which provides video services, telephone services and high-speed Internet access services to residential and business customers. We evaluate performance and allocate resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue and "Adjusted EBITDA". Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA represents net income before cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, income taxes, reorganization expense, other income and expense, gain on issuance of common equity securities by subsidiaries, provision for loss on investments, gain (loss) on sale of investments in affiliates and other assets, proceeds from litigation settlement, foreign currency exchange gain (loss), interest income and expense, impairment and restructuring charges, depreciation, amortization and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the accompanying condensed consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Europe:
Distribution
Triple Play Distribution
The Netherlands	$143,150	$112,056	$279,782	$213,654
Austria	65,035	48,715	124,795	92,624
Belgium	7,860	6,041	15,286	11,749
Czech Republic	15,867	10,710	30,353	20,307
Norway	23,698	18,738	47,066	35,375
Hungary	41,434	30,034	80,942	58,036
France	28,125	23,035	54,691	45,430
Poland	21,408	18,480	41,809	37,714
Sweden	19,049	12,938	36,157	24,719
Other	11,521	8,241	22,368	16,398

Total	377,147	288,988	733,249	556,006
Germany	–	11,031	–	21,983
Corporate and other	7,495	10,324	14,436	18,947

Total	384,642	310,343	747,685	596,936
Priority Telecom	31,490	28,436	60,026	56,598
UPC Media	24,571	16,449	46,743	32,685
UPC Investments	139	–	271	110
Intercompany eliminations	(31,660)	(24,673)	(60,366)	(52,098)

Total	409,182	330,555	794,359	634,231

Latin America:
Triple Play Distribution
Chile	53,972	46,954	103,059	89,647
Other	1,951	1,893	3,725	3,681

Total	55,923	48,847	106,784	93,328
Corporate and other	4	5	8	13

Total	55,927	48,852	106,792	93,341

Corporate and other	–	325	–	1,200

Total	$465,109	$379,732	$901,151	$728,772

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Europe:
Distribution
Triple Play Distribution
The Netherlands	$58,231	$25,092	$109,920	$49,740
Austria	25,062	17,025	47,458	29,299
Belgium	2,939	1,936	5,785	3,522
Czech Republic	6,084	1,948	11,563	5,019
Norway	5,848	3,383	11,943	6,114
Hungary	15,743	10,811	31,827	20,870
France	1,910	(3,926)	3,058	(6,675)
Poland	8,160	4,166	13,387	6,973
Sweden	7,769	4,220	14,842	6,992
Other	4,900	2,733	9,482	5,239

Total	136,646	67,388	259,265	127,093
Germany	–	6,164	–	11,006
Corporate and other	(9,204)	(10,328)	(22,851)	(17,718)

Total	127,442	63,224	236,414	120,381
Priority Telecom	3,558	(1,441)	6,348	(5,542)
UPC Media	6,243	(235)	8,887	(5,125)
UPC Investments	(579)	606	(760)	516

Total	136,664	62,154	250,889	110,230

Latin America:
Triple Play Distribution
Chile	16,496	11,219	28,955	18,456
Other	(5)	(417)	(88)	(1,014)

Total	16,491	10,802	28,867	17,442

Corporate and other	(3,724)	(2,584)	(8,254)	(2,596)

Total	$149,431	$70,372	$271,502	$125,076

Total segment Adjusted EBITDA reconciles to the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Total segment Adjusted EBITDA	$149,431	$70,372	$271,502	$125,076
Loss on disposal of Poland DTH business	(8,000)	–	(8,000)	–
Stock-based compensation	(8,275)	(8,648)	(14,386)	(17,357)
Depreciation and amortization	(211,487)	(172,453)	(406,205)	(337,637)
Impairment and restructuring	1,096	(19,437)	1,096	(22,895)

Operating income (loss)	(77,235)	(130,166)	(155,993)	(252,813)
Interest expense, net	(92,377)	(141,665)	(181,963)	(315,878)
Foreign currency exchange gain, net	263,451	542,881	414,411	496,516
Gain (loss) on sale of investments in affiliates, net	281,483	(12,409)	281,604	(12,912)
Gain on early extinguishment of debt	–	365,490	74,401	2,208,782
Other income (expense), net	(11,025)	7,524	(14,040)	(162,215)

Income before income taxes and other items	364,297	631,655	418,420	1,961,480
Income tax expense and other, net	257,717	(62,085)	220,533	(279,335)

Income before cumulative effect of change in accounting principle	622,014	569,570	638,953	1,682,145
Cumulative effect of change in accounting principle	–	–	–	(1,344,722)

Net income	$622,014	$569,570	$638,953	$337,423

Total Assets

	June 30, 2003	December 31, 2002
	(In thousands)
Europe:
Distribution
The Netherlands	$2,007,927	$1,884,044
Austria	476,992	450,526
Belgium	46,296	44,444
Czech Republic	134,489	127,691
France	624,176	608,650
Hungary	328,062	343,287
Norway	229,271	249,761
Poland	243,852	245,122
Sweden	250,842	237,619
Other	67,847	73,119

Total	4,409,754	4,264,263
Priority Telecom	255,828	261,301
UPC Media	81,913	72,554
Corporate and other	346,127	567,955

Total	5,093,622	5,166,073

Latin America:
Triple Play Distribution
Chile	525,441	509,376
Other	18,336	16,145

Total	543,777	525,521
Corporate and other	49,219	39,236

Total	592,996	564,757

Corporate and other	115,386	200,764

Total	$5,802,004	$5,931,594

UnitedGlobalCom, Inc.

Notes to Condensed Consolidated Financial Statments (Continued)

Triple Play Distribution Revenue

	Three Months Ended June 30, 2003
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$78,202	$21,322	$43,626	$143,150
Austria	26,163	15,309	23,563	65,035
Belgium(1)	4,685	–	3,175	7,860
Czech Republic	13,300	186	2,381	15,867
Norway	15,866	3,433	4,399	23,698
Hungary	29,678	7,236	4,520	41,434
France	18,506	6,899	2,720	28,125
Poland(1)	19,655	–	1,753	21,408
Sweden(1)	11,829	–	7,220	19,049
Other(1)	11,505	–	16	11,521

Total	229,389	54,385	93,373	377,147

Latin America:
Chile	29,469	18,649	5,854	53,972
Other(1)	1,675	–	276	1,951

Total	31,144	18,649	6,130	55,923

Total	$260,533	$73,034	$99,503	$433,070

	Six Months Ended June 30, 2003
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$153,631	$41,786	$84,365	$279,782
Austria	50,630	30,134	44,031	124,795
Belgium(1)	9,214	–	6,072	15,286
Czech Republic	25,619	372	4,362	30,353
Norway	31,647	6,683	8,736	47,066
Hungary	58,190	14,166	8,586	80,942
France	36,081	13,570	5,040	54,691
Poland(1)	38,642	–	3,167	41,809
Sweden(1)	22,580	–	13,577	36,157
Other(1)	22,352	–	16	22,368

Total	448,586	106,711	177,952	733,249

Latin America:
Chile	56,961	35,616	10,482	103,059
Other(1)	3,169	–	556	3,725

Total	60,130	35,616	11,038	106,784

Total	$508,716	$142,327	$188,990	$840,033

(1)
Telephone service not provided.

Triple Play Distribution Revenue

	Three Months Ended June 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$60,847	$21,100	$30,109	$112,056
Austria	20,756	12,436	15,523	48,715
Belgium(1)	3,669	–	2,372	6,041
Czech Republic	9,576	185	949	10,710
Norway	13,027	2,523	3,188	18,738
Hungary	21,749	6,265	2,020	30,034
France	14,762	6,415	1,858	23,035
Poland(1)	17,515	–	965	18,480
Sweden(1)	8,840	–	4,098	12,938
Other(1)	8,404	–	(163)	8,241

Total	179,145	48,924	60,919	288,988

Latin America:
Chile	28,552	15,652	2,750	46,954
Other(1)	1,803	–	90	1,893

Total	30,355	15,652	2,840	48,847

Total	$209,500	$64,576	$63,759	$337,835

	Six Months Ended June 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$118,553	$39,494	$55,607	$213,654
Austria	39,805	23,674	29,145	92,624
Belgium(1)	7,143	–	4,606	11,749
Czech Republic	18,337	369	1,601	20,307
Norway	24,666	4,675	6,034	35,375
Hungary	42,289	12,110	3,637	58,036
France	28,957	12,405	4,068	45,430
Poland(1)	35,872	–	1,842	37,714
Sweden(1)	17,027	–	7,692	24,719
Other(1)	16,716	–	(318)	16,398

Total	349,365	92,727	113,914	556,006

Latin America:
Chile	55,013	29,945	4,689	89,647
Other(1)	3,518	–	163	3,681

Total	58,531	29,945	4,852	93,328

Total	$407,896	$122,672	$118,766	$649,334

(1)
Telephone service not provided.

11.   Impairment and Restructuring Charges

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Total Impairment and Restructuring
	(In thousands)
Impairment and restructuring liability as of December 31, 2002	$19,429	$14,196	$36,861	$4,395	$74,881
Reversal of charges	(1,096)	–	–	–	(1,096)
Cash paid and other releases	(7,900)	(3,731)	(2,740)	(1,147)	(15,518)
Cumulative translation adjustments	1,287	554	839	345	3,025

Impairment and restructuring liability as of June 30, 2003	$11,720	$11,019	$34,960	$3,593	$61,292

Short-term portion	$5,352	$5,157	$1,015	$3,535	$15,059
Long-term portion	6,368	5,862	33,945	58	46,233

Total	$11,720	$11,019	$34,960	$3,593	$61,292

12. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$622,014	$569,570	$638,953	$1,682,145
Gain on issuance of Class A common stock for UPC preference shares	812,214	–	1,423,102	–
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	(4,174)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	1,434,228	569,570	2,062,055	1,677,971
Cumulative effect of change in accounting principle	–	–	–	(1,344,722)

Basic net income (loss) attributable to common stockholders	$1,434,228	$569,570	$2,062,055	$333,249

Denominator (Basic):
Basic weighted-average number of common shares outstanding	415,662,878	415,010,285	414,835,949	366,313,426

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$622,014	$569,570	$638,953	$1,682,145
Gain on issuance of Class A common stock for UPC preference shares	812,214	–	1,423,102	–

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	1,434,228	569,570	2,062,055	1,682,145
Cumulative effect of change in accounting principle	–	–	–	(1,344,722)

Diluted net income (loss) attributable to common stockholders	$1,434,228	$569,570	$2,062,055	$337,423

Denominator (Diluted):
Basic weighted-average number of common shares outstanding	415,662,878	415,010,285	414,835,949	366,313,426
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	21,390	47,857	10,372	54,993
Incremental shares attributable to the assumed conversion of Series B, C and D convertible preferred stock	–	–	–	3,606,163

Diluted weighted-average number of common shares outstanding	415,684,268	415,058,142	414,846,321	369,974,582

13. Related Party Transactions

In 2002, a subsidiary of UPC entered into a contract with Spinhalf Ltd for the provision of network services. This company is owned by a family member of UPC's Chief Executive Officer, Mr. Riordan. Amounts paid and/or accrued with respect to such contracted services to date are approximately €7.0 million. Until November 21, 2002, Mr. Riordan was one of our directors.

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

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among other things, whether we and/or some of our subsidiaries will continue as going concerns, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer. They also include our subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and planned acquisitions, our ability to successfully close proposed transactions and restructurings, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venture partners. Certain of our subsidiaries and affiliates are in breach of covenants with respect to their indebtedness, have filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and foreign moratorium laws and/or are planning to restructure their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceedings and restructurings is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructurings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution you, however, that this list of risk factors and other cautionary language contained herein may not be exhaustive.

The following discussion and analysis of financial condition and results of operations covers the three and six months ended June 30, 2003 and 2002 and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein and our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002. These consolidated financial statements provide additional information regarding our financial activities and condition.

Risks, Uncertainties and Liquidity

For a detailed discussion of our Risks, Uncertainties and Liquidity, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere herein.

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$409,182	$330,555	$794,359	$634,231
VTR	53,972	46,954	103,059	89,647
Other	1,955	2,223	3,733	4,894

Total	$465,109	$379,732	$901,151	$728,772

Consolidated revenue increased from period to period primarily due to strengthening of the euro against the U.S. dollar. The following provides revenue detail for certain of our operating segments in United States dollars and in the local currency of each segment.

	Three Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$377,147	$288,988	$88,159	30.5%
Germany	–	11,031	(11,031)	(100.0%)
Corporate and other	7,495	10,324	(2,829)	(27.4%)

Total Distribution	384,642	310,343	74,299	23.9%
Priority Telecom	31,490	28,436	3,054	10.7%
UPC Media	24,571	16,449	8,122	49.4%
UPC Investment	139	–	139	–
Intercompany eliminations	(31,660)	(24,673)	(6,987)	(28.3%)

Total	$409,182	$330,555	$78,627	23.8%

Euros:
Triple Play Distribution	€331,248	€313,782	€17,466	5.6%
Germany	–	11,977	(11,977)	(100.0%)
Corporate and other	6,583	11,212	(4,629)	(41.3%)

Total Distribution	337,831	336,971	860	0.3%
Priority Telecom	27,658	30,876	(3,218)	(10.4%)
UPC Media	21,581	17,860	3,721	20.8%
UPC Investment	122	–	122	–
Intercompany eliminations	(27,807)	(26,790)	(1,017)	(3.8%)

Total	€359,385	€358,917	€468	0.1%

	Six Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$733,249	$556,006	$177,243	31.9%
Germany	–	21,983	(21,983)	(100.0%)
Corporate and other	14,436	18,947	(4,511)	(23.8%)

Total Distribution	747,685	596,936	150,749	25.3%
Priority Telecom	60,026	56,598	3,428	6.1%
UPC Media	46,743	32,685	14,058	43.0%
UPC Investment	271	110	161	146.4%
Intercompany eliminations	(60,366)	(52,098)	(8,268)	(15.9%)

Total	$794,359	$634,231	$160,128	25.2%

Euros:
Triple Play Distribution	€663,242	€618,290	€44,952	7.3%
Germany	–	24,468	(24,468)	(100.0%)
Corporate and other	13,054	21,046	(7,992)	(38.0%)

Total Distribution	676,296	663,804	12,492	1.9%
Priority Telecom	54,262	62,992	(8,730)	(13.9%)
UPC Media	42,252	36,375	5,877	16.2%
UPC Investment	245	123	122	99.2%
Intercompany eliminations	(54,570)	(58,065)	3,495	6.0%

Total	€718,485	€705,229	€13,256	1.9%

On a functional currency basis, the movements in UPC's revenue for the three and six months ended June 30, 2003 compared to the same periods in the prior year are primarily attributable to:

  •
  a 2.1% increase in consolidated revenue generating units, or "RGUs" (see Part II – Other Information – Summary Operating Data) from 7,909,100 as of June 30, 2002 to 8,074,400 as of June 30, 2003;
  •
  a 3.1% increase in average revenue per unit ("ARPU") from €13.27 to €13.68 for the three months ended June 30, 2002 and 2003, respectively, and a 4.5% increase in ARPU from €13.13 to €13.72 for the six months ended June 30, 2002 and 2003, respectively;
  •
  the deconsolidation of UPC Germany effective August 1, 2002; and
  •
  a decrease in revenue from Priority Telecom, due to the termination of certain interconnect revenue, elimination of low margin and high credit risk customer contracts and price erosion and customer cancellations in a continuing weak wholesale market.

	Three Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$53,972	$46,954	$7,018	14.9%

Chilean Pesos:
Triple Play Distribution	CP38,331,297	CP30,966,750	CP7,364,547	23.8%

	Six Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$103,059	$89,647	$13,412	15.0%

Chilean Pesos:
Triple Play Distribution	CP74,499,693	CP59,556,137	CP14,943,556	25.1%

On a functional currency basis, the increases in VTR's revenue for the three and six months ended June 30, 2003 compared to the same periods in the prior year are primarily attributable to:

  •
  a 4.8% increase in the number of video subscribers from 456,500 as of June 30, 2002 to 478,500 as of June 30, 2003;
  •
  a 6.1% increase in video ARPU from CP13,708 ($20.79) to CP14,544 ($20.48) for the three months ended June 30, 2002 and 2003, respectively, and a 7.2% increase in video ARPU from CP13,400 ($20.17) to CP14,363 ($19.86) for the six months ended June 30, 2002 and 2003, respectively, primarily due to increased premium tier customers;
  •
  a 17.3% increase in the number of telephone lines from 235,300 as of June 30, 2002 to 276,100 as of June 30, 2003;
  •
  an 8.6% increase in telephone ARPU from CP15,020 ($22.78) to CP16,309 ($22.96) for the three months ended June 30, 2002 and 2003, respectively, and a 7.3% increase in telephone ARPU from CP15,006 ($22.59) to CP16,104 ($22.28) for the six months ended June 30, 2002 and 2003, respectively, primarily due to a decrease in promotions and pricing discounts;
  •
  a 130.5% increase in the number of Internet subscribers from 43,000 as of June 30, 2002 to 99,100 as of June 30, 2003; and
  •
  an 8.6% decrease in Internet ARPU from CP16,636 ($25.24) to CP15,200 ($21.40) for the three months ended June 30, 2002 and 2003, respectively, and a 6.5% decrease in Internet ARPU from CP16,234 ($24.44) to CP15,181 ($20.99) for the six months ended June 30, 2002 and 2003, respectively, due to heavy pricing discounts.

Operating Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$(176,693)	$(175,624)	$(346,620)	$(340,506)
VTR	(19,597)	(18,984)	(38,530)	(37,437)
Other	(1,429)	(1,525)	(2,838)	(3,106)

Total	$(197,719)	$(196,133)	$(387,988)	$(381,049)

Consolidated operating expense from period to period was flat, primarily due to strengthening of the euro against the U.S. dollar from period to period. The following provides operating expense detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Three Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Distribution	$(176,862)	$(165,309)	$(11,553)	(7.0%)
Priority Telecom	(20,478)	(23,344)	2,866	12.3%
UPC Media	(8,376)	(9,938)	1,562	15.7%
Intercompany eliminations	29,023	22,967	6,056	26.4%

Total	$(176,693)	$(175,624)	$(1,069)	0.6%

Euros:
Distribution	€(155,338)	€(179,493)	€24,155	13.5%
Priority Telecom	(17,986)	(25,347)	7,361	29.0%
UPC Media	(7,357)	(10,791)	3,434	31.8%
Intercompany eliminations	25,492	22,930	2,562	11.2%

Total	€(155,189)	€(192,701)	€37,512	19.5%

	Six Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Distribution	$(349,904)	$(321,847)	$(28,057)	(8.7%)
Priority Telecom	(36,629)	(44,823)	8,194	18.3%
UPC Media	(15,783)	(20,797)	5,014	24.1%
Intercompany eliminations	55,696	46,961	8,735	18.6%

Total	$(346,620)	$(340,506)	$(6,114)	(1.8%)

Euros:
Distribution	€(316,665)	€(358,008)	€41,343	11.5%
Priority Telecom	(33,044)	(49,842)	16,798	33.7%
UPC Media	(14,263)	(23,175)	8,912	38.5%
Intercompany eliminations	50,360	50,293	67	0.1%

Total	€(313,612)	€(380,732)	€67,120	17.6%

On a functional currency basis, the decreases in UPC's operating expense for the three and six months ended June 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  improved operational cost control through restructuring activities and other cost cutting initiatives;
  •
  decreased costs at Priority Telecom due to cost controls and renegotiated UPC agreements; and
  •
  cost savings at UPC Media due to focused cost control measures and the liquidation of Tara television.

	Three Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$(19,597)	$(18,984)	$(613)	(3.2%)

Chilean Pesos:
Triple Play Distribution	CP(13,921,774)	CP(12,520,324)	CP(1,401,450)	(11.2%)

	Six Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$(38,530)	$(37,437)	$(1,093)	(2.9%)

Chilean Pesos:
Triple Play Distribution	CP(27,873,890)	CP(24,878,569)	CP(2,995,321)	(12.0%)

On a functional currency basis, the increases in VTR's operating expense for the three and six months ended June 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  an increase in maintenance costs as a result of the increase in the number of RGUs; and
  •
  an increase in access charges as a result of the growth in the telephony customer base.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$(112,099)	$(103,254)	$(219,251)	$(202,489)
VTR	(17,880)	(15,821)	(35,559)	(32,970)
Other	(4,255)	(2,800)	(9,237)	(4,545)

Total	$(134,234)	$(121,875)	$(264,047)	$(240,004)

Consolidated selling, general and administrative expense increased from period to period, primarily due to strengthening of the euro against the U.S. dollar. The following provides selling, general and administrative expense detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Three Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Distribution	$(80,571)	$(82,751)	$2,180	2.6%
Priority Telecom	(7,118)	(6,580)	(538)	(8.2%)
UPC Media	(9,963)	(6,749)	(3,214)	(47.6%)
UPC Investments	(445)	(326)	(119)	(36.5%)
Stock-based compensation	(8,274)	(10,477)	2,203	21.0%
Loss on sale of Poland DTH business	(8,000)	–	(8,000)	–
Intercompany eliminations	2,272	3,629	(1,357)	(37.4%)

Total	$(112,099)	$(103,254)	$(8,845)	(8.6%)

Euros:
Distribution	€(70,560)	€(88,045)	€17,485	19.9%
Priority Telecom	(6,541)	(7,002)	461	6.6%
UPC Media	(8,666)	(7,181)	(1,485)	(20.7%)
UPC Investments	(393)	(354)	(39)	(11.0%)
Stock-based compensation	(5,762)	(7,093)	1,331	18.8%
Loss on sale of Poland DTH business	(6,856)	–	(6,856)	–
Intercompany eliminations	1,990	3,860	(1,870)	(48.4%)

Total	€(96,788)	€(105,815)	€9,027	8.5%

	Six Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Distribution	$(161,759)	$(155,562)	$(6,197)	(4.0%)
Priority Telecom	(16,713)	(17,362)	649	3.7%
UPC Media	(22,083)	(17,012)	(5,071)	(29.8%)
UPC Investments	(759)	(618)	(141)	(22.8%)
Stock-based compensation	(14,401)	(18,994)	4,593	24.2%
Loss on sale of Poland DTH business	(8,000)	–	(8,000)	–
Intercompany eliminations	4,464	7,059	(2,595)	(36.8%)

Total	$(219,251)	$(202,489)	$(16,762)	(8.3%)

Euros:
Distribution	€(146,254)	€(171,197)	€24,943	14.6%
Priority Telecom	(15,487)	(19,299)	3,812	19.8%
UPC Media	(19,966)	(18,886)	(1,080)	(5.7%)
UPC Investments	(686)	(579)	(107)	(18.5%)
Stock-based compensation	(9,655)	(13,883)	4,228	30.5%
Loss on sale of Poland DTH business	(6,856)	–	(6,856)	–
Intercompany eliminations	4,034	7,772	(3,738)	(48.1%)

Total	€(194,870)	€(216,072)	€21,202	9.8%

On a functional currency basis, the movements in UPC's selling, general and administrative expense for the three and six months ended June 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  improved operational cost control through restructuring activities;
  •
  a decrease in stock-based compensation expense; and
  •
  litigation expense related to certain programming contracts of our Polish subsidiary.

	Three Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$(17,879)	$(16,751)	$(1,128)	(6.7%)
Stock-based compensation	(1)	930	(931)	(100.1%)

Total	$(17,880)	$(15,821)	$(2,059)	(13.0%)

Chilean pesos:
Triple Play Distribution	CP(12,715,697)	CP(11,331,330)	CP(1,384,367)	(12.2%)
Stock-based compensation	(710)	613,347	(614,057)	(100.1%)

Total	CP(12,716,407)	CP(10,717,983)	CP(1,998,424)	(18.6%)

	Six Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$(35,574)	$(33,754)	$(1,820)	(5.4%)
Stock-based compensation	15	784	(769)	(98.1%)

Total	$(35,559)	$(32,970)	$(2,589)	(7.9%)

Chilean Pesos:
Triple Play Distribution	CP(25,749,562)	CP(22,424,813)	CP(3,324,749)	(14.8%)
Stock-based compensation	11,080	515,577	(504,497)	(97.9%)

Total	CP(25,738,482)	CP(21,909,236)	CP(3,829,246)	(17.5%)

On a functional currency basis, the increases in VTR's selling, general and administrative expense for the three and six months ended June 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  an increase in commissions and marketing expense due to increased competition; offset by
  •
  lower bad debt provisions as a result of the bundling strategy.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$136,664	$62,154	$250,889	$110,230
VTR	16,496	11,219	28,955	18,456
Other	(3,729)	(3,001)	(8,342)	(3,610)

Total	$149,431	$70,372	$271,502	$125,076

Please refer to our segment information in the accompanying footnotes to the unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of total segment Adjusted EBITDA to consolidated net income.

The following provides Adjusted EBITDA detail for certain of our operating segments in U.S. dollars and in the local currency of each segment:

	Three Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$136,646	$67,388	$69,258	102.8%
Germany	–	6,164	(6,164)	(100.0%)
Corporate and other	(9,204)	(10,328)	1,124	10.9%

Total Distribution	127,442	63,224	64,218	101.6%
Priority Telecom	3,558	(1,441)	4,999	346.9%
UPC Media	6,243	(235)	6,478	2756.6%
UPC Investment	(579)	606	(1,185)	(195.5%)

Total	$136,664	$62,154	$74,510	119.9%

Euros:
Triple Play Distribution	€119,763	€72,946	€46,817	64.2%
Germany	–	6,691	(6,691)	(100.0%)
Corporate and other	(7,910)	(11,232)	3,322	29.6%

Total Distribution	111,853	68,405	43,448	63.5%
Priority Telecom	3,130	(1,473)	4,603	312.5%
UPC Media	5,559	(112)	5,671	5063.4%
UPC Investment	(516)	674	(1,190)	(176.6%)

Total	€120,026	€67,494	€52,532	77.8%

	Six Months Ended June 30,		2003 Over 2002
UPC	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$259,265	$127,093	$132,172	104.0%
Germany	–	11,006	(11,006)	(100.0%)
Corporate and other	(22,851)	(17,718)	(5,133)	(29.0%)

Total Distribution	236,414	120,381	116,033	96.4%
Priority Telecom	6,348	(5,542)	11,890	214.5%
UPC Media	8,887	(5,125)	14,012	273.4%
UPC Investment	(760)	516	(1,276)	(247.3%)

Total	$250,889	$110,230	$140,659	127.6%

Euros:
Triple Play Distribution	€234,077	€141,019	€93,058	66.0%
Germany	–	12,212	(12,212)	(100.0%)
Corporate and other	(20,632)	(19,659)	(973)	(4.9%)

Total Distribution	213,445	133,572	79,873	59.8%
Priority Telecom	5,731	(6,149)	11,880	193.2%
UPC Media	8,024	(5,687)	13,711	241.1%
UPC Investment	(686)	572	(1,258)	(219.9%)

Total	€226,514	€122,308	€104,206	85.2%

On a functional currency basis, the movements in UPC's Adjusted EBITDA for the three and six months ended June 30, 2003 compared to the same periods in the prior year are attributable to:

  •
  cost cutting and cost control through continued improvements in processes and systems and organizational rationalization;
  •
  improved gross margins brought about by continued negotiations with major vendors;
  •
  successfully driving higher service penetration in existing customers, improving economies of scale and increasing average revenue per unit;
  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  an increase in Priority Telecom's Adjusted EBITDA due to a shift in focus towards high margin, direct business customer contracts, closing of operations in non-profitable countries and strong cost control procedures;
  •
  an increase in UPC Media's Adjusted EBITDA due to continued focus on profitable revenue growth, cost reduction and the liquidation of Tara Television; and
  •
  continued cost control at the corporate level.

	Three Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$17,096	$11,819	$5,277	44.6%
Management fees	(600)	(600)	–	–

Total	$16,496	$11,219	$5,277	47.0%

Chilean pesos:
Triple Play Distribution	CP12,134,306	CP7,513,653	CP4,620,653	61.5%
Management fees	(440,480)	(398,557)	(41,923)	10.5%

Total	CP11,693,826	CP7,115,096	CP4,578,730	64.4%

	Six Months Ended June 30,		2003 Over 2002
VTR	2003	2002	Change	% Change
	(In thousands)
Dollars:
Triple Play Distribution	$30,155	$19,656	$10,499	53.4%
Management fees	(1,200)	(1,200)	–	–

Total	$28,955	$18,456	$10,499	56.9%

Chilean pesos:
Triple Play Distribution	CP21,758,915	CP13,053,183	CP8,705,732	66.7%
Management fees	(882,674)	(800,428)	(82,246)	10.3%

Total	CP20,876,241	CP12,252,755	CP8,623,486	70.4%

On a functional currency basis, the increases in VTR's Adjusted EBITDA for the three and six months ended June 30, 2003 compared to the same periods in the prior year are attributable to:

  •
  subscriber growth;
  •
  lower bad debt provisions as a result of the bundling strategy;
  •
  lower bandwidth costs; and
  •
  lower programming costs due to negotiations with programming suppliers.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$(194,296)	$(158,655)	$(373,011)	$(310,034)
VTR	(16,436)	(12,798)	(31,730)	(25,599)
Other	(755)	(1,000)	(1,464)	(2,004)

Total	$(211,487)	$(172,453)	$(406,205)	$(337,637)

Depreciation and amortization expense increased from period to period primarily due to strengthening of the euro against the U.S. dollar.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$(88,848)	$(146,854)	$(177,207)	$(314,083)
VTR	(3,087)	(4,567)	(6,793)	(8,598)
Other	(2,944)	(2,940)	(5,868)	(15,814)

Total	$(94,879)	$(154,361)	$(189,868)	$(338,495)

Interest expense decreased for the three and six months ended June 30, 2003 compared to the same periods in the prior year, primarily due to the cessation of accretion of interest on UPC's senior discount notes on December 3, 2002 as a result of UPC's bankruptcy filing, in accordance with SOP 90-7. Interest expense also decreased due to the acquisition of the UGC Holdings 1998 Notes, UPC Exchangeable Loan and United UPC Bonds in connection with the merger transaction on January 30, 2002 (which were extinguished on that date for consolidated financial reporting purposes). Additional details of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Cash Pay:
UPC senior notes	$–	$(23,471)	$–	$(72,504)
UGC Holdings 1998 notes	(633)	–	(964)	–
UPC bank facilities and other	(63,986)	(62,788)	(135,260)	(117,693)
VTR Bank Facility	(2,453)	(2,998)	(5,214)	(5,788)
Other	(2,369)	(1,944)	(5,007)	(4,671)

Total	(69,441)	(91,201)	(146,445)	(200,656)

Non Cash:
UPC and UPC Polska senior discount notes accretion	(14,213)	(52,030)	(27,828)	(106,482)
UGC Holdings 1998 notes accretion	–	(918)	(313)	(11,837)
Amortization of deferred financing costs	(11,225)	(10,212)	(15,282)	(15,000)
UPC Exchangeable Loan	–	–	–	(4,520)

Total	(25,438)	(63,160)	(43,423)	(137,839)

Total	$(94,879)	$(154,361)	$(189,868)	$(338,495)

Foreign Currency Exchange Gain

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC	$230,840	$535,648	$375,826	$489,045
VTR	13,181	(28,148)	6,208	(28,332)
Other	19,430	35,381	32,377	35,803

Total	$263,451	$542,881	$414,411	$496,516

Foreign currency exchange gains in 2002 and 2003 are primarily due to UPC's U.S. dollar-denominated debt, as the euro continues to strengthen against the dollar. Foreign currency exchange gains are also due to the U.S. dollar-denominated VTR Bank Facility, as the Chilean peso has strengthened against the dollar during 2003.

Gain (Loss) on Sale of Investment in Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UAP	$284,702	$–	$284,702	$–
Other	(3,219)	(12,409)	(3,098)	(12,912)

Total	$281,483	$(12,409)	$281,604	$(12,912)

Upon consummation of the UAP Plan in April 2003, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

Gain on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
United	$–	$23,179	$–	$1,757,289
UPC	–	342,311	74,401	451,493

Total	$–	$365,490	$74,401	$2,208,782

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

As part of our recapitalization in January 2002, we purchased at fair value certain debt securities of our subsidiaries, including the United UPC Bonds, UPC Exchangeable Loan and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes, we recognized a gain of $1.7 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

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

Other Income (Expense)

The large amount of other expense in 2002 resulted primarily from losses in connection with the mark-to-fair value valuations of certain of UPC's derivative instruments.

Income tax expense

Income tax expense decreased for the six months ended June 30, 2003 compared to the same period in the prior year, primarily due to the non-recurrence of deferred income tax in 2002 as a result of our merger transaction.

Minority Interests in Subsidiaries

The decrease from 2002 to 2003 resulted from the cessation of accrued dividends on UPC's convertible preference shares effective with its bankruptcy filing date of December 3, 2002.

Share in Results of Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC's affiliates	$5,134	$(20,224)	$2,458	$(32,511)
UAP and affiliates	284,702	13,138	284,702	(38,922)
Other	3,898	300	3,875	(6,315)

Total	$293,734	$(6,786)	$291,035	$(77,748)

Upon consummation of the UAP Plan, we recognized our proportionate share of UAP's gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million).

Cumulative Effect of Change in Accounting Principle

We adopted SFAS No. 142 Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion.

Liquidity and Capital Resources

We have financed our acquisitions and our video, voice and Internet access businesses in the two main regions of the world in which we operate through public and private debt and equity offerings and cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. Our subsidiaries have supplemented contributions from us with the sale of debt and equity, securities, bank financing and operating cash flow.

United Corporate

As of June 30, 2003, excluding restricted cash of $21.6 million, we had $74.2 million in cash on hand, of which United, UGC Holdings, ULA and other wholly owned subsidiaries had $17.1 million, $7.0 million, $44.1 million and $6.0 million, respectively. As of June 30, 2003, we had negative working capital of $10.2 million, due primarily to notes payable to Liberty totaling $102.7 million (due in January and February 2004). To meet our cash needs over the next year, we plan to raise capital through public and/or private debt and/or equity transactions, sell certain non-strategic assets and/or reduce spending. Uses of cash over the next year in addition to repayment of the Liberty notes may include approximately $25.0 million for interest on the Liberty notes and general corporate purposes. Although we expect these plans to be successful, there can be no assurance they will occur on terms that are satisfactory to us or at all.

UGC Holdings

As of June 30, 2003, UGC Holdings had $7.0 million in cash and cash equivalents on hand. The UGC Holdings 1998 Notes began to accrue interest on a cash-pay basis on February 15, 2003. The first interest payment of $67.8 million is due on August 15, 2003. UGC Holdings does not intend to make this interest payment. If the failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing these notes, on its own initiative or at the request of the holders of the notes, can declare the entire unpaid principal and accrued interest of the notes to be due and payable. The trustee, either independently or at the request of the note holders, could initiate bankruptcy proceedings against UGC Holdings, sue to recover the amount of the notes or take any other action available to creditors.

UPC

As of June 30, 2003, excluding restricted cash of $40.6 million, UPC had $204.2 million in cash on hand. UPC's ability to access its borrowing capacity was restricted or eliminated as a result of the payment defaults under its senior notes. Previously, UPC's principal sources of capital included debt and equity capital, debt securities and bank debt issued or borrowed by its subsidiaries. UPC does not expect to access these sources of capital in 2003 and thereafter, unless it is able to restructure its existing indebtedness. If UPC is able to complete its planned recapitalization satisfactorily and is able to implement a rationalization of its non-core investments and continue to improve its operating performance, UPC believes that its existing cash balances, working capital, cash flow from operations and borrowing capacity available under the UPC Distribution Bank Facility will be sufficient to fund operations as a going concern. However, if UPC wishes to expand its cable television services or broadband communications network to take full advantage of business opportunities, it will require additional capital. These future capital resources may include proceeds from the disposal of non-core investments, further internal reorganization and alignment of businesses, borrowing on the UPC Distribution Bank Facility and vendor financing. Customer premise equipment costs decreased in the prior year and are expected to decrease further in 2003. UPC expects to reduce capital expenditures by limiting additional network investment and limiting new-build expenditures primarily to areas of essential franchise commitments. Because of UPC's restructuring, it may not be able to obtain adequate sources of capital to finance an expansion of its network and services. UPC does not know when additional financing may be available to it (if at all) or available on favorable terms.

VTR

In May 2003, VTR and VTR's senior lenders amended and restated the VTR Bank Facility. Principal payments are payable during the term of the facility on a quarterly basis (according to a predetermined amortization schedule) beginning March 31, 2004, with final maturity on December 31, 2006. As of June 30, 2003, VTR had $28.7 million in cash on hand. VTR believes that its existing cash balance, working capital and cash flow from operations will be sufficient to service its debt for the foreseeable future.

Statements of Cash Flows

We had cash and cash equivalents of $306.5 million as of June 30, 2003, a decrease of $103.7 million from $410.2 million as of December 31, 2002. We had cash and cash equivalents of $515.5 million as of June 30, 2002, a decrease of $404.6 million from $920.1 million as of December 31, 2001.

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Net cash flows from operating activities	$174,740	$(246,395)
Net cash flows from investing activities	(124,746)	(185,859)
Net cash flows from financing activities	(164,563)	(3,790)
Effects of exchange rates on cash	10,844	31,384

Decrease in cash and cash equivalents	(103,725)	(404,660)
Cash and cash equivalents, beginning of period	410,185	920,140

Cash and cash equivalents, end of period	$306,460	$515,480

Six Months Ended June 30, 2003

Principal sources of cash during the six months ended June 30, 2003 included $44.6 million of net proceeds from the sale of short-term liquid investments, $43.2 million from the sale of our indirect interest in Megapo, a $10.8 million positive exchange rate effect on cash and $174.7 million from operating activities.

Principal uses of cash during the six months ended June 30, 2003 included $132.9 million of capital expenditures, $67.8 million from the purchase and settlement of interest rate swaps, $162.3 million for the repayment of debt, $11.5 million of restricted cash deposited and $2.5 million for other investing and financing activities.

Six Months Ended June 30, 2002

Principal sources of cash during the six months ended June 30, 2002 included $200.0 million from the issuance of our common stock, $102.7 million of loan proceeds from a note payable to Liberty, $38.5 million of restricted cash released, $31.4 million positive exchange rate effect on cash, $7.0 million of dividends received from affiliates, $9.8 million of proceeds from short-term and long-term borrowings and $0.6 million from other investing and financing activities.

Principal uses of cash during the six months ended June 30, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United, $189.6 million of capital expenditures, $66.4 million for the repayment of debt, $21.3 million of net purchases of short-term liquid investments, $21.1 million for the acquisition of UPC's remaining 30.0% interest in AST Romania, $18.3 million for deferred financing costs and $246.4 million for operating activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We invest our cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the United States). Additionally, we hold certain investments in marketable debt and equity securities that are subject to stock price fluctuations. To date, we have not experienced any material losses with respect to our investment portfolio.

Credit Risk

We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodic financial analysis is made of a group of vendors that provide material proprietary services or products. As of June 30, 2003, we believe our portfolio of these vendors as a whole meets our internal criteria for acceptability.

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of stockholders' equity (deficit) until such time as the stock is sold, at which time the realized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at June 30, 2003 included the following:

	Number of Shares	Fair Value June 30, 2003
		(In thousands)
PrimaCom	4,948,039	$2,944
SBS	6,000,000	$105,060
Sorrento	1,561,081	$4,137

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

	Spot Rate		Three Month Average Rate		Six Month Average Rate
	Euro	Chilean Peso	Euro	Chilean Peso	Euro	Chilean Peso
June 30, 2003	0.8741	699.12	0.8783	710.22	0.9108	722.91
June 30, 2002	1.0120	688.05	1.0858	659.52	1.1096	664.35
% Strengthening (Devaluation) 2002 to 2003	13.6%	(1.6%)	19.1%	(7.7%)	18.6%	(8.8%)

The table below presents the net foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Foreign currency translation adjustments	$(372,876)	$(411,768)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC:
Revenue	$409,182	$330,555	$794,359	$634,231

Adjusted EBITDA	$136,664	$62,154	$250,889	$110,230

Revenue based on prior year exchange rates(1)	$330,986		$647,517

Adjusted EBITDA based on prior year exchange rates(1)	$110,542		$204,140

Revenue impact(2)	$78,196		$146,842

Adjusted EBITDA impact(2)	$26,122		$46,749

VTR:
Revenue	$53,972	$46,954	$103,059	$89,647

Adjusted EBITDA	$16,496	$11,219	$28,955	$18,456

Revenue based on prior year exchange rates(1)	$58,120		$112,140

Adjusted EBITDA based on prior year exchange rates(1)	$17,731		$31,424

Revenue impact(2)	$(4,148)		$(9,081)

Adjusted EBITDA impact(2)	$(1,235)		$(2,469)

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

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
U.S. dollar denominated facilities:
UPC 10.875% dollar senior notes due 2009(1)	$520,484	$520,484
UPC 12.5% dollar senior discount notes due 2009(1)	408,565	408,565
UPC 10.875% dollar senior notes due 2007(1)	113,766	113,766
UPC 11.25% dollar senior notes due 2009(1)	113,602	113,602
UPC 13.375% dollar senior discount notes due 2009(1)	254,634	254,634
UPC 11.25% dollar senior notes due 2010(1)	356,573	356,573
UPC 11.5% dollar senior notes due 2010(1)	145,078	145,078
UPC 13.75% dollar senior discount notes due 2010(1)	487,333	487,333
UPC Polska and PCI notes(1)	418,690	391,619
VTR Bank Facility(2)	123,000	144,000

Total	$2,941,725	$2,935,654

(1)
Functional currency of UPC is euros.

(2)
Functional currency of VTR is Chilean pesos.

Derivative Instruments

We use derivative financial instruments from time to time to manage exposure to movements in foreign exchange rates and interest rates. We account for derivative financial instruments in accordance with SFAS No. 133, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivative financial instruments designated and that qualify as cash flow hedges, changes in fair value of the effective portion of the derivative financial instruments are recorded as a component of other comprehensive income or loss in stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. For derivative financial instruments that are not designated or that do not qualify as accounting hedges, changes in fair value are recognized in earnings.

UPC had a cross currency swap related to the UPC Distribution Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. As of November 29, 2002, the swap was settled for €64.6 million, of which €12.0 million was paid as of December 31, 2002. The remaining amount of €52.6 million was paid on May 13, 2003. UPC also had an interest rate swap related to the UPC Distribution Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the Euro Interbank Offer Rate ("EURIBOR") portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, and accordingly the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity (deficit). This swap expired April 15, 2003. During the first quarter of 2003, UPC bought protection on the interest rate exposure on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations. In June 2003, UPC entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005.

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on the classification of indebtedness in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2003. Contractual maturities may differ from the information shown in the table below. Fair value of these instruments is based on recent bid prices, when available.

	June 30, 2003		Expected payment as of June 30,
	Book Value	Fair Value	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate UGC Holdings 1998 notes (dollar)	$24,627	$9,851	$–	$–	$–	$–	$24,627	$–	$24,627
Average interest rate	10.75%	41.99%
Variable rate UPC senior notes due 2009 (dollar)	$520,484	$111,904	520,484	–	–	–	–	–	520,484
Average interest rate	10.875%	164.90%
Fixed rate UPC senior notes due 2009 (euro)	$163,806	$27,206	163,806	–	–	–	–	–	163,806
Average interest rate	10.875%	164.90%
Fixed rate UPC senior discount notes due 2009 (dollar)	$408,565	$74,970	408,565	–	–	–	–	–	408,565
Average interest rate	12.50%	93.71%
Variable rate UPC senior notes due 2007 (dollar)	$113,766	$23,464	113,766	–	–	–	–	–	113,766
Average interest rate	10.875%	139.99%
Fixed rate UPC senior notes due 2007 (euro)	$43,301	$7,097	43,301	–	–	–	–	–	43,301
Average interest rate	10.875%	139.99%
Variable rate UPC senior notes due 2009 (dollar)	$113,602	$23,860	113,602	–	–	–	–	–	113,602
Average interest rate	11.25%	134.80%
Fixed rate UPC senior notes due 2009 (euro)	$43,702	$7,163	43,702	–	–	–	–	–	43,702
Average interest rate	11.25%	134.80%
Fixed rate UPC senior discount notes due 2009 (dollar)	$254,634	$46,892	254,634	–	–	–	–	–	254,634
Average interest rate	13.375%	88.60%
Fixed rate UPC senior discount notes due 2009 (euro)	$105,680	$10,937	105,680	–	–	–	–	–	105,680
Average interest rate	13.375%	88.60%
Fixed rate UPC senior notes due 2010 (dollar)	$356,573	$76,670	356,573	–	–	–	–	–	356,573
Average interest rate	11.25%	169.69%
Fixed rate UPC senior notes due 2010 (euro)	$94,447	$15,686	94,447	–	–	–	–	–	94,447
Average interest rate	11.25%	169.69%
Fixed rate UPC senior notes due 2010 (dollar)	$145,078	$31,195	145,078	–	–	–	–	–	145,078
Average interest rate	11.50%	172.59%
Fixed rate UPC senior discount notes due 2010 (dollar)	$487,333	$89,316	487,333	–	–	–	–	–	487,333
Average interest rate	13.75%	83.01%
Fixed rate UPC Polska senior discount notes	$404,181	$151,177	404,181	–	–	–	–	–	404,181
Average interest rate	7.0%-14.5%	42.26%-87.538%
Variable rate UPC Distribution Bank Facility	$3,413,846	$3,413,846	3,413,846	–	–	–	–	–	3,413,846
Average interest rate	8.06%	8.06%
Notes payable to Liberty	$102,728	$102,728	102,728	–	–	–	–	–	102,728
Average interest rate	8.00%	8.00%
VTR Bank Facility	$123,000	$123,000	9,225	30,750	52,275	30,750	–	–	123,000
Average interest rate	7.44%	7.44%
Capital lease obligations	$59,469	$59,469	2,899	3,029	3,112	3,378	3,677	43,374	59,469
Average interest rate	various	various
Other debt	$39,707	$39,707	26,992	8,757	1,476	801	784	897	39,707
Average interest rate	various	various

Total debt	$7,018,529	$4,446,138	6,810,842	42,536	56,863	34,929	29,088	44,271	7,018,529

Operating leases			58,029	43,751	29,747	22,664	17,372	36,918	208,481
Other commitments			146,085	63,238	46,039	39,534	16,541	61,382	372,819

Total commitments			204,114	106,989	75,786	62,198	33,913	98,300	581,300

Total debt and commitments			$7,014,956	$149,525	$132,649	$97,127	$63,001	$142,571	$7,599,829

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Controls

There have been no significant changes or material weaknesses in our disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 5. OTHER INFORMATION

Summary Operating Data

	June 30, 2003
				Video			Telephony			Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Lines(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,652,100	2,589,600	2,336,400	2,304,200	47,500	–	1,597,300	160,600	188,100	2,336,400	310,900	2,823,200
Poland	1,870,700	1,870,700	262,000	987,500	–	–	–	–	–	262,000	19,100	1,006,600
Hungary	1,001,100	966,500	521,500	694,200	–	85,100	84,900	64,900	71,500	461,300	33,500	877,700
Austria	1,081,400	923,300	920,100	499,400	22,200	–	899,700	150,500	152,000	920,100	191,800	863,900
France	2,656,600	1,363,300	673,200	465,500	7,100	–	673,200	56,800	58,300	673,200	23,100	552,500
Norway	529,000	483,800	199,400	338,500	32,500	–	136,300	23,400	25,800	199,400	33,400	427,800
Czech Republic	913,000	681,400	240,200	296,600	–	58,900	17,700	3,000	3,000	240,200	19,900	378,400
Sweden	770,000	421,600	265,800	276,700	19,900	–	–	–	–	265,800	66,100	362,700
Romania	659,600	458,400	–	330,300	–	–	–	–	–	–	–	330,300
Slovak Republic	517,800	382,700	21,100	284,900	–	10,200	–	–	–	15,600	200	295,300
Belgium	530,000	153,700	153,700	130,700	–	–	–	–	–	153,700	25,300	156,000

Total	13,181,300	10,295,000	5,593,400	6,608,500	129,200	154,200	3,409,100	459,200	498,700	5,527,700	723,300	8,074,400

Latin America:
Chile	2,350,000	1,732,800	999,200	472,200	–	6,300	999,200	245,000	276,100	1,006,100	99,100	822,600
Brazil	650,000	463,000	463,000	9,100	7,300	–	–	–	–	463,000	400	16,800
Peru	140,000	66,800	30,300	12,400	–	–	–	–	–	30,300	2,300	14,700
Uruguay	–	–	8,100	–	–	–	–	–	–	8,100	500	500

Total	3,140,000	2,262,600	1,500,600	493,700	7,300	6,300	999,200	245,000	276,100	1,507,500	102,300	854,600

Grand Total	16,321,300	12,557,600	7,094,000	7,102,200	136,500	160,500	4,408,300	704,200	774,800	7,035,200	825,600	8,929,000

	March 31, 2003
				Video			Telephony			Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Lines(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,651,700	2,588,100	2,337,400	2,311,700	49,700	–	1,593,300	165,700	195,500	2,337,400	309,200	2,836,300
Poland	1,869,600	1,869,600	199,400	994,500	–	–	–	–	–	199,400	15,800	1,010,300
Hungary	1,001,100	957,800	512,200	691,200	–	82,400	84,900	64,900	71,400	451,300	32,000	870,500
Austria	1,081,400	923,300	920,100	502,200	21,300	–	899,700	149,800	151,200	920,100	187,100	860,400
France	2,656,600	1,356,200	669,400	462,700	7,600	–	669,400	55,800	57,300	669,400	22,300	548,400
Norway	529,000	482,600	196,200	336,200	32,600	–	135,100	22,900	25,400	196,200	32,300	424,000
Czech Republic	913,000	679,800	240,200	297,600	–	58,200	17,700	3,100	3,100	240,200	17,700	376,600
Sweden	770,000	421,600	264,300	274,000	17,800	–	–	–	–	264,300	64,600	356,400
Romania	659,600	458,400	–	326,200	–	–	–	–	–	–	–	326,200
Slovak Republic	517,800	381,800	17,300	293,600	–	10,100	–	–	–	–	–	303,700
Belgium	530,000	153,600	153,600	130,600	–	–	–	–	–	153,600	25,100	155,700

Total	13,179,800	10,272,800	5,510,100	6,620,500	129,000	150,700	3,400,100	462,200	503,900	5,431,900	706,100	8,068,500

Latin America:
Chile	2,350,000	1,717,400	980,900	464,700	–	6,800	980,900	233,400	266,100	978,200	82,300	787,200
Brazil	650,000	463,000	463,000	9,100	8,000	–	–	–	–	463,000	300	17,400
Peru	140,000	66,700	30,300	12,200	–	–	–	–	–	30,300	2,000	14,200
Uruguay	–	–	7,700	–	–	–	–	–	–	7,700	500	500

Total	3,140,000	2,247,100	1,481,900	486,000	8,000	6,800	980,900	233,400	266,100	1,479,200	85,100	819,300

Grand Total	16,319,800	12,519,900	6,992,000	7,106,500	137,000	157,500	4,381,000	695,600	770,000	6,911,100	791,200	8,887,800

	June 30, 2002
				Video			Telephony			Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Lines(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,695,600	2,563,200	2,285,000	2,335,500	61,300	–	1,539,100	175,900	214,900	2,285,000	274,300	2,847,000
Poland	1,865,200	1,865,200	184,600	998,000	–	–	–	–	–	184,600	10,700	1,008,700
Hungary	1,001,100	952,800	481,800	668,500	–	60,800	84,900	65,400	71,500	384,800	19,200	813,900
Austria	1,081,400	923,300	920,100	497,200	13,100	–	899,700	143,800	145,000	920,100	157,800	811,900
France	2,656,600	1,335,700	640,600	455,700	9,600	–	640,600	56,400	58,200	640,600	19,700	541,400
Norway	529,000	479,900	169,500	333,900	31,200	–	127,200	20,000	22,100	169,500	26,300	411,400
Czech Republic	912,900	681,400	238,300	305,600	–	43,200	17,700	3,200	3,200	238,300	10,000	362,000
Sweden	770,000	421,600	253,500	269,100	10,400	–	–	–	–	253,500	52,600	332,100
Romania	659,600	458,400	–	322,200	–	–	–	–	–	–	–	322,200
Slovak Republic	517,800	377,900	17,300	299,000	–	9,600	–	–	–	–	–	308,600
Belgium	530,000	152,600	152,600	127,600	–	–	–	–	–	152,600	22,300	149,900

Total	13,219,200	10,212,000	5,343,300	6,612,300	125,600	113,600	3,309,200	464,700	514,900	5,229,000	592,900	7,909,100

Latin America:
Chile	2,350,000	1,690,500	922,100	448,000	–	8,500	922,100	208,900	235,300	901,300	43,000	708,400
Brazil	463,000	390,000	–	8,600	8,500	–	–	–	–	–	–	17,100
Peru	140,000	65,700	22,100	11,600	–	–	–	–	–	22,100	1,300	12,900
Uruguay	–	–	5,200	–	–	–	–	–	–	5,200	400	400

Total	2,953,000	2,146,200	949,400	468,200	8,500	8,500	922,100	208,900	235,300	928,600	44,700	738,800

Grand Total	16,172,200	12,358,200	6,292,700	7,080,500	134,100	122,100	4,231,300	673,600	750,200	6,157,600	637,600	8,647,900

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Amended and Restated Credit Agreement, dated as of April 29, 2003, among VTR, the Subsidiary Guarantors named therein, Toronto Dominion (Texas), Inc., as Administrative Agent, and the lenders named therein.(1)
99.1	Restructuring Agreement, dated as of June 19, 2003, among UPC Polska, UPC Telecom B.V., Belmarken Holding B.V., and certain holders of UPC Polska's Senior Discount Notes.(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from Form 8-K filed by United, dated May 29, 2003 (file No. 000-49658).

(2)
Incorporated by reference from Form 8-K filed by UPC on June 20, 2003 (File No. 000-25365).

(b)    Reports on Form 8-K filed during the quarter

Date Filed	Date of Event	Item Reported
April 16, 2003	April 15, 2003	Item 5 & 7 – Announcement that the Dutch Court of Appeals confirmed the ratification of the Akkoord and dismissed all complaints and grounds for appeal.
April 24, 2003	April 24, 2003	Item 5 & 7 – Announcement that the ratification of the Akkoord has been appealed to the Dutch Supreme Court.
April 29, 2003	April 29, 2003	Item 5 & 7 – Announcement that VTR entered into an extension agreement to its credit agreement extending the maturity date to May 29, 2003.
May 14, 2003	May 14, 2003	Item 7 & 9 – Announcement that United issued a press release on its operating and financial results for the first quarter ended March 31, 2003.
May 15, 2003	May 15, 2003	Item 7 & 9 – Announcement that Liberty Media Corporation will provide a slide presentation at its annual investors meeting.
May 15, 2003	May 15, 2003	Item 7 & 9 – Amended report announcing United will post on its web site a copy of Liberty Media Corporation's slide presentation.
May 20, 2003	May 20, 2003	Item 7 & 9 – Announcement that United will provide a slide presentation of VTR GlobalCom S.A.'s financial performance and condition at a conference hosted by Bank of America Securities.
May 30, 2003	May 29, 2003	Item 5 & 9 – Announcement that VTR GlobalCom S.A. and VTR's senior lenders amended and restated the VTR Bank Facility.
June 17, 2003	June 16, 2003	Item 5 & 7 – Announcement of the Company's sale of its indirect interest in Megapo.
June 20, 2003	June 19, 2003
Item 5 & 7 – Announcement that UPC Polska, Inc. issued a press release announcing that, in connection with a proposed restructuring of UPC Polska's indebtedness, UPC Polska has entered into a Restructuring Agreement dated as of June 19, 2003 with certain UPC subsidiaries and certain holders of UPC Polska, Inc. senior discount notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date: August 14, 2003	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer
/s/ VALERIE L. COVER Valerie L. Cover Vice President, Controller and Chief Accounting Officer