Form 10-K/A
period 2002-12-31
UNITEDGLOBALCOM INC
filed 2003-11-14
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2002 to amend Item Nos. 6, 7, 8 and 15 to revise our previous disclosure to recognize a gain from the dilution of our interest in UPC Germany in July 2002. See Note 22 to our consolidated financial statements for a detailed explanation. We are also amending Item No. 14 to clarify our disclosure regarding disclosure controls and procedures and changes in internal controls.

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

	Year Ended December 31,				Ten Months Ended December 31, 1998
	2002	2001	2000	1999
	(In thousands, except share and per share data)
	(As restated(1))
Statement of Operations Data:
Revenue	$1,515,021	$1,561,894	$1,251,034	$720,762	$254,466
Operating expense	(772,398)	(1,062,394)	(893,682)	(458,748)	(122,811)
Selling, general and administrative expense	(474,477)	(699,561)	(682,633)	(618,925)	(299,993)
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)	(418,714)	(159,045)
Impairment and restructuring charges	(437,427)	(1,525,069)	–	–	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)	(775,625)	(327,383)
Interest income	38,315	104,696	133,297	54,375	10,681
Interest expense	(680,101)	(1,070,830)	(928,783)	(399,999)	(163,227)
Foreign currency exchange gain (loss), net	739,794	(148,192)	(215,900)	(39,501)	1,582
Gain on early extinguishment of debt	2,208,782	3,447	–	–	–
Proceeds from litigation settlement	–	194,830	–	–	–
Gain (loss) on sale of investments in affiliates, net	117,262	(416,803)	6,194	–	–
Provision for loss on investments	(27,083)	(342,419)	(5,852)	(7,127)	(9,686)
Gain on issuance of common equity securities by subsidiaries	–	–	127,731	1,508,839	–
Derivative losses and other income (expense), net	(93,749)	(117,923)	(4,305)	(14,641)	(3,518)

Income (loss) before income taxes and other items	1,403,938	(4,665,500)	(2,028,421)	326,321	(491,551)
Reorganization expenses, net	(75,243)	–	–	–	–
Income tax (expense) benefit, net	(201,182)	40,661	2,897	(198)	(610)
Minority interests in subsidiaries, net	(67,103)	496,515	934,548	360,444	1,410
Share in results of affiliates, net	(72,142)	(386,441)	(129,914)	(50,249)	(54,781)
Cumulative effect of change in accounting principle	(1,344,722)	20,056	–	–	–

Net income (loss)	$(356,454)	$(4,494,709)	$(1,220,890)	$636,318	$(545,532)

Net income (loss) per common share:
Basic net income (loss)	$(0.93)	$(45.54)	$(13.24)	$7.53	$(7.43)

Diluted net income (loss)	$(0.93)	$(45.54)	$(13.24)	$6.67	$(7.43)

Weighted-average number of common shares outstanding:
Basic	390,087,623	99,834,387	96,114,927	82,024,077	73,644,728

Diluted	391,364,157	99,834,387	96,114,927	95,331,929	73,644,728

(1)
See Note 22 to our consolidated financial statements.

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
	(As restated(1))
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term liquid investments	$504,258	$1,085,711	$2,235,524	$2,573,821	$94,321
Other current assets, net	361,293	857,540	701,807	329,450	94,206
Investments in affiliates, net	153,853	231,625	756,322	309,509	429,490
Property, plant and equipment, net	3,640,211	3,692,485	3,880,657	2,462,832	451,442
Goodwill and other intangible assets, net	1,264,109	2,843,922	5,154,907	2,944,802	424,934
Other non-current assets	7,870	327,357	417,735	382,439	47,702

Total assets	$5,931,594	$9,038,640	$13,146,952	$9,002,853	$1,542,095

Current liabilities	$7,423,688	$10,223,125	$1,553,765	$908,700	$326,552
Senior notes and other long-term debt	472,671	1,643,893	9,699,121	5,989,455	1,939,289
Other non-current liabilities	917,963	456,447	66,615	95,502	184,928

Total liabilities	8,814,322	12,323,465	11,319,501	6,993,657	2,450,769
Minority interests in subsidiaries	1,402,146	1,240,665	1,884,568	867,970	18,705
Preferred stock	–	29,990	28,117	26,920	56,286
Stockholders' equity (deficit)	(4,284,874)	(4,555,480)	(85,234)	1,114,306	(983,665)

Total liabilities and stockholders' equity (deficit)	$5,931,594	$9,038,640	$13,146,952	$9,002,853	$1,542,095

(1)
See Note 22 to our consolidated financial statements.

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

We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of our common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of approximately $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)

Total gain on early extinguishment of debt	$1,744,651	$3,501,940	$1,757,289

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

New Accounting Principles

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under this new standard, among other things, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). SFAS 145 is effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company has reclassified gains and losses associated with the extinguishment of debt from extraordinary classification to a separate line as a component of income (loss) before income taxes and other items.

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

Adjusted EBITDA

Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, gain on issuance of common equity securities by subsidiaries, provision for loss on investments, gain (loss) on sale of investments in affiliates and other assets, proceeds from litigation settlement, gain on early extinguishment of debt, foreign currency exchange gain (loss), impairment and restructuring charges, and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe their measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance. Please refer to our segment information in the accompanying notes to our audited consolidated financial statements for a reconciliation of total segment Adjusted EBITDA to our consolidated statements of operations.

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

Gain on Early Extinguishment of Debt

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
United	$1,757,289	$3,447	$–
UPC	451,493	–	–

Total	$2,208,782	$3,447	$–

As part of our recapitalization, we purchased at fair value certain debt securities of our subsidiaries, including the United UPC Bonds, UPC Exchangeable Loan and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes, we recognized a gain of $1.757 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

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

Gain (Loss) on Sale of Investments in Affiliates and Other Assets

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
	(As restated(1))
UPC Polska transaction	$–	$(416,898)	$–
Other UPC	119,204	(1,669)
Other	(1,942)	1,764	6,194

Total	$117,262	$(416,803)	$6,194

(1)
See Note 22 to our consolidated financial statements.

We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany of €150.3 ($147.9) million.

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

Income Tax (Expense) Benefit

Income tax expense increased $241.8 million during the year ended December 31, 2002 compared to the prior period, primarily due to deferred income tax of $110.6 million as a result of our merger transaction with Liberty on January 30, 2002, as well as interest income generated from the ownership of the UPC Exchangeable Loan and United UPC Bonds by United effective January 30, 2002, and from the ownership of the UGC Holdings 1998 Notes by IDT United effective January 30, 2002.

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

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
	(As restated(1))

Foreign currency translation adjustments	$(864,104)	$11,157	$(47,625)

(1)
See Note 22 to our consolidated financial statements.

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	December 31, 2002	December 31, 2001
			Related Party(3)
	Third Party	Third Party
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC 10.875% dollar Senior Notes due 2009(1)	$520,484	$558,842	$241,190
UPC 12.5% dollar Senior Discount Notes due 2009(1)	408,565	365,310	171,911
UPC 10.875% dollar Senior Notes due 2007(1)	113,766	143,864	56,144
UPC 11.25% dollar Senior Notes due 2009(1)	113,602	125,967	124,586
UPC 13.375% dollar Senior Discount Notes due 2009(1)	254,634	227,424	103,798
UPC 11.25% dollar Senior Notes due 2010(1)	356,573	387,697	208,709
UPC 11.5% dollar Senior Notes due 2010(1)	145,078	215,067	83,153
UPC 13.75% dollar Senior Discount Notes due 2010(1)	487,333	442,129	221,821
UPC Polska Senior Discount Notes(1)	377,110	343,323	–
UPC Exchangeable Loan(1)	–	–	887,315
VTR Bank Facility(2)	144,000	176,000	–

	$2,921,145	$2,985,623	$2,098,627

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

Selected Quarterly Financial Data

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2002. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amount of net income (loss) as shown below for the first quarter of 2002 has been restated to give effect to the impairment of goodwill totaling $1.34 billion as of January 1, 2002, in accordance with the transition guidance in SFAS 142. The amount of net income (loss) as shown below for the third quarter of 2002 has been restated to give effect to the recognition of a gain from the reversal of the net negative investment in UPC Germany of €150.3 ($147.9) million—See Note 22 to our consolidated financial statements for further discussion.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31 2002
			(As Restated)
	(In thousands, except share and per share data)

Revenue	$349,040	$379,732	$384,736	$401,513

Operating income (loss)	$(122,647)	$(130,166)	$(123,195)	$(523,274)

Net income (loss)	$(232,147)	$569,570	$(275,214)	$(418,663)

Net loss per common share:
Basic net income (loss)	$(0.74)	$1.37	$(0.67)	$(1.01)

Diluted net income (loss)	$(0.74)	$1.37	$(0.67)	$(1.01)

Weighted average number of common shares outstanding:
Basic	317,936,595	416,187,877	413,450,776	413,486,364

Diluted	317,936,595	416,909,206	413,450,776	413,486,364

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except share and per share data)

Revenue	$394,745	$399,250	$391,865	$376,034

Operating income (loss)	$(345,426)	$(601,868)	$(355,408)	$(1,569,604)

Net loss	$(663,259)	$(811,453)	$(901,020)	$(2,118,977)

Basic and diluted net loss per common share	$(6.94)	$(8.38)	$(9.19)	$(20.65)

Basic and diluted weighted average number of common shares outstanding	97,439,092	98,328,251	99,485,929	103,250,060

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

(b)       Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
December 3, 2002	December 3, 3002	Item 5 and 7 – Announcement that on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States.
December 3, 2002	December 3, 2002	Item 5 and 7 – Announcement that UPC filed a proposed plan of compulsory composition, or akkoord, with the Amsterdam Court under the Dutch Bankruptcy Code.
December 10, 2002	December 9, 2002	Item 5 – Announcement that on December 9, 2002, Gene W. Schneider and G. Schneider Holdings, LLLP prepaid the aggregate remaining principal balance on loans made by Liberty.
December 23, 2002	December 23, 2002	Item 5 and 7 – Announcement that UPC together with New UPC, Inc. will become the holding company for UPC upon consummation of UPC's recapitalization.
December 26, 2002	December 21, 2002	Item 5 – Announcement that UAP filed a plan of reorganization, pursuant to which an affiliate of CHAMP would acquire UAP's indirect 51% interest in Austar United.
(c)	Exhibits
3.1	Restated Certificate of Incorporation of the Registrant as currently in effect.(1)
3.2	Bylaws of the Registrant as currently in effect.(1)
4.1	Specimen of Class A Common Stock certificate of the Registrant.(2)
4.2	Specimen of Class B Common Stock certificate of the Registrant.(2)
4.3	Specimen of Class C Common Stock certificate of the Registrant.(2)
4.4	Indenture dated as of February 5, 1998 between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Firstar Bank of Minnesota N.A. (now known as Firstar Bank, N.A.).(3)
4.5	Supplemental Indenture dated January 24, 2002 between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Firstar Bank, N.A., as Trustee.(4)
4.6	Indenture dated as of July 30, 1999, between United Pan-Europe Communications N.V. ("UPC") and Citibank N.A., as Trustee, with respect to UPC 10.875% Senior Notes.(5)
4.7	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 12.5% Senior Discount Notes.(5)
4.8	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 10.875% Senior Notes.(6)
4.9	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 11.25% Senior Notes.(6)

4.10	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 13.375% Senior Discount Notes.(6)
4.11	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee, with respect to 11.5% Senior Notes due 2010.(7)
4.12	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee, with respect to 11.25% Senior Notes due 2010.(7)
4.13	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee, with respect to 13.75% Senior Discount Notes due 2010.(7)
10.1	Amended and Restated Agreement and Plan of Restructuring and Merger, dated December 31, 2001, by and among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), United/New United Merger Sub, Inc., Liberty Media Corporation, Liberty Media International, Inc., Liberty Global, Inc. and each Person indicated as a "Founder" on the signature pages thereto.(1)
10.2	Amended and Restated United/New United Merger Agreement, dated December 31, 2001, by and among UnitedGlobalCom, Inc (now known as UGC Holdings, Inc.), New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) and United/New United Merger Sub, Inc.(1)
10.3	Founders Agreement with respect to UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), dated January 30, 2002.(1)
10.4	Founders Agreement with respect to UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc.), dated January 30, 2002.(1)
10.5	Stockholders Agreement among UnitedGlobalCom, Inc (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., Liberty UCOMA, LLC and each of the Persons identified on the signature pages thereto as a "Founder," dated January 30, 2002.(1)
10.6	Voting Agreement among New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), and each of the Persons indicated as a "Founder" on the signature pages thereto, dated January 30, 2002.(1)
10.7	Agreement Regarding Old United among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.8	Agreement Regarding Additional Covenants among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.9	Standstill Agreement among UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.10	Registration Rights Agreement, by and among New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.11	Loan Agreement dated as of May 25, 2001, among Belmarken Holding B.V. and UPC as obligors and UPC Internet Holding B.V. as guarantor and New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) as successor in interest to Liberty-Belmarken, Inc.(5)
10.12	Waiver to UPC Exchangeable Loan dated as of March 1, 2002, by United to UPC temporarily waiving certain cross-defaults.(9)
10.13	Registration Rights Agreement dated as of May 25, 2001, between UPC and New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.) as successor in interest to Liberty-Belmarken, Inc.(8)
10.14	Stock Purchase Agreement dated December 3, 2001, between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Liberty UCOMA, LLC.(10)
10.15	Stock Purchase Agreement dated December 3, 2001, between UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.) and Liberty UCOMA, LLC.(10)
10.16	Agreement dated December 3, 2001, among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIH Funding Corp., Salomon Smith Barney, Inc., TD Securities (USA) Inc., J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.) and Donaldson, Lufkin & Jenrette Securities Corporation.(10)
10.17	Form of Promissory Note from United Programming Argentina II, Inc. to the order of LBTW I, Inc.(1)
10.18	1993 Stock Option Plan of the Registrant, amended and restated as of January 30, 2002.(2)
10.19	Stock Option Plan for Non-Employee Directors of the Registrant, effective June 1, 1993, amended and restated as of December 7, 2001.(2)
10.20	Stock Option Plan for Non-Employee Directors of the Registrant, effective March 20, 1998, amended and restated as of January 30, 2002.(2)
10.21	United Latin America, Inc. Stock Option Plan, effective June 6, 1997, as amended.(11)
10.22	UPC Phantom Stock Option Plan, effective March 20, 1998.(12)
10.23	UPC Amended Stock Option Plan, effective June 13, 1996, as amended.(13)

10.24	chello broadband Phantom Stock Option Plan, effective June 19, 1998.(14)
10.25	chello broadband Foundation Stock Option Plan, effective June 23, 1999.(14)
10.26	UPC Distribution Bank Facility dated October 26, 2000.(15)
10.27	Waiver Letter dated March 4, 2002 to UPC Distribution Holding B.V. from Toronto-Dominion Bank Europe Limited acting as Facility Agent for the Lenders under the UPC Distribution Bank Facility referenced in Exhibit 10.26 above.(9)
10.28	Credit Agreement dated as of April 29, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA). Inc. and Citibank, N.A.(16)
10.29	Amendment No. 7 dated as of April 29, 2002, among VTR GlobalCom S.A., a Chilean corporation, the subsidiaries of VTR listed on the signature pages thereto, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement and each of the lenders party to the Credit Agreement dated as of April 29, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA), Inc. and Citibank, N.A.(17)
10.30	Cash Collateral Agreement, dated as of April 29, 2002, by and among United Latin America, Inc., a Colorado corporation, Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement and The Toronto-Dominion Bank, as securities intermediary.(17)
10.31	Letter Dated April 29, 2002 from UGC Holdings, Inc. to Toronto Dominion Bank (Texas), Inc., as agent for the lenders party to the Credit Agreement, and such lenders.(17)
10.32	Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philips Media B.V., Philips Media Networks B.V., UnitedGlobalCom, Inc (now known as UGC Holdings, Inc.), Joint Venture, Inc. and United and Philips Communications B.V.(18)
10.33	Share Exchange Agreement, dated as of March 9, 2000, by and between UPC and the shareholders named therein.(19)
10.34	Memorandum of Understanding, dated as of February 1, 2002, by and among UPC, UnitedGlobalCom, Inc. and UGC Holdings, Inc.(20)
10.35	Closing Agreement, dated as of December 7, 2001, by and among UPC, Canal+ Group, UPC Polska, Inc., Polska Telewizja Cyfrowa TV Sp. zo.o. ("PTC") and Telewizyjna Korporacja Partycypacyjna S.A. ("TKP").(21)
10.36	Shareholders Agreement, dated August 10, 2001, by and among UPC, PTC, Canal+ Group and Polcom Invest S.A.(21)
10.37	Contribution and Subscription Agreement, dated as of August 10, 2001, by and among UPC, Canal+ Group, UPC Polska, Inc., PTC and TKP.(21)
10.38	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Mark L. Schneider in favor of UIPl.(22)
10.39	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Mark L. Schneider in favor of UIPI.(22)
10.40	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The MLS Family Partnership LLLP in favor of UIPI.(22)
10.41	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The MLS Family Partnership LLLP in favor of UIPI.(22)
10.42	Replacement Guaranty for Purpose Credit dated November 22, 2000 of Mark L. Schneider in favor of UIPI with respect to the MLS Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).(22)
10.43	Replacement Guaranty for Purpose Credit dated December 21, 2000 of Mark L. Schneider in favor of UIPI with respect to The MLS Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).(22)
10.44	Letter Agreement dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Mark L. Schneider.(22)
10.45	Letter Agreement dated May 16, 2001 among UIPI, UPC and Mark L. Schneider.(22)
10.46	Letter Agreement dated May 16, 2001 among UIPI, chello broadband and Mark L. Schneider.(22)
10.47	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Michael T. Fries in favor of UIPl.(22)
10.48	Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.49	Replacement Promissory Note (Non-Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.50	Replacement Guaranty for Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).(22)

10.51	Replacement Guaranty for Non-Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Non-Purpose Credit).(22)
10.52	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Michael T. Fries in favor of UIPI.(22)
10.53	Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.54	Replacement Promissory Note (Non-Purpose Credit) dated December 21, 2000 of the Fries Family Partnership LLLP in favor of UIP1.(22)
10.55	Replacement Guaranty for Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).(22)
10.56	Replacement Guaranty for Non-Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Non-Purpose Credit).(22)
10.57	Promissory Note (Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.58	Promissory Note (Non-Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UlPl.(22)
10.59	Guaranty for Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Purpose Credit).(22)
10.60	Guaranty for Non-Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Non-Purpose Credit).(22)
10.61	Promissory Note (Purpose Credit) dated June 25, 2001 of Michael T. Fries in favor of UIPI.(22)
10.62	Promissory Note (Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.63	Promissory Note (Non-Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.(22)
10.64	Letter Agreement (Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Michael T. Fries.(22)
10.65	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI and Michael T. Fries.(22)
10.66	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, UPC and Michael T. Fries.(22)
10.67	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and Michael T. Fries.(22)
10.68	Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, Austar United and Michael T. Fries.(22)
10.69	Letter Agreement (Purpose Credit) dated June 25, 2001 among UnitedGlobalCom, Inc. (now known as UGC Holdings, Inc.), UIPI, New UnitedGlobalCom, Inc. (now known as UnitedGlobalCom, Inc.), Michael T. Fries and The Fries Family Partnership LLLP.(22)
10.70	Restructuring Agreement, dated September 30, 2002, among UPC, New UPC, Inc., United, UGC Holdings, Inc., United Europe, Inc., United UPC Bonds, LLC, and certain holders of notes of UPC.(23)
10.71	Waiver and Amendment Letter, dated September 30, 2002, between TD Bank Europe Limited (acting with the approval of the Majority Lenders referenced therein) and UPC Distribution Holding B.V. (acting on its own behalf and on behalf of its subsidiaries party to the UPC Distribution Bank Facility referenced in Exhibit 10.26 above).(23)
10.72	Exchange Agreement dated May 14, 2002, among United and the Principal Founders identified therein.(26)
10.73	Mutual Release Agreement, dated January 27, 2003, by and among Michael T. Fries, Fries Family Partnership LLLP, United and UGC Properties, Inc.(25)
10.74	Mutual Release Agreement, dated January 28, 2003, by and among Mark L. Schneider, MLS Family Partnership LLLP, United and UGC Properties, Inc.(25)
10.75	Loan Deferral Agreement, dated January 28, 2003, by and among United, Liberty Media Corporation, UGCH Finance, Inc. (f/k/a United Programming Argentina II, Inc.) and LBTW I, Inc.(25)
10.76	Securities Purchase Agreement, dated February 6, 2003, by and among United, Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio.(27)
10.77	Securities Purchase Agreement, dated February 11, 2003, by and among United and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc.(27)

10.78	Purchase and Sale Agreement dated as of March 5, 2003, by and between United CMH Holdings, Inc. and UPC.(32)
10.79	UPC Distribution Bank Facility Amended Waiver Letter dated April 4, 2003.(32)
21.1	Subsidiaries of United.*
23.1	Independent Auditors' Consent – KPMG LLP (UnitedGlobalCom, Inc.)
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Second amended disclosure statement dated January 7, 2003, filed by UPC and New UPC, Inc., together with Annex A (second amended plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code) and Annex B (Akkoord (as revised)).(24)
99.2	Errata Sheet to the second amended disclosure statement dated January 7, 2003 of UPC.(28)
99.3	Second Errata Sheet to the second amended disclosure statement dated January 7, 2003 of UPC.(28)
99.4	Order of the United States Bankruptcy Court for the Southern District of New York dated February 20, 2003 confirming the second amended plan of reorganization dated January 7, 2003 jointly proposed by UPC and New UPC, Inc., as modified.(29)
99.5	Second amended plan of reorganization dated January 7, 2003, jointly proposed by UPC and New UPC, Inc., as modified.(29)
99.6	Motion for Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement, together with Exhibit A thereto (Form of Purchase and Sale Agreement).(30)
99.7	Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement.(31)
99.8	Letter from UnitedGlobalCom, Inc. to the Commission re Arthur Andersen LLP.(2)

*
Previously filed.
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

UNITEDGLOBALCOM, INC. a Delaware corporation
November 14, 2003	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2003	/s/ GENE W. SCHNEIDER * Gene W. Schneider, Chairman, Chief Executive Officer and Director
November 14, 2003	/s/ ROBERT R. BENNETT * Robert R. Bennett, Director
November 14, 2003	/s/ ALBERT M. CAROLLO * Albert M. Carollo, Director
November 14, 2003	/s/ JOHN P. COLE, JR. * John P. Cole, Jr., Director
November 14, 2003	/s/ VALERIE L. COVER Valerie L. Cover, Vice President and Controller
November 14, 2003	/s/ JOHN W. DICK. * John W. Dick, Director
November 14, 2003	/s/ MICHAEL T. FRIES * Michael T. Fries, President, Chief Operating Officer and Director
November 14, 2003	/s/ GARY S. HOWARD * Gary S. Howard, Director
David B. Koff, Director
November 14, 2003	/s/ JOHN C. MALONE * John C. Malone, Director
November 14, 2003	/s/ CURTIS W. ROCHELLE * Curtis W. Rochelle, Director
November 14, 2003	/s/ MARK L. SCHNEIDER * Mark L. Schneider, Director
November 14, 2003	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Chief Financial Officer
November 14, 2003	/s/ TINA M. WILDES * Tina M. Wildes, Senior Vice President Business Administration and Director

* By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Attorney-in-Fact

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

As discussed in Note 22, the consolidated financial statements as of and for the year ended December 31, 2002 have been restated.

KPMG LLP

Denver, Colorado
March 31, 2003, except as to
    Notes 21 and 22 to the consolidated
    financial statements, which
    are as of April 9, 2003 and
    November 12, 2003, respectively.

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

UnitedGlobalCom, Inc.

Consolidated Balance Sheets (continued)

(In thousands, except par value and number of shares)

	December 31,
	2002	2001
Liabilities and Stockholders' Equity (Deficit)	(As restated—See Note 22)
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of $1,704 and $1,347, respectively	$192,414	$350,813
Accrued liabilities	328,927	697,827
Subscriber prepayments and deposits	127,553	88,975
Short-term debt	205,145	77,614
Notes payable, related party	102,728	–
Current portion of senior notes and other long-term debt, related party	–	2,314,992
Current portion of senior notes and other long-term debt	3,366,235	6,074,502
Business transferred under contractual arrangement	–	607,350
Derivative liabilities	12,290	–
Other current liabilities	4,158	11,052

Total current liabilities not subject to compromise	4,339,450	10,223,125

Subject to compromise:
Accounts payable	38,647	–
Accrued liabilities	232,603	–
Current portion of senior notes and senior discount notes	2,812,988	–

Total current liabilities subject to compromise	3,084,238	–

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	415,932	1,565,856
Other long-term debt	56,739	78,037
Net negative investment in deconsolidated subsidiaries	644,471	–
Business transferred under contractual arrangement	–	228,012
Deferred taxes	184,858	80,300
Other long-term liabilities	88,634	148,135

Total long-term liabilities not subject to compromise	1,390,634	2,100,340

Commitments and contingencies (Notes 10 and 11)
Minority interests in subsidiaries	1,402,146	1,240,665

Series B convertible preferred stock, stated at liquidation value, nil and 113,983 shares issued and outstanding, respectively	–	29,990

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Series C convertible preferred stock, nil and 425,000 shares issued and outstanding, respectively	–	425,000
Series D convertible preferred stock, nil and 287,500 shares issued and outstanding, respectively	–	287,500
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 110,392,692 and 98,042,205 shares issued, respectively	1,104	981
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 and 19,027,134 shares issued and outstanding, respectively	89	190
Class C common stock, $0.01 par value 400,000,000 shares authorized, 303,123,542 and nil shares issued and outstanding, respectively	3,031	–
Additional paid-in capital	3,683,644	1,537,944
Deferred compensation	(28,473)	(74,185)
Treasury stock, at cost, 7,404,240 and 5,604,948 shares of Class A common stock, respectively	(34,162)	(29,984)
Accumulated deficit	(6,797,762)	(6,437,290)
Accumulated other comprehensive income (loss)	(1,112,345)	(265,636)

Total stockholders' equity (deficit)	(4,284,874)	(4,555,480)

Total liabilities and stockholders' equity (deficit)	$5,931,594	$9,038,640

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
	(As restated—See Note 22)

Revenue	$1,515,021	$1,561,894	$1,251,034
Operating expense (exclusive of items shown separately below)	(772,398)	(1,062,394)	(893,682)
Selling, general and administrative expense	(474,477)	(699,561)	(682,633)
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)
Impairment and restructuring charges	(437,427)	(1,525,069)	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)
Interest income, including related party income of $2,722, $35,336 and $1,918, respectively	38,315	104,696	133,297
Interest expense, including related party expense of $24,805, $58,834 and nil, respectively	(680,101)	(1,070,830)	(928,783)
Foreign currency exchange gain (loss), net	739,794	(148,192)	(215,900)
Gain on early extinguishment of debt	2,208,782	3,447	—
Proceeds from litigation settlement	–	194,830	–
Gain (loss) on sale of investments in affiliates and other assets, net	117,262	(416,803)	6,194
Provision for loss on investments	(27,083)	(342,419)	(5,852)
Gain on issuance of common equity securities by subsidiaries	–	–	127,731
Derivative losses and other income (expense), net	(93,749)	(117,923)	(4,305)

Income (loss) before income taxes and other items	1,403,938	(4,665,500)	(2,028,421)
Reorganization expenses, net	(75,243)	–	–
Income tax (expense) benefit, net	(201,182)	40,661	2,897
Minority interests in subsidiaries, net	(67,103)	496,515	934,548
Share in results of affiliates, net	(72,142)	(386,441)	(129,914)

Income (loss) before cumulative effect of change in accounting principle	988,268	(4,514,765)	(1,220,890)
Cumulative effect of change in accounting principle	(1,344,722)	20,056	–

Net income (loss)	$(356,454)	$(4,494,709)	$(1,220,890)

Basic and diluted net income (loss) per common share (Note 19):
Basic and diluted net income (loss) before cumulative effect of change in accounting principle	$2.52	$(45.74)	$(13.24)
Cumulative effect of change in accounting principle	(3.45)	0.20	–

Basic and diluted net income (loss)	$(0.93)	$(45.54)	$(13.24)

Other comprehensive income (loss), net of tax:
Net income (loss)	$(356,454)	$(4,494,709)	$(1,220,890)
Foreign currency translation adjustments	(864,104)	11,157	(47,625)
Change in fair value of derivative assets	13,443	(24,059)	–
Change in unrealized gain on available-for-sale securities	4,029	37,526	(31,668)
Cumulative effect on other comprehensive income of change in accounting principle	–	523	–
Amortization of cumulative effect of change in accounting principle	(77)	(252)	–

Comprehensive income (loss)	$(1,203,163)	$(4,469,814)	$(1,300,183)

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

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In thousands, except number of shares)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
													Treasury Stock
											Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
															(As restated—See Note 22)
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448	–	(35,708)	923	–	–	59,104
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	–	–	281,288,158	2,813	1,396,469	–	–	–	–	–	1,399,282
Issuance of Class A common stock in exchange for remaining interest in UGC Holdings	–	–	–	–	600,000	6	–	–	–	–	(6)	–	–	–	–	–	–
Issuance of Class A common stock in connection with 401(k) plan	–	–	–	–	121,813	1	–	–	–	–	340	–	–	–	–	–	341
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	–	–	(21,395)	12,794	–	–	–	–	(8,601)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	–	–	32,918	–	–	–	–	32,918
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	–	–	1,835,000	(5,101)	–	–	(5,101)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(356,454)	–	(356,454)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(864,104)	(864,104)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	13,443	13,443
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	4,029	4,029
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(77)	(77)

Balances, December 31, 2002	–	$–	–	$–	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2002	2001	2000
	(As restated—See Note 22)
Cash Flows from Operating Activities
Net income (loss)	$(356,454)	$(4,494,709)	$(1,220,890)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	730,001	1,147,176	815,522
Impairment and restructuring charges	437,427	1,525,069	–
Stock-based compensation	28,228	8,818	(43,183)
Accretion of interest on senior notes and amortization of deferred financing costs	234,247	492,387	447,056
Unrealized foreign exchange (gains) losses, net	(745,169)	125,722	165,173
Loss on derivative securities	115,458	–	–
Gain on early extinquishment of debt	(2,208,782)	3,447	–
(Gain) loss on sale of investments in affiliates and other assets, net	(117,262)	416,803	(6,194)
Provision for loss on investments	27,083	342,419	5,852
Reorganization expenses, net	75,243	–	–
Deferred tax provision	181,330	(43,167)	–
Gain on issuance of common equity securities by subsidiaries	–	–	(127,731)
Minority interests in subsidiaries	67,103	(496,515)	(934,548)
Share in results of affiliates, net	72,142	386,441	129,914
Cumulative effect of change in accounting principle	1,344,722	(20,056)	–
Change in receivables, net	42,175	68,137	(67,984)
Change in other assets	4,628	2,489	(27,998)
Change in accounts payable, accrued liabilities and other	(225,728)	(135,604)	393,321

Net cash flows from operating activities	(293,608)	(671,143)	(471,690)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(117,221)	(1,691,751)	(3,049,476)
Proceeds from sale of short-term liquid investments	152,405	1,907,171	3,244,389
Restricted cash released (deposited), net	40,357	(74,996)	3,801
Investments in affiliates and other investments	(2,590)	(60,654)	(348,077)
Proceeds from sale of investments in affiliated companies	–	120,416	–
New acquisitions, net of cash acquired	(22,617)	(39,950)	(1,703,660)
Capital expenditures	(335,192)	(996,411)	(1,846,602)
Increase in notes receivable from affiliates	(624)	(268,661)	(245,208)
Other	28,219	223,469	53,434

Net cash flows from investing activities	(257,263)	(881,367)	(3,891,399)

Cash Flows from Financing Activities
Issuance of common stock by subsidiaries, net	–	695	102,403
Issuance of common stock by the Company, net	200,006	20,025	–
Issuance of convertible preferred stock by subsidiary	–	–	990,000
Issuance of common stock in connection with stock option plans	–	3,334	13,263
Proceeds from offering of senior notes and senior discount notes	–	–	1,612,200
Proceeds from notes payable to shareholder	102,728	–	–
Proceeds from short-term and long-term borrowings	42,742	1,673,981	4,328,269
Extinquishment of existing senior notes	(231,630)	(261,309)	–
Financing costs	(18,293)	(17,771)	(149,259)
Repayments of short-term and long-term borrowings	(90,331)	(766,950)	(2,468,561)
Payment of sellers notes	–	–	(391)
Increase in notes receivable from affiliates	–	(6,571)	(11,016)

Net cash flows from financing activities	5,222	645,434	4,416,908

Effects of Exchange Rates on Cash	35,694	(49,612)	(102,906)

Decrease in Cash and Cash Equivalents	(509,955)	(956,688)	(49,087)
Cash and Cash Equivalents, Beginning of Period	920,140	1,876,828	1,925,915

Cash and Cash Equivalents, End of Period	$410,185	$920,140	$1,876,828

Supplemental Cash Flow Disclosure
Cash paid for reorganization expenses	$33,488	$–	$–

Cash paid for interest	$304,274	$519,221	$363,594

Cash received for interest	$24,166	$73,648	$125,943

Cash paid for income taxes	$14,260	$–	$–

Non-Cash Investing and Financing Activities
Acquisition of German business via issuance of subsidiary shares	$–	$–	$622,261

Acquisition of Cignal Global Communications via issuance of subsidiary shares	$–	$–	$205,117

Issuance of common stock for financial assets	$1,206,441	$–	$–

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

December 31, 2002
(In thousands)
(As restated—See Note 22)
Assets
Current assets	$578,630
Long-term assets	4,587,443

Total assets	$5,166,073

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise	$4,033,983

Subject to compromise:(1)
Accounts payable	38,647
Accrued liabilities	368,256
Current portion of long-term debt	5,283,757

Total current liabilities subject to compromise	5,690,660

Long-term liabilites not subject to compromise	535,822

Minority interests in subsidiaries	1,739

Convertible preferred stock subject to compromise(1)	1,744,043

Stockholders' equity (deficit)	(6,840,174)

Total liabilities and stockholders' equity (deficit).	$5,166,073

Year Ended December 31, 2002
(In thousands)
Revenue	$1,319,741
Expense(1)	(1,081,022)
Depreciation and amortization	(671,757)
Impairment and restructuring charges	(437,427)

Operating income (loss)	(870,465)
Other income (expense), net(1)	(1,041,404)

Net income (loss)	$(1,911,869)

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

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
	(As restated—See Note 22)

Net income (loss), as reported	$(356,454)	$(4,494,709)	$(1,220,890)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28,228	8,818	(43,183)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(102,837)	(98,638)	(62,541)

Pro forma net income (loss)	$(431,063)	$(4,584,529)	$(1,326,614)

Basic and diluted net income (loss) per common share:
As reported	$(0.93)	$(45.54)	$(13.24)

Pro forma	$(1.12)	$(46.44)	$(14.34)

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

United accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common ownership at historical cost, similar to a pooling of interests. Under reorganization accounting, United has consolidated the financial position and results of operations of UGC Holdings as if the merger transaction had been consummated at the inception of UGC Holdings. The purchase of the UGC Holdings 1998 Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of United's new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of United's common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in UGC Holdings' historical financial statements. Accordingly, for consolidated financial reporting purposes, United recognized a gain of approximately $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over United's cost, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
UGC Holdings 1998 Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)

Total gain on early extinguishment of debt	$1,744,651	$3,501,940	$1,757,289

United also recorded a deferred income tax provision of $110.6 million related to a portion of the gain on extinguishment of the UGC Holdings 1998 Notes.

Transfer of German Shares (As restated—See Note 22)

Until July 30, 2002, UPC had a 51.0% ownership interest in EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately €358.8 million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the minority shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the minority shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former minority shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders agreement. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany. Details of the assets and liabilities of UPC Germany as of August 1, 2002 are as follows (in thousands):

Working capital(1)	$(74,809)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Gain on reversal of net negative investment	147,925

Net cash deconsolidated	$(9,249)

(1)
Includes a change to the foreign currency rate previously used to translate the working capital balances.

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

Senior Notes and Senior Discount Notes

	December 31,
	2002		2001
	(In thousands)
UGC Holdings 1998 Notes (see Note 2 and Note 4)	$24,313		$1,222,533
UPC Polska Senior Discount Notes	377,110		343,323
PCI Notes	14,509		–
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	520,484	(1)	558,842
UPC 10.875% euro Senior Notes due 2009	150,013	(1)	205,675
UPC 12.5% dollar Senior Discount Notes due 2009	408,565	(1)	365,310
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	113,766	(1)	143,864
UPC 10.875% euro Senior Notes due 2007	39,655	(1)	61,386
UPC 11.25% dollar Senior Notes due 2009	113,602	(1)	125,967
UPC 11.25% euro Senior Notes due 2009	40,019	(1)	61,547
UPC 13.375% dollar Senior Discount Notes due 2009	254,634	(1)	227,424
UPC 13.375% euro Senior Discount Notes due 2009	96,782	(1)	77,044
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	356,573	(1)	387,697
UPC 11.25% euro Senior Notes due 2010	86,484	(1)	121,234
UPC 11.5% dollar Senior Notes due 2010	145,078	(1)	215,067
UPC 13.75% dollar Senior Discount Notes due 2010	487,333	(1)	442,129

	3,228,920		4,559,042
Current portion of senior notes and senior discount notes	(2,812,988)		(2,993,186)

Senior notes and senior discount notes	$415,932		$1,565,856

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

Other Long-Term Debt

	December 31,
	2002	2001
	(In thousands)
UPC Distribution Bank Facility	$3,289,826	$2,827,629
UPC FiBI Loan	57,033	48,049
PCI Notes	–	16,750
Other UPC	74,771	87,841
VTR Bank Facility (see Note 2)	–	176,000
Other	1,344	3,084

	3,422,974	3,159,353
Current portion of senior notes and other long-term debt	(3,366,235)	(3,081,316)

Other long-term debt	$56,739	$78,037

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

Equity Transactions of Subsidiaries

The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

	Year Ended December 31, 2002
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(12,794)	$–	$(12,794)
Deferred compensation expense	12,794	–	12,794
Amortization of deferred compensation	31,949	969	32,918
SAB 51 gain (loss) on issuance of shares by subsidiary	(8,601)	–	(8,601)

Total	$23,348	$969	$24,317

	Year Ended December 31, 2001
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(21,923)	$(236)	$(22,159)
Deferred compensation expense	21,923	236	22,159
Amortization of deferred compensation	14,990	5,802	20,792
Amortization of deferred compensation (minority interest)	–	(1,292)	(1,292)
SAB 51 gain (loss) on issuance of shares by subsidiaries	(11,385)	4,422	(6,963)

Total	$3,605	$8,932	$12,537

	Year Ended December 31, 2000
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(7,467)	$–	$(7,467)
Deferred compensation expense	7,467	–	7,467
Amortization of deferred compensation	(39,758)	6,916	(32,842)
Issuance of warrants by UPC	59,912	–	59,912
Issuance of shares by subsidiary of UPC	75,073	–	75,073

Total	$95,227	$6,916	$102,143

Accumulated Other Comprehensive Income (Loss)

	December 31,
	2002	2001	2000
	(In thousands)
	(As restated—See Note 22)

Foreign currency translation adjustments	$(1,118,514)	$(254,410)	$(265,567)
Fair value of derivative assets	(10,616)	(24,059)	–
Unrealized gain (loss) on available-for-sale securities	16,591	12,562	(24,964)
Cumulative effect of change in accounting principle, net	194	271	–

Total	$(1,112,345)	$(265,636)	$(290,531)

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

15. Segment Information

The Company manages its business by country, region and business line. Within UPC, there are three primary business segments, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. UPC Media consists of chello broadband's Internet-content business and UPC's content and programming business. Priority Telecom provides telephone and data network solutions to the business market. UPC's Corporate, IT and Other segment relates primarily to centralized activities, which support multiple platforms and services. Within VTR, the primary business segment is Triple Play Distribution. VTR Triple Play Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. Austar United provides satellite-delivered pay television services to regional and rural Australia and also provides content, mobile telephony and Internet services. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, gain on issuance of common equity securities by subsidiaries, provision for loss on investments, gain (loss) on sale of investments in affiliates and other assets, proceeds from litigation settlement, gain on early extinguishment of debt, foreign currency exchange gain (loss), impairment and restructuring charges, and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe their measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

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

Total segment Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
	(As restated—See Note 22)
Total segment Adjusted EBITDA	$296,374	$(191,243)	$(368,464)
Stock-based compensation(1)	(28,228)	(8,818)	43,183
Depreciation and amortization	(730,001)	(1,147,176)	(815,522)
Impairment and restructuring charges(2)	(437,427)	(1,525,069)	–

Operating income (loss)	(899,282)	(2,872,306)	(1,140,803)
Other income (loss)	94,438	(1,796,641)	(887,618)
Gain on early extinguishment of debt	2,208,782	3,447	–

Income (loss) before income taxes and other items	1,403,938	(4,665,500)	(2,028,421)
Other	(1,760,392)	170,791	807,531

Net income (loss)	$(356,454)	$(4,494,709)	$(1,220,890)

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

17. Gain on Extinguishment of Debt

As part of United's recapitalization in January 2002, United purchased at fair value certain debt securities of its subsidiaries, including the United UPC Bonds, UPC Exchangeable Loan and UGC Holdings 1998 Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of those debt securities as reflected in UGC Holdings' historical financial statements. For consolidated financial reporting purposes United recognized a gain of $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over its cost (see Note 4).

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

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to gains on extinguishment of debt, impairments of goodwill and other long-lived assets, and international rate differences. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes.

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

The difference between income tax (benefit) expense provided in the accompanying consolidated financial statements and the expected income tax (benefit) expense at statutory rates is reconciled as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
	(As restated—See Note 22)

Expected income tax benefit at the U.S. statutory rate of 35%	$491,379	$(1,632,925)	$(709,947)
Tax effect of permanent and other differences:
Change in valuation allowance	173,604	814,612	505,180
Goodwill impairment	114,039	559,028	–
Non-deductible interest accretion	110,974	81,149	61,060
Financial instruments	95,178	–	–
International rate differences	58,407	187,027	128,929
Non-deductible expenses	12,024	14,740	26,079
Amortization of goodwill	–	84,020	90,394
Gain on issuance of common equity securities by subsidiaries	–	(1,974)	(48,538)
Other	(11,415)	(5,063)	4,799
State tax, net of federal benefit	42,118	(139,965)	(60,853)
Gain on sale of investment in affiliates	(51,774)	–	–
Non-deductible foreign currency exchange results	(104,598)	–	–
Gain on early extinguishment of debt	(728,754)	(1,310)

Total income tax expense (benefit)	$201,182	$(40,661)	$(2,897)

The net decrease in the valuation allowance for the year ended December 31, 2002 was $221.3 million. The 2002 valuation allowance reflects a decrease to account for the elimination of certain U.S. net operating loss and capital loss carryforwards from 2001 in the amount of $199.1 million. The decrease was mainly attributable to the merger transaction discussed in Note 4.

19. Earnings Per Share

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
	(As restated—See Note 22)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$988,268	$(4,514,765)	$(1,220,890)
Accrual of dividends on Series B convertible preferred stock	(156)	(1,873)	(1,717)
Accrual of dividends on Series C convertible preferred stock	(2,397)	(29,750)	(29,750)
Accrual of dividends on Series D convertible preferred stock	(1,621)	(20,125)	(20,125)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	986,647	(4,566,513)	(1,272,482)
Cumulative effect of change in accounting principle	(1,344,722)	20,056	–

Basic net income (loss) attributable to common stockholders	$(358,075)	$(4,546,457)	$(1,272,482)

Denominator (Basic):
Basic weighted-average number of common shares outstanding	390,087,623	99,834,387	96,114,927

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$988,268	$(4,514,765)	$(1,220,890)
Accrual of dividends on Series B convertible preferred stock	–	(1,873)	(1,717)
Accrual of dividends on Series C convertible preferred stock	–	(29,750)	(29,750)
Accrual of dividends on Series D convertible preferred stock	(1,621)	(20,125)	(20,125)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	986,647	(4,566,513)	(1,272,482)
Cumulative effect of change in accounting principle	(1,344,722)	20,056	–

Diluted net income (loss) attributable to common stockholders	$(358,075)	$(4,546,457)	$(1,272,482)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding	390,087,623	99,834,387	96,114,927
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	9,701	–	–
Incremental shares attributable to the assumed conversion of Series B convertible preferred stock, if dilutive	224,256	–	–
Incremental shares attributable to the assumed conversion of Series C convertible preferred stock, if dilutive	1,042,577	–	–
Incremental shares attributable to the assumed conversion of Series D convertible preferred stock, if dilutive	–	–	–

Diluted weighted-average number of common shares outstanding	391,364,157	99,834,387	96,114,927

20. Related Party Transactions

Notes Receivable, Related Parties

	December 31,
	2002	2001
	(In thousands)
Liberty	$–	$302,708
Megapo	8,223	7,952
Other	100	244

Total	$8,323	$310,904

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

22. Restatement of Financial Statements

We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was €150.3 ($147.9) million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our consolidated financial statements as of and for the year ended December 31, 2002 to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued consolidated financial statements as follows (in thousands, except per share data):

	December 31, 2002
	Previously Reported	Adjustment	As Restated
Balance Sheet
Net negative investment in deconsolidated subsidiaries	$801,958	$(157,487)	$644,471

Total long-term liabilities not subject to compromise	$1,548,121	$(157,487)	$1,390,634

Accumulated deficit	$(6,945,687)	$147,925	$(6,797,762)

Accumulated other comprehensive income (loss)	$(1,121,907)	$9,562 (1)	$(1,112,345)

Total stockholders' equity (deficit)	$(4,442,361)	$157,487	$(4,284,874)

	Year Ended December 31, 2002
	Previously Reported	Adjustment	As Restated
Statement of Operations
Gain (loss) on sale of investments in affiliates and other assets, net	$(30,663)	$147,925	$117,262

Income (loss) before cumulative effect of change in accounting principle	$840,343	$147,925	$988,268

Net income (loss)	$(504,379)	$147,925	$(356,454)

Comprehensive income (loss)	$(1,360,650)	$157,487	$(1,203,163)

Basic and diluted net income (loss) per common share:
Basic and diluted net income (loss) before cumulative effect of change in accounting principle	$2.15	$0.37	$2.52
Cumulative effect of change in accounting principle	(3.45)	–	(3.45)

Basic and diluted net income (loss)	$(1.30)	$0.37	$(0.93)

(1)
Foreign currency translation effects.

The restatement had no effect on total cash flows from operating, investing or financing activities.

The Company has reclassified gains and losses associated with the extinguishment of debt from extraordinary classification to a separate line as a component of income (loss) before income taxes and other items, and the related tax effects to income tax (expense) benefit, in the accompanying consolidated statements of operations to be consistent with presentation requirements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145").