Form 10-Q/A
period 2003-03-31
UNITEDGLOBALCOM INC
filed 2003-11-14
CIK 1134061

Use these links to rapidly review the document
PART I – FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003 to amend Item No. 1 to revise our previous disclosure to reflect a gain from the dilution of our interest in UPC Germany in July 2002 in the consolidated financial statements for the fiscal year ended December 31, 2002. Our Form 10-K for the fiscal year ended December 31, 2002 has been amended to reflect this change. See Note 14 to our unaudited condensed consolidated financial statements for a detailed explanation. We are also amending Item No. 4 to clarify our disclosure regarding disclosure controls and procedures and changes in internal controls.

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

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)
(Unaudited)

Liabilities and Stockholders' Equity (Deficit)	March 31, 2003	December 31, 2002
	(As restated—See Note 14)
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of $1,659 and $1,704, respectively	$185,779	$192,414
Accrued liabilities	316,227	328,927
Subscriber prepayments and deposits	185,007	127,553
Short-term debt	202,751	205,145
Notes payable, related party	102,728	102,728
Current portion of other long-term debt	3,423,324	3,366,235
Derivative liabilities	1,674	12,290
Other current liabilities	7,368	4,158

Total current liabilities not subject to compromise	4,424,858	4,339,450

Subject to compromise:
Accounts payable	40,121	38,647
Accrued liabilities	235,512	232,603
Current portion of senior notes and senior discount notes	2,828,731	2,812,988

Total current liabilities subject to compromise	3,104,364	3,084,238

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	429,502	415,932
Other long-term debt	52,977	56,739
Net negative investment in deconsolidated subsidiaries	643,763	644,471
Deferred taxes	211,740	184,858
Other long-term liabilities	88,776	88,634

Total long-term liabilities not subject to compromise	1,426,758	1,390,634

Commitments and contingencies
Minority interests in subsidiaries	836,569	1,402,146

Stockholders' equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 111,273,445 and 110,392,692 shares issued, respectively	1,113	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	3,685,675	3,683,644
Deferred compensation	(22,346)	(28,473)
Class A treasury stock, at cost	(34,162)	(34,162)
Class B treasury stock, at cost	–	–
Accumulated deficit	(6,169,935)	(6,797,762)
Accumulated other comprehensive income (loss)	(1,328,724)	(1,112,345)

Total stockholders' equity (deficit)	(3,865,259)	(4,284,874)

Total liabilities and stockholders' equity (deficit)	$5,927,290	$5,931,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(As restated—See Note 14)
Revenue	$436,042	$349,040
Operating expense (exclusive of items shown seperately below)	(190,269)	(184,916)
Selling, general and administrative expense	(129,813)	(118,129)
Depreciation and amortization	(194,718)	(165,184)
Impairment and restructuring charges	–	(3,458)

Operating income (loss)	(78,758)	(122,647)
Interest income, including related party income of $239 and $2,465, respectively	5,403	9,921
Interest expense, including related party expense of $2,026 and $18,773, respectively	(94,989)	(184,134)
Foreign currency exchange gain (loss), net	150,960	(46,365)
Other income (expense), net	71,507	1,673,050

Income (loss) before income taxes and other items	54,123	1,329,825
Reorganization expenses, net	(8,196)	–
Income tax expense, net	(26,752)	(122,301)
Minority interests in subsidiaries, net	463	(23,987)
Share in results of affiliates, net	(2,699)	(70,962)

Income (loss) before cumulative effect of change in accounting principle	16,939	1,112,575
Cumulative effect of change in accounting principle	–	(1,344,722)

Net income (loss)	$16,939	$(232,147)

Net income (loss) per common share (Note 13):
Basic income (loss) before cumulative effect of change in accounting principle	$1.52	$3.50
Cumulative effect of change in accounting principle	–	(4.24)

Basic net income (loss)	$1.52	$(0.74)

Diluted income (loss) before cumulative effect of change in accounting principle	$1.52	$3.43
Cumulative effect of change in accounting principle	–	(4.15)

Diluted net income (loss)	$1.52	$(0.72)

Other comprehensive income (loss), net of tax:
Net income (loss)	$16,939	$(232,147)
Foreign currency translation adjustments	(222,970)	42,529
Change in fair value of derivative assets	6,558	7,555
Other	33	(20)

Comprehensive income (loss)	$(199,440)	$(182,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class A Treasury Stock		Class B Treasury Stock
							Additional Paid-In Capital	Deferred Compensation					Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount			Total
													(As restated—See Note 14)
Balances, December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	–	$–	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for UPC preference shares	850,504	9	–	–	–	–	1,939	–	–	–	–	–	610,888	–	612,836
Issuance of Class A common stock in connection with 401(k) plan	30,249	–	–	–	–	–	92	–	–	–	–	–	–	–	92
Amortization of deferred compensation.	–	–	–	–	–	–	–	6,127	–	–	–	–	–	–	6,127
Receipt of Class A and Class B common stock in satisfaction of executive loans	–	–	–	–	–	–	–	–	188,792	–	672,316	–	–	–	–
Net income	–	–	–	–	–	–	–	–	–	–	–	–	16,939	–	16,939
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(222,970)	(222,970)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	6,558	6,558
Unrealized gain (loss) on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	33	33

Balances, March 31, 2003	111,273,445	$1,113	8,870,332	$89	303,123,542	$3,031	$3,685,675	$(22,346)	7,593,032	$(34,162)	672,316	$–	$(6,169,935)	$(1,328,724)	$(3,865,259)

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

March 31, 2003
(In thousands)
(As restated—See Note 14)
Balance Sheet
Assets
Current assets	$614,117
Long-term assets	4,578,409

Total assets	$5,192,526

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise	$4,126,833

Subject to compromise:(1)
Accounts payable	40,121
Accrued liabilities	372,298
Current portion of long-term debt	5,309,371

Total current liabilities subject to compromise	5,721,790

Long-term liabilities not subject to compromise	546,430

Minority interests in subsidiaries	1,676

Convertible preferred stock subject to compromise(1)	1,810,527

Stockholders' equity (deficit)	(7,014,730)

Total liabilities and stockholders' equity (deficit)	$5,192,526

Three Months Ended March 31, 2003
(In thousands)
Statement of Operations
Revenue	$385,176
Expense(1)	(277,078)
Depreciation and amortization	(178,715)

Operating income (loss)	(70,617)
Other income (expense), net(1)	120,304

Net income	$49,687

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

7.     Debt

Senior Notes and Senior Discount Notes

	March 31, 2003		December 31, 2002
	(In thousands)
UGC Holdings 1998 notes	$24,627		$24,313
UPC Polska senior discount notes	390,366		377,110
PCI Notes	14,509		14,509
UPC July 1999 senior notes:
UPC 10.875% dollar senior notes due 2009	520,484	(1)	520,484
UPC 10.875% euro senior notes due 2009	155,726	(1)	150,013
UPC 12.5% dollar senior discount notes due 2009	408,565	(1)	408,565
UPC October 1999 senior notes:
UPC 10.875% dollar senior notes due 2007	113,766	(1)	113,766
UPC 10.875% euro senior notes due 2007	41,166	(1)	39,655
UPC 11.25% dollar senior notes due 2009	113,602	(1)	113,602
UPC 11.25% euro senior notes due 2009	41,548	(1)	40,019
UPC 13.375% dollar senior discount notes due 2009	254,634	(1)	254,634
UPC 13.375% euro senior discount notes due 2009	100,469	(1)	96,782
UPC January 2000 senior notes:
UPC 11.25% dollar senior notes due 2010	356,573	(1)	356,573
UPC 11.25% euro senior notes due 2010	89,787	(1)	86,484
UPC 11.5% dollar senior notes due 2010	145,078	(1)	145,078
UPC 13.75% dollar senior discount notes due 2010	487,333	(1)	487,333

Total	3,258,233		3,228,920
Current portion	(2,828,731)		(2,812,988)

Long-term portion	$429,502		$415,932

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

Other Long-Term Debt

	March 31, 2003	December 31, 2002
	(In thousands)
UPC Distribution Bank Facility	$3,401,772	$3,289,826
UPC FiBI Loan	–	57,033
Other UPC	73,502	74,771
Other	1,027	1,344

Total	3,476,301	3,422,974
Current portion	(3,423,324)	(3,366,235)

Long-term portion	$52,977	$56,739

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

Accumulated Other Comprehensive Income (Loss)

	March 31, 2003	December 31, 2002
	(As restated—See Note 14)
Foreign currency translation adjustments	$(1,341,484)	$(1,118,514)
Fair value of derivative assets	(4,058)	(10,616)
Other	16,818	16,785

Total	$(1,328,724)	$(1,112,345)

11. Segment Information

The Company manages its business by country, region and business line. Within UPC, there are three primary business segments – UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. UPC Media consists of chello broadband's Internet-content business and UPC's content and programming business. Priority Telecom provides telephone and data network solutions to the business market. Within VTR, the primary business segment is Triple Play Distribution. VTR Triple Play Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, foreign currency exchange gain (loss), impairment and restructuring charges, and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income in the consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

The following tables provide segment information and supplemental information for the Company:

	Revenue		Adjusted EBITDA
	Three Months Ended March 31,
	2003	2002	2003	2002
	(In thousands)
Europe:
Triple Play Distribution:
The Netherlands	$136,632	$101,598	$51,689	$24,648
Austria	59,760	43,909	22,396	12,274
Belgium	7,426	5,708	2,846	1,586
Czech Republic	10,482	7,207	4,980	3,124
Norway	23,368	16,637	6,095	2,731
Hungary	34,157	24,523	15,564	9,637
France	26,566	22,395	1,148	(2,749)
Poland	20,401	19,234	5,227	2,807
Sweden	17,108	11,781	7,073	2,772
Other	10,332	7,702	4,297	2,415

Total Triple Play Distribution	346,232	260,694	121,315	59,245
Germany	–	10,952	–	4,842
Direct-to-home ("DTH")	9,870	6,324	1,304	460
Corporate and other	6,941	8,623	(13,647)	(7,390)

Total Distribution	363,043	286,593	108,972	57,157
Priority Telecom	28,536	28,162	2,790	(4,101)
UPC Media	22,172	16,236	2,644	(4,890)
UPC Investments	132	110	(181)	(90)
Intercompany Eliminations	(28,706)	(27,425)	–	–

Total Europe	385,177	303,676	114,225	48,076

Latin America:
Triple Play Distribution:
Chile	48,357	41,873	13,012	7,688
Brazil	798	1,008	98	(130)
Other	976	780	(181)	(467)

Total Triple Play Distribution	50,131	43,661	12,929	7,091
DTH	730	820	47	149
Corporate and other	4	8	(777)	(600)

Total Latin America	50,865	44,489	12,199	6,640

Corporate and other	–	875	(4,353)	(12)

Total	$436,042	$349,040	$122,071	$54,704

Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Adjusted EBITDA	$122,071	$54,704
Stock-based compensation(1)	(6,111)	(8,709)
Depreciation and amortization	(194,718)	(165,184)
Impairment and restructuring charges	–	(3,458)

Operating income (loss)	(78,758)	(122,647)
Other income (loss)	132,881	1,452,472

Income (loss) before income taxes and other items	54,123	1,329,825
Other	(37,184)	(1,561,972)

Net income (loss)	$16,939	$(232,147)

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

14. Restatement of Financial Statements

We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was €150.3 ($147.9) million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2003 to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued unaudited condensed consolidated financial statements as follows (in thousands, except per share data):

	March 31, 2003
	Previously Reported	Adjustment	As Restated
Balance Sheet
Net negative investment in deconsolidated subsidiaries	$807,253	$(163,490)	$643,763

Total long-term liabilities not subject to compromise	$1,590,248	$(163,490)	$1,426,758

Accumulated deficit	$(6,317,860)	$147,925	$(6,169,935)

Accumulated other comprehensive income (loss)	$(1,344,289)	$15,565 (1)	$(1,328,724)

Total stockholders' equity (deficit)	$(4,028,749)	$163,490	$(3,865,259)

	Three Months Ended March 31, 2003
	Previously Reported	Adjustment	As Restated
Comprehensive income	$(205,443)	$6,003	$(199,440)

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

Adjusted EBITDA

	Three Months Ended March 31,
	2003	2002
	(In thousands)
UPC	$114,225	$48,076
VTR	12,459	7,237
Corporate, eliminations and other	(4,613)	(609)

Total	$122,071	$54,704

Please refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of total segment Adjusted EBITDA to consolidated net income (loss).

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

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
	(As restated—See Note 14)

Foreign currency translation adjustments	$(222,970)	$42,529

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
U.S. dollar denominated facilities:
UPC 10.875% dollar senior notes due 2009(1)	$520,484	$520,484
UPC 12.5% dollar senior discount notes due 2009(1)	408,565	408,565
UPC 10.875% dollar senior notes due 2007(1)	113,766	113,766
UPC 11.25% dollar senior notes due 2009(1)	113,602	113,602
UPC 13.375% dollar senior discount notes due 2009(1)	254,634	254,634
UPC 11.25% dollar senior notes due 2010(1)	356,573	356,573
UPC 11.5% dollar senior notes due 2010(1)	145,078	145,078
UPC 13.75% dollar senior discount notes due 2010(1)	487,333	487,333
UPC Polska senior discount notes(1)	390,366	377,110
VTR Bank Facility(2)	138,000	144,000

Total	$2,928,401	$2,921,145

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

(b) Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the last fiscal quarter covered by this report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UNITEDGLOBALCOM, INC.
Date: November 14, 2003	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer