Form 10-Q/A
period 2003-06-30
UNITEDGLOBALCOM INC
filed 2003-11-14
CIK 1134061

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

Explanatory Note

We are filing this Form 10-Q/A (Amendment No. 1) for the quarter ended June 30, 2003 to amend Item No. 1 to revise our previous disclosure to reflect a gain from the dilution of our interest in UPC Germany in July 2002 in the consolidated financial statements for the fiscal year ended December 31, 2002. Our Form 10-K for the fiscal year ended December 31, 2002 has been amended to reflect this change. See Note 14 to our unaudited condensed consolidated financial statements for a detailed explanation. We are also amending Item No. 4 to clarify our disclosure regarding disclosure controls and procedures and changes in internal controls.

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

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)
(Unaudited)

Liabilities and Stockholders' Equity (Deficit)	June 30, 2003	December 31, 2002
	(As restated—See Note 14)
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of $1,378 and $1,704, respectively	$199,525	$192,414
Accrued liabilities	327,004	328,927
Subscriber prepayments and deposits	157,537	127,553
Short-term debt	5,998	205,145
Notes payable, related party	102,728	102,728
Current portion of senior notes and senior discount notes	418,690	–
Current portion of other long-term debt	3,432,455	3,366,235
Other current liabilities	10,909	16,448

Total current liabilities not subject to compromise	4,654,846	4,339,450

Subject to compromise:
Accounts payable	42,202	38,647
Accrued liabilities	238,009	232,603
Current portion of senior notes and senior discount notes	2,850,971	2,812,988

Total current liabilities subject to compromise	3,131,182	3,084,238

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	24,627	415,932
Other long-term debt	183,060	56,739
Net negative investment in deconsolidated subsidiaries	–	644,471
Deferred taxes	241,789	184,858
Other long-term liabilities	96,659	88,634

Total long-term liabilities not subject to compromise	546,135	1,390,634

Guarantees, commitments and contingencies (Note 8)
Minority interests in subsidiaries	15,799	1,402,146

Stockholders' equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 112,591,705 and 110,392,692 shares issued, respectively	1,126	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	3,687,987	3,683,644
Deferred compensation	(14,259)	(28,473)
Class A treasury stock, at cost	(34,162)	(34,162)
Class B treasury stock, at cost	–	–
Accumulated deficit	(4,735,707)	(6,797,762)
Accumulated other comprehensive income (loss)	(1,454,063)	(1,112,345)

Total stockholders' equity (deficit)	(2,545,958)	(4,284,874)

Total liabilities and stockholders' equity (deficit)	$5,802,004	$5,931,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2003	2002	2003	2002
	(As restated—See Note 14)		(As restated—See Note 14)
Revenue	$465,109	$379,732	$901,151	$728,772
Operating expense(1)	(197,719)	(196,133)	(387,988)	(381,049)
Selling, general and administrative expense	(134,234)	(121,875)	(264,047)	(240,004)
Depreciation and amortization	(211,487)	(172,453)	(406,205)	(337,637)
Impairment and restructuring	1,096	(19,437)	1,096	(22,895)

Operating income (loss)	(77,235)	(130,166)	(155,993)	(252,813)
Interest income, including related party income of $690, $683, $929 and $3,148, respectively	2,502	12,696	7,905	22,617
Interest expense, including related party expense of $2,049, $1,976, $4,075 and $20,749, respectively	(94,879)	(154,361)	(189,868)	(338,495)
Foreign currency exchange gains, net	263,451	542,881	414,411	496,516
Gain (loss) on sale of investments in affiliates, net	281,483	(12,409)	281,604	(12,912)
Gain on extinguishment of debt	–	365,490	74,401	2,208,782
Other income (expense), net	(11,025)	7,524	(14,040)	(162,215)

Income before income taxes and other items	364,297	631,655	418,420	1,961,480
Reorganization expense	(5,524)	–	(13,720)	–
Income tax expense, net	(30,767)	(36,874)	(57,519)	(159,175)
Minority interests in subsidiaries, net	274	(18,425)	737	(42,412)
Share in results of affiliates, net	293,734	(6,786)	291,035	(77,748)

Income before cumulative effect of change in accounting principle	622,014	569,570	638,953	1,682,145
Cumulative effect of change in accounting principle	–	–	–	(1,344,722)

Net income	$622,014	$569,570	$638,953	$337,423

Earnings per share (Note 12):
Basic net income before cumulative effect of change in accounting principle	$3.45	$1.37	$4.97	$4.58
Cumulative effect of change in accounting principle	–	–	–	(3.67)

Basic net income	$3.45	$1.37	$4.97	$0.91

Diluted net income before cumulative effect of change in accounting principle	$3.45	$1.37	$4.97	$4.55
Cumulative effect of change in accounting principle	–	–	–	(3.64)

Diluted net income	$3.45	$1.37	$4.97	$0.91

Statements of Comprehensive Income
Net income	$622,014	$569,570	$638,953	$337,423
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(135,421)	(454,297)	(358,391)	(411,768)
Change in fair value of derivative assets	4,058	2,959	10,616	10,514
Other	6,024	453	6,057	433

Comprehensive income	$496,675	$118,685	$297,235	$(63,398)

(1)
Exclusive of items shown separately below, including depreciation and amortization and impairment and restructuring.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class A Treasury Stock		Class B Treasury Stock
														Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation					Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount			Total
													(As restated—See Note 14)
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	–	$–	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for UPC preference shares	2,155,905	22	–	–	–	–	6,082	–	–	–	–	–	1,423,102	–	1,429,206
Issuance of Class A common stock in connection with 401(k) plan	43,108	–	–	–	–	–	157	–	–	–	–	–	–	–	157
Equity transactions of subsidiaries and other	–	–	–	–	–	–	(1,896)	1,896	–	–	–	–	–	–	–
Amortization of deferred compensation.	–	–	–	–	–	–	–	12,318	–	–	–	–	–	–	12,318
Receipt of Class A and Class B common stock in satisfaction of executive loans	–	–	–	–	–	–	–	–	188,792	–	672,316	–	–	–	–
Net income	–	–	–	–	–	–	–	–	–	–	–	–	638,953	–	638,953
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(358,391)	(358,391)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	10,616	10,616
Unrealized gain on available-for-sale securites	–	–	–	–	–	–	–	–	–	–	–	–	–	6,251	6,251
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(194)	(194)

June 30, 2003	112,591,705	$1,126	8,870,332	$89	303,123,542	$3,031	$3,687,987	$(14,259)	7,593,032	$(34,162)	672,316	$–	$(4,735,707)	$(1,454,063)	$(2,545,958)

Accumulated Other Comprehensive Income (Loss)

	June 30, 2003	December 31, 2002
	(In thousands)
	(As restated—See Note 14)
Foreign currency translation adjustments	$(1,476,905)	$(1,118,514)
Fair value of derivative assets	–	(10,616)
Other	22,842	16,785

Total	$(1,454,063)	$(1,112,345)

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
	(In thousands)
	(As restated—See Note 14)
Balance Sheet
Assets
Current assets	$492,755	$578,630
Long-term assets	4,600,867	4,587,443

Total assets	$5,093,622	$5,166,073

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$4,470,134	$4,028,546
Intercompany payable to United(1)	5,515	5,436

Total current liabilities not subject to compromise	4,475,649	4,033,982

Subject to compromise:
Accounts payable	42,202	38,647
Accrued liabilities	238,009	232,603
Intercompany payable to United(1)	138,393	135,652
Current portion of long-term debt	2,850,971	2,812,988
Debt owned by United(1)	2,494,634	2,470,770

Total current liabilities subject to compromise	5,764,209	5,690,660

Long-term liabilities not subject to compromise	166,816	535,822

Minority interests in subsidiaries	1,721	1,739

Convertible preferred stock subject to compromise(2)	1,904,461	1,744,043

Stockholders' equity (deficit)	(7,219,234)	(6,840,173)

Total liabilities and stockholders' equity (deficit)	$5,093,622	$5,166,073

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)
Statement of Operations
Revenue	$409,183	$794,359
Expense	(287,695)	(564,773)
Depreciation and amortization	(194,296)	(373,011)

Operating income (loss)	(72,808)	(143,425)
Other income (expense), net	156,492	276,796

Net income (loss)	$83,684	$133,371

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

10. Segment Information

We manage our business by country, region and business line. Within UPC, there are three primary business segments—UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video services, telephone services and high-speed Internet access services to residential and business customers. UPC Media consists of chello broadband's Internet-content business and UPC's content and programming business. Priority Telecom provides telephone and data network solutions to the business market. Within VTR, the primary business segment is Triple Play Distribution, which provides video services, telephone services and high-speed Internet access services to residential and business customers. We evaluate performance and allocate resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue and "Adjusted EBITDA". Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, gain on extinguishment of debt, gain (loss) on sale of investments in affiliates, foreign currency exchange gain (loss), impairment and restructuring charges, and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

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

14. Restatement of Financial Statements

       We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was €150.3 ($147.9) million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2003 to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued unaudited condensed consolidated financial statements as follows (in thousands, except per share data):

	June 30, 2003
	Previously Reported	Adjustment	As Restated
Balance Sheet
Net negative investment in deconsolidated subsidiaries	$171,972	$(171,972)	$–

Total long-term liabilities not subject to compromise	$718,107	$(171,972)	$546,135

Accumulated deficit	$(4,883,632)	$147,925	$(4,735,707)

Accumulated other comprehensive income	$(1,478,110)	$24,047 (1)	$(1,454,063)

Total stockholders' equity (deficit)	$(2,717,930)	$171,972	$(2,545,958)

	Three Months Ended June 30, 2003
	Previously Reported	Adjustment	As Restated
Comprehensive income	$488,193	$8,482	$496,675

	Six Months Ended June 30, 2003
	Previously Reported	Adjustment	As Restated
Comprehensive income	$282,750	$14,485	$297,235

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

The table below presents the net foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
	(As restated—See Note 14)
Foreign currency translation adjustments	$(358,391)	$(411,768)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
UPC:
Revenue	$409,182	$330,555	$794,359	$634,231

Adjusted EBITDA	$136,664	$62,154	$250,889	$110,230

Revenue based on prior year exchange rates(1)	$330,986		$647,517

Adjusted EBITDA based on prior year exchange rates(1)	$110,542		$204,140

Revenue impact(2)	$78,196		$146,842

Adjusted EBITDA impact(2)	$26,122		$46,749

VTR:
Revenue	$53,972	$46,954	$103,059	$89,647

Adjusted EBITDA	$16,496	$11,219	$28,955	$18,456

Revenue based on prior year exchange rates(1)	$58,120		$112,140

Adjusted EBITDA based on prior year exchange rates(1)	$17,731		$31,424

Revenue impact(2)	$(4,148)		$(9,081)

Adjusted EBITDA impact(2)	$(1,235)		$(2,469)

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