Form 10-Q
period 2003-09-30
UNITEDGLOBALCOM INC
filed 2003-11-14
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Yes ☒ No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        The registrant's outstanding common stock as of November 1, 2003 consisted of:

Class A common stock—	105,313,702 shares
Class B common stock—	8,198,016 shares
Class C common stock—	303,123,542 shares

UnitedGlobalCom, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and number of shares)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$312,777	$410,185
Restricted cash	36,897	48,219
Short-term liquid investments	1,767	45,854
Subscriber receivables, net	117,256	136,796
Related party receivables	4,131	15,402
Other receivables	48,203	50,759
Deferred financing costs, net	2,919	62,996
Other current assets, net	64,574	95,340

Total current assets	588,524	865,551
Long-term assets
Property, plant and equipment, net	3,586,494	3,640,211
Goodwill, net	1,309,033	1,184,132
Other intangible assets, net	87,760	79,977
Investments in affiliates, accounted for under the equity method, net	136,000	153,853
Deferred financing costs, net	51,077	—
Other assets, net	14,215	7,870

Total assets	$5,773,103	$5,931,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	September 30, 2003	December 31, 2002
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable	$188,152	$190,710
Accounts payable, related party	1,378	1,704
Accrued liabilities	371,155	328,927
Subscriber prepayments and deposits	149,113	127,553
Short-term debt	—	205,145
Notes payable, related party	102,728	102,728
Current portion of senior notes and senior discount notes	39,136	—
Current portion of other long-term debt	194,517	3,366,235
Other current liabilities	15,258	16,448

Total current liabilities not subject to compromise	1,061,437	4,339,450

Subject to compromise:
Accounts payable	401	38,647
Accrued liabilities	—	232,603
Short-term debt	6,138	—
Current portion of senior notes and senior discount notes	385,702	2,812,988

Total current liabilities subject to compromise	392,241	3,084,238

Long-term liabilities
Not subject to compromise:
Senior notes and senior discount notes	—	415,932
Other long-term debt	3,475,239	56,739
Net negative investment in deconsolidated subsidiaries	—	644,471
Deferred taxes	256,674	184,858
Other long-term liabilities	97,028	88,634

Total long-term liabilities not subject to compromise	3,828,941	1,390,634

Guarantees, commitments and contingencies (Note 6)
Minority interests in subsidiaries	143,897	1,402,146

Stockholders' equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 112,855,363 and 110,392,692 shares issued, respectively	1,129	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	4,520,532	3,683,644
Deferred compensation	—	(28,473)
Class A treasury stock, at cost	(34,162)	(34,162)
Class B treasury stock, at cost	—	—
Accumulated deficit	(2,992,043)	(6,797,762)
Accumulated other comprehensive income (loss)	(1,151,989)	(1,112,345)

Total stockholders' equity (deficit)	346,587	(4,284,874)

Total liabilities and stockholders' equity (deficit)	$5,773,103	$5,931,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statements of Operations
Revenue	$474,515	$384,736	$1,375,666	$1,113,508
Operating expense (1)	(186,406)	(203,520)	(574,394)	(584,569)
Selling, general and administrative expense	(131,004)	(104,628)	(395,051)	(344,632)
Depreciation and amortization	(192,002)	(201,173)	(598,207)	(538,810)
Impairment and restructuring	459	1,390	1,555	(21,505)

Operating income (loss)	(34,438)	(123,195)	(190,431)	(376,008)
Interest income, including related party income of $36, $1,350, $965, and $4,498, respectively	2,698	3,680	10,603	26,297
Interest expense, including related party expense of $2,072, $1,985, $6,147 and $22,734, respectively	(73,945)	(157,212)	(263,813)	(495,707)
Foreign currency exchange gain (loss), net	(276,529)	(62,217)	137,882	434,299
Gain (loss) on sale of investments in affiliates, net	(283)	155,754	281,321	142,842
Gain on extinguishment of debt	2,109,596	—	2,183,997	2,208,782
Other expense, net	(1,107)	(31,808)	(15,147)	(194,023)

Income (loss) before income taxes and other items	1,725,992	(214,998)	2,144,412	1,746,482
Reorganization expense	(6,276)	—	(19,996)	—
Income tax expense, net	(13,986)	(16,736)	(71,505)	(175,911)
Minority interests in subsidiaries, net	42,582	(45,450)	43,319	(87,862)
Share in results of affiliates, net	(11,203)	1,970	279,832	(75,778)

Income (loss) before cumulative effect of change in accounting principle	1,737,109	(275,214)	2,376,062	1,406,931
Cumulative effect of change in accounting principle	—	—	—	(1,344,722)

Net income (loss)	$1,737,109	$(275,214)	$2,376,062	$62,209

Earnings per share (Note 10):
Basic net income before cumulative effect of change in accounting principle	$4.19	$(0.67)	$9.17	$3.67
Cumulative effect of change in accounting principle	—	—	—	(3.52)

Basic net income (loss)	$4.19	$(0.67)	$9.17	$0.15

Diluted net income before cumulative effect of change in accounting principle	$4.18	$(0.67)	$9.17	$3.66
Cumulative effect of change in accounting principle	—	—	—	(3.50)

Diluted net income (loss)	$4.18	$(0.67)	$9.17	$0.16

Statements of Comprehensive Income
Net income (loss)	$1,737,109	$(275,214)	$2,376,062	$62,209
Other comprehensive income, net of tax:
Foreign currency translation adjustments	335,024	(24,600)	(37,852)	(436,368)
Change in fair value of derivative assets	—	(10)	10,616	10,504
Other	(18,465)	(78)	(12,408)	355

Comprehensive income (loss)	$2,053,668	$(299,902)	$2,336,418	$(363,300)

(1)
Exclusive of items shown separately below, including depreciation and amortization and impairment and restructuring.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In thousands, except number of shares)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class A Treasury Stock		Class B Treasury Stock
														Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation					Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount			Total
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	—	$—	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for UPC preference shares	2,155,905	22	—	—	—	—	6,082	—	—	—	—	—	1,423,102	—	1,429,206
Issuance of Class A common stock in connection with stock option plans	253,000	2	—	—	—	—	1,079	—	—	—	—	—	—	—	1,081
Issuance of Class A common stock in connection with 401(k) plan	53,766	1	—	—	—	—	218	—	—	—	—	—	—	—	219
Issuance of common stock by UGC Europe for debt	—	—	—	—	—	—	963,625	—	—	—	—	—	—	—	963,625
Equity transactions of subsidiaries	—	—	—	—	—	—	(134,116)	1,896	—	—	—	—	6,555	—	(125,665)
Amortization of deferred compensation	—	—	—	—	—	—	—	26,577	—	—	—	—	—	—	26,577
Receipt of Class A and Class B common stock in satisfaction of executive loans	—	—	—	—	—	—	—	—	188,792	—	672,316	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	2,376,062	—	2,376,062
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,852)	(37,852)
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	10,616	10,616
Unrealized gain (loss) on available-for-sale securites	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,214)	(12,214)
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(194)	(194)

September 30, 2003	112,855,363	$1,129	8,870,332	$89	303,123,542	$3,031	$4,520,532	$—	7,593,032	$(34,162)	672,316	$—	$(2,992,043)	$(1,151,989)	$346,587

Accumulated Other Comprehensive Income (Loss)

	September 30, 2003	December 31, 2002
	(In thousands)
Foreign currency translation adjustments	$(1,156,366)	$(1,118,514)
Fair value of derivative assets	—	(10,616)
Other	4,377	16,785

Total	$(1,151,989)	$(1,112,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$2,376,062	$62,209
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	598,207	538,810
Impairment and restructuring	(1,555)	21,505
Stock-based compensation	28,647	25,618
Accretion of interest on senior notes and amortization of deferred financing costs	47,607	188,683
Unrealized foreign exchange gains, net	(114,016)	(431,122)
(Gain) loss on sale of investments in affiliates and other assets, net	(281,321)	(142,842)
Gain on extinguishment of debt	(2,183,997)	(2,208,782)
Loss on derivative securities	11,450	157,764
Adjustment of UPC Polska notes to allowed claim value	(19,457)	—
Deferred tax provision	70,407	157,180
Minority interests in subsidiaries, net	(43,319)	87,862
Share in results of affiliates, net	(279,832)	75,778
Cumulative effect of change in accounting principle	—	1,344,722
Change in receivables, net	51,930	52,565
Change in other assets	17,531	16,024
Change in accounts payable, accrued liabilities and other	(4,903)	(252,406)

Net cash flows from operating activities	273,441	(306,432)

Cash Flows from Investing Activities
Capital expenditures	(227,698)	(234,120)
Purchase of short-term liquid investments	(1,489)	(98,560)
Proceeds from sale of short-term liquid investments	45,560	94,662
Restricted cash released, net	14,427	38,393
Investments in affiliates and other investments	(20,931)	(2,090)
Proceeds from sale of investments in affiliated companies	44,558	—
New acquisitions, net of cash acquired	(784)	(21,098)
Purchase of interest rate swaps	(9,750)	—
Settlement of interest rate swaps	(58,038)	—
Other	4,816	24,186

Net cash flows from investing activities	(209,329)	(198,627)

Cash Flows from Financing Activities
Issuance of common stock	1,081	200,006
Proceeds from short-term and long-term borrowings	11,269	9,217
Proceeds from note payable to shareholder	—	102,728
Retirement of existing senior notes	—	(231,630)
Deferred financing costs	(2,233)	(18,293)
Repayments of short-term and long-term borrowings	(187,152)	(82,090)

Net cash flows from financing activities	(177,035)	(20,062)

Effect of Exchange Rates on Cash	15,515	30,098

Decrease in Cash and Cash Equivalents	(97,408)	(495,023)
Cash and Cash Equivalents, Beginning of Period	410,185	920,140

Cash and Cash Equivalents, End of Period	$312,777	$425,117

Supplemental Cash Flow Disclosures:
Cash paid for reorganization expenses	$25,518	$—

Cash paid for interest	$170,997	$222,685

Cash received for interest	$7,050	$18,400

Cash paid for income taxes	$—	$14,260

Non-cash Investing and Financing Activities:
Issuance of common stock for financial assets	$—	$1,206,441

Assumption of note payable for financial assets	$—	$304,598

Issuance of subsidiary common stock for financial assets	$963,625	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.     Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its subsidiaries the "Company", "United", "we", "us", "our" or similar terms) was formed in February 2001 as part of a series of planned transactions with Old UGC, Inc. ("Old UGC", formerly known as UGC Holdings, Inc.) and Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty"), which restructured and recapitalized our business. We are one of the largest broadband communications providers outside the United States in terms of homes passed and number of subscribers. We provide broadband distribution services in 15 countries worldwide. Our operations are grouped into two major geographic regions—Europe and Latin America. Our European operations are held through our 66.75% owned, publicly-traded subsidiary, UGC Europe, Inc. ("UGC Europe"), which is one of the leading broadband communications and entertainment companies in Europe. Through its broadband networks, UGC Europe provides television, Internet access, telephone and programming services. UGC Europe's operations are currently organized into two principal divisions—UPC Broadband and chello Media. UPC Broadband delivers video, Internet access and telephone services to residential customers, and chello Media provides broadband Internet and interactive digital products and services and also operates a competitive local exchange carrier business providing telephone and data network solutions to the business market. Our primary Latin American operation is our wholly-owned Chilean operation, VTR GlobalCom S.A. ("VTR"). VTR is Chile's largest multi-channel television and high-speed Internet access provider in terms of homes passed and number of subscribers, and the second largest provider of residential telephone services in terms of lines of service.

2.     Liquidity and Restructuring

United Corporate

As of September 30, 2003, excluding restricted cash of $3.8 million, we had $77.8 million in cash on hand, of which United, Old UGC, United Latin America, Inc. ("ULA") and other wholly-owned subsidiaries had $31.4 million, $9.2 million, $27.2 million and $10.0 million, respectively. As of September 30, 2003, we had negative working capital of $46.4 million, due primarily to notes payable to Liberty totaling $102.7 million ("Liberty Notes") and senior notes of Old UGC of $24.6 million ("Old UGC Senior Notes").

In August 2003, certain of our founding stockholders (the "Founders") and Liberty entered into a share exchange agreement pursuant to which the Founders agreed to exchange an aggregate of 8,198,016 shares of Class B common stock (representing all of the outstanding shares of our Class B common stock) for securities of Liberty and cash. Upon completion of this exchange, Liberty will own greater than 90.0% of the combined voting power of our common stock. Upon closing of this transaction, the maturity of the Liberty Notes will be extended from January and February 2004 until January 2009.

On November 12, 2003, we announced revised terms to our offer (originally commenced on October 6, 2003), through a wholly-owned subsidiary, to exchange our Class A common stock for the 16.6 million outstanding shares of UGC Europe common stock not owned by our subsidiaries or us. This exchange offer is conditioned on the tender of a sufficient number of outstanding shares of UGC Europe common stock such that, upon completion of the exchange offer, we will own at least 90% of the outstanding shares of UGC Europe common stock on a fully diluted basis. If the exchange offer is successful, we will then effect a "short-form" merger with UGC Europe. As provided by Delaware law, this short-form merger may be effected without the approval or participation of UGC Europe's board of directors or the remaining holders of UGC Europe's common stock. We will effect the short-form merger as soon as practicable after we complete this exchange offer, unless we are prevented from doing so by a court or other legal requirement. In the short-form merger each share of UGC Europe common stock not tendered in the exchange offer would be converted into the right to receive the same consideration offered in the exchange offer. The exchange offer is conditioned upon satisfaction of various conditions, some of which we may waive.

In connection with the exchange offer, Liberty has the option (but not the obligation) to acquire up to a number of shares of our Class A common stock to enable it to hold 55.0% of the total number of shares outstanding following the exchange offer and merger (assuming for purposes of that calculation that Liberty had acquired 8,198,016 shares of our Class B common stock pursuant to the transaction with the Founders, or, if greater, a number of shares, the purchase price for which would retire the Liberty Notes, but not exceeding the number of shares that would enable Liberty to hold more than 60.0% of our total outstanding shares, taking into account the shares to be acquired in the transaction with the Founders). The purchase price of the shares will be the arithmetic average of the volume weighted average prices for UGC Europe common stock for each of the three full trading days ending on the trading day immediately prior to the publication of notice of the acceptance of shares in the exchange offer, divided by 10.3, the exchange ratio. If Liberty exercises its pre-emptive right, the purchase price will be paid first by cancellation of the Liberty Notes and second by cash.

The Old UGC Senior Notes began to accrue interest on a cash-pay basis on February 15, 2003, with the first payment due August 15, 2003. Old UGC did not make this interest payment. Because this failure to pay continued for a period of more than 30 days, an event of default exists under the terms of the Old UGC Senior Notes indenture. Old UGC, which principally owns our interests in Latin America and Australia, has reached an agreement in principle with certain of its creditors, including us and IDT United, Inc. (in which we have a 93.7% fully diluted interest and a 33.3% common equity interest), on the economic terms to restructure the Old UGC Senior Notes, and expects to formalize a restructuring proposal in the near future. The outstanding principal balance of the Old UGC Senior Notes is $1.262 billion. We, IDT United and third parties hold $638.0 million, $599.2 million and $24.6 million, respectively, of the Old UGC Senior Notes. We expect that the proposal, if implemented, would result in the acquisition by Old UGC of the Old UGC Senior Notes held by us and IDT United for Old UGC common stock. Subject to consummation of such acquisition, we expect to acquire the third-party interests in IDT United, in which case Old UGC would continue to be wholly owned by us.

If these transactions close as contemplated, we believe our working capital will be sufficient to fund our corporate operations for the next year.

UGC Europe

On September 3, 2003, UGC Europe acquired more than 99.9% of the stock of, and became the successor issuer to, United Pan-Europe Communications N.V. ("UPC") as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law. Upon consummation of the reorganization plan, we became the holder of 66.75% of UGC Europe's common stock in exchange for the equity and indebtedness of UPC that we owned before the reorganization. UPC's other bondholders exchanged their ownership of UPC's senior notes and senior discount notes for 32.5% of UGC Europe's common stock, and third-party holders of UPC's ordinary shares and preference shares exchanged their securities for 0.75% of UGC Europe's common stock.

We accounted for this restructuring on September 3, 2003 as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC's senior notes, senior discount notes and UPC's Exchangeable Loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over the fair value of UGC Europe common stock issued, as follows:

	Fair Value of UGC Europe Common Stock	Carrying Amount of Liabilities Extinguished	Gain on Extinguishment
	(In thousands)
UPC senior notes and senior discount notes, including accrued interest	$963,625	$3,063,094	$2,099,469
Other liabilities subject to compromise	—	10,127	10,127

Total gain on extinguishment of debt	$963,625	$3,073,221	$2,109,596

With the successful completion of its restructuring, UGC Europe believes that its existing cash balances, working capital, cash flow from operations and draw downs available under its bank facility will be sufficient to fund operations for the next year. However, should the operating results fall short of management's expectations, revisions to UGC Europe's bank facility or additional debt or equity may be necessary. Such debt or equity may not be able to be obtained in a timely manner or on acceptable terms.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read together with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include our accounts and all subsidiaries where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Polish Restructuring

A Delaware subsidiary of UPC, UPC Polska, Inc. ("UPC Polska") has over time incurred substantial debt, significant operating losses and negative cash flow which were driven by the large capital investment required for the construction and acquisition of cable networks, acquisition of programming rights and the costs associated with commencing direct-to-home ("DTH") and programming operations. After commencing an internal reorganization in 2001 and discussions with its creditors throughout 2002, UPC Polska, directly and through its advisors, started discussions with UPC, UPC Telecom B.V. (a subsidiary of UPC), Belmarken (collectively, the "UPC Entities") and a group of holders of UPC Polska's outstanding senior discount notes due 2008 and 2009 (the "UPC Polska Notes"). These discussions culminated in the execution, on June 19, 2003, of a restructuring agreement (the "Restructuring Agreement"), which was extended to an additional creditor on July 2, 2003. In the Restructuring Agreement, the parties agreed to implement the proposed restructuring through a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. UPC Telecom, Belmarken and the participating noteholders also agreed, subject to the terms and conditions of the Restructuring Agreement, to vote their claims in favor of the plan of reorganization. As of the date of this filing, the participating noteholders (excluding UPC Telecom and Belmarken) represented approximately 75% (in value) of all outstanding UPC Polska Notes held by third parties that are not affiliates of UPC Polska (approximately 17% of all outstanding UPC Polska Notes are held by UPC Telecom). On October 27, 2003, UPC Polska filed an amended disclosure statement and amended plan of reorganization with the U.S. Bankruptcy Court. A hearing was held in the U.S. Bankruptcy Court on October 29, 2003, pursuant to which the Bankruptcy Court approved the amended disclosure statement. A hearing for confirmation of the amended plan of reorganization is scheduled for December 3, 2003. UGC Europe presently expects that the amended plan of reorganization will become effective and the restructuring will be completed by the end of 2003. The Polska Creditors Committee has informed UPC Polska that it does not intend to support the amended plan of reorganization or the proposed restructuring as currently proposed. UGC Europe believes that the bondholders owning 75% (in value) of the UPC Polska Notes held by unaffiliated third parties, including four of the seven members of the Polska Creditors Committee, are obligated by the Restructuring Agreement to vote their claims in favor of the amended plan of reorganization. The restructuring contemplated by the Restructuring Agreement is subject to various closing conditions. It is currently anticipated that UGC Europe will continue to own 100% of UPC Polska after the consummation of the restructuring.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of UPC Polska for all periods presented, as a result of our controlling financial interest through the ownership of a direct or indirect majority voting interest. We believe during UPC Polska's bankruptcy proceedings that we substantively control UPC Polska for the following primary reasons:

  •
  As the sole equity holder of UPC Polska, UGC Europe's wholly-owned subsidiary UPC Telecom had majority voting control before UPC Polska commenced voluntary bankruptcy proceedings and will have majority voting control of UPC Polska on its emergence from bankruptcy;

  •
  Our wholly-owned subsidiaries were able to negotiate the prearranged form of the voluntary bankruptcy filing by obtaining the agreement of the other key stakeholders (unaffiliated third-party bondholders) that our wholly-owned subsidiaries would continue to be UPC Polska's controlling equity holders upon UPC Polska's emergence from bankruptcy;

  •
  Based on an evaluation of pre-arranged debtor-in-possession bankruptcies filed in the U.S. and of the material terms of the Restructuring Agreement reached with the requisite majority of UPC Polska's unaffiliated third party bondholders, we believe that the U.S. Bankruptcy Court will confirm the plan of reorganization which is based on the Restructuring Agreement;

  •
  We believe the rights exercised by the U.S. Bankruptcy Court are protective in nature and, therefore, do not affect our continued substantive control over UPC Polska; and

  •
  We believe that consolidating UPC Polska provides the best and most transparent financial reporting to our financial statement users.

Accordingly, the accounts of UPC Polska have been consolidated for all periods presented in the accompanying unaudited condensed financial statements.

SOP 90-7

In connection with UPC Polska's bankruptcy proceeding, UPC Polska is required to prepare its unaudited condensed consolidated financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC Polska's pre-petition liabilities that are subject to compromise under its plan of reorganization are segregated in its unaudited condensed consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims might be settled as a result of the approval of the plan of reorganization. The estimates for allowable amounts are based on accounting records, discussions with creditors and amounts as documented in the plan of reorganization, although these estimates of allowable amounts could change. Since we consolidate UPC Polska, financial information with respect to UPC Polska included in our accompanying unaudited condensed consolidated financial statements has been prepared in accordance with SOP 90-7. The following presents condensed financial information for UPC Polska in accordance with SOP 90-7:

September 30, 2003
(In thousands)
Balance Sheet
Assets
Current assets	$131,372
Long-term assets	108,932

Total assets	$240,304

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$48,880
Intercompany payable to UGC Europe (1)	3,546

Total current liabilities not subject to compromise	52,426

Subject to compromise:
Accounts payable	401
Accrued liabilities	—
Intercompany payable to UGC Europe (1)	4,324
Current portion of long-term debt	391,840
Debt owned by UGC Europe (1)	553,028

Total current liabilities subject to compromise	949,593

Long-term liabilities not subject to compromise	—

Minority interests in subsidiaries	—

Stockholders' equity (deficit)	(761,715)

Total liabilities and stockholders' equity (deficit)	$240,304

Three Months Ended September 30, 2003
(In thousands)
Statement of Operations
Revenue	$21,575
Expense	(16,538)
Depreciation and amortization	(7,029)

Operating income (loss)	(1,992)
Other income (expense), net	14,126

Net income (loss)	$12,134

(1)
Eliminated in consolidation.

The following presents certain other disclosures required by SOP 90-7 for UPC Polska:

Three Months Ended September 30, 2003
(In thousands)
Interest expense on liabilities subject to compromise (1)	$1,578

Contractual interest expense on liabilities subject to compromise	$28,172

Professional fees (classified as reorganization expense)	$1,744

Adjustment to UPC Polska notes to allowed claim value	$(19,457)

(1)
In accordance with SOP 90-7, interest expense on liabilities subject to compromise is reported in the accompanying unaudited condensed consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim.

Stock-Based Compensation

We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). We have provided pro forma disclosures of net income (loss) under the fair value method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment of SFAS No. 123, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income (loss), as reported	$1,737,109	$(275,214)	$2,376,062	$62,209
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,261	8,261	28,647	25,618
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(17,262)	(26,601)	(62,011)	(79,422)

Pro forma net income (loss)	$1,734,108	$(293,554)	$2,342,698	$8,405

Basic net income (loss) per common share:
As reported	$4.19	$(0.67)	$9.17	$0.15

Pro forma	$4.19	$(0.71)	$9.09	$0.01

Diluted net income (loss) per common share:
As reported	$4.18	$(0.67)	$9.17	$0.16

Pro forma	$4.17	$(0.71)	$9.09	$0.02

Stock-based compensation is recorded as a result of applying fixed-plan accounting to our and certain of our subsidiaries' stock option plans and applying variable-plan accounting to certain of our other subsidiaries' stock-based compensation plans. Under fixed-plan accounting, deferred compensation is recorded for the difference between fair value of options granted and the option price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the vesting period of the option. Under variable-plan accounting, compensation expense is recognized at each financial statement date for vested options based on the amount, if greater, of the estimated fair value of the underlying common stock over the grant price, until the options are exercised or expire. As a result of UPC's emergence from its bankruptcy proceedings on September 3, 2003, all of UPC's existing stock-based compensation plans were cancelled.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. We adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 required us to reclassify gains and losses associated with the extinguishment of debt (including the related tax effects) from extraordinary classification to other income in the accompanying unaudited condensed consolidated statements of operations.

4.     Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill (net of accumulated amortization) by operating segment for the nine months ended September 30, 2003 is as follows:

	December 31, 2002	Acquisitions	Currency Translation Adjustments	September 30, 2003
	(In thousands)
Europe:
Austria	$140,349	$—	$16,077	$156,426
Belgium	14,284	—	146	14,430
Hungary	73,878	236	4,145	78,259
The Netherlands	639,816	—	70,788	710,604
Norway	9,017	—	(69)	8,948
Sweden	142,771	—	20,816	163,587
Other	23,307	—	492	23,799

Total	1,043,422	236	112,395	1,156,053
Latin America:
Chile	140,710	—	12,270	152,980

Total	$1,184,132	$236	$124,665	$1,309,033

5.     Debt

Senior Notes and Senior Discount Notes

	September 30, 2003	December 31, 2002
	(In thousands)
Old UGC Senior Notes (Note 2)	$24,627	$24,313
UPC Polska Notes (Note 3)	385,702	377,110
PCI Notes (1)	14,509	14,509
UPC July 1999 senior notes (2)	—	1,079,062
UPC October 1999 senior notes (2)	—	658,458
UPC January 2000 senior notes (2)	—	1,075,468

Total	424,838	3,228,920
Current portion	(424,838)	(2,812,988)

Long-term portion	$—	$415,932

(1)
The PCI Notes were redeemed on November 3, 2003.

(2)
These senior notes and senior discount notes were converted into common stock of UGC Europe in connection with UPC's restructuring.

Old UGC Senior Notes

The Old UGC Senior Notes accreted to an aggregate principal amount of $1.375 billion on February 15, 2003, at which time cash interest began to accrue. Commencing August 15, 2003, cash interest on the Old UGC Senior Notes is payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The Old UGC Senior Notes mature on February 15, 2008. As of September 30, 2003, the following entities held the Old UGC Senior Notes:

	Principal Amount at Maturity
	(In thousands)
United	$638,008	(1)
IDT United	599,173	(1)
Third parties	24,627

Total	$1,261,808

(1)
Eliminated in consolidation.

Other Long-Term Debt

	September 30, 2003	December 31, 2002
	(In thousands)
UPC Distribution Bank Facility	$3,468,997	$3,289,826
VTR Bank Facility	123,000	—
Other	77,759	133,148

Total	3,669,756	3,422,974
Current portion	(194,517)	(3,366,235)

Long-term portion	$3,475,239	$56,739

UPC Distribution Bank Facility

Bank lenders under the UPC Distribution Bank Facility had previously extended until September 30, 2003, the waivers of default arising as a result of UPC's decision not to make interest payments under its outstanding UPC notes. During this time the UPC Distribution Bank Facility was classified as current. Following completion of UPC's restructuring, the waivers are no longer necessary, and the facility is classified as long-term.

6.     Guarantees, Commitments and Contingencies

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

UGC Europe's Digital Media Center ("DMC") sub-leases transponder capacity to a third party. Under this sub-lease agreement, UGC Europe has guaranteed certain performance criteria. These issued performance guarantees are fully matched with the guarantees received under the lease agreements between UGC Europe and the transponder holder. The DMC has third party contracts for the distribution of channels from the DMC, which require the DMC to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, UGC Europe's Media interactive service group has third party contracts for the delivery of interactive content with certain performance criteria guarantees. No amount has been accrued in the accompanying consolidated financial statements with respect to these guarantees, as we do not believe such amounts are probable of occurrence.

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

In connection with the acquisition of UPC's ordinary shares held by Philips Electronics N.V. ("Philips") on December 1, 1997, UPC agreed to indemnify Philips for any damages incurred by Philips in relation to a guarantee provided by them to the City of Vienna, Austria ("Vienna Obligations"), but was not able to give such indemnification due to certain debt covenants. Following the successful tender for our bonds in January 2002, we were able to enter into an indemnity agreement with Philips with respect to the Vienna Obligations. On August 27, 2003, UPC acknowledged to us that UPC would be primarily liable for the payment of any amounts owing pursuant to the Vienna Obligations and that UPC would indemnify and hold us harmless for the payment of any amounts owing under such indemnity agreement. Historically, UPC has not made any significant indemnification payments to either Philips or us under such agreements and no material amounts have been accrued in the accompanying unaudited condensed consolidated financial statements with respect to these indemnification guarantees, as UPC does not believe such amounts are probable of occurrence.

Litigation

From time to time, we have become involved in litigation relating to claims arising out of our operations in the normal course of business. The following is a description of certain legal proceedings which we or one of our subsidiaries is a party. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that UGC Europe has any liability and such liability is owed by UGC Europe, UGC Europe will distribute shares of its common stock.

UPC Polska is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, UPC Polska commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to UPC Polska. Specifically, UPC Polska contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory. In its answer in the arbitration, HBO asserted counterclaims against UPC Polska, alleging that UPC Polska was liable for minimum guarantees under the Cable Agreement, and also that UPC Polska was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with Canal+ in December 2001. UPC Polska responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the D-DTH Agreement. UPC Polska intends to vigorously prosecute its claims and defend against HBO's counterclaims. The case is currently in arbitration. UPC Polska has prepared the terms of reference, which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the arbitration panel confirmed a schedule for UPC Polska's request to have the matter decided on summary judgment. The oral argument occurred on May 29, 2003. The summary judgement motion was denied, and the discovery phase has begun. Submissions (such as witness statements, pretrial briefs and joint exhibits) were due in October 2003. On July 8, 2003, the Bankruptcy Court granted relief from the automatic stay imposed under section 362 of the Bankruptcy Code to allow the HBO Arbitration to continue in the ordinary course, up to and including entry of an adverse judgment. UPC Polska need not seek any stay relief to enforce any favorable judgment. However, HBO may not enforce any judgment in its favor against UPC Polska and any such judgment against UPC Polska remains subject to the automatic stay, although HBO could enforce any such judgment against UPC Polska's subsidiaries which are party to the arbitration, but which are not party to or protected by UPC Polska's Chapter 11 proceeding. The evidentiary hearings occurred on November 4 and 5, 2003 and witnesses of both parties were heard. The verdict of the Arbitration Panel is expected to be announced by the end of the first quarter of 2004 at the earliest. At this stage UPC Polska is unable to predict the outcome of the arbitration process.

On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement. Philips' principal allegation is that the UPC Defendants have failed to take delivery of 47,100 Set Top Computers ("STCs") with a value claimed of €21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver a further 29,850 STCs and related damages of €7.0 million. Lastly, Philips is claiming additional costs, including interest on late payments of approximately €1.0 million. The UPC Defendants deny all claims brought by Philips, and vigorously defended themselves against these claims in their defense submitted on January 28, 2003. Philips' statement of reply to the defense, which was submitted on May 7, 2003, contained an incident action on the basis of Article 843a Dutch Code on Civil Procedure ("DCCP") and a change of the original claim. The 843a DCCP claim relates to certain documents Philips wished the UPC Defendants to produce in order to prove that at the time of entering into the STC Agreement, the UPC Defendants did not intend to perform under the STC Agreement. The change of the claim related to the addition of another ground for the claim; a tort (deception/fraud) allegedly committed by each of the UPC Defendants. Judgment on the incident action was rendered on October 9, 2003 and dismissed the action completely and unreservedly. The UPC Defendants have until December 10, 2003 to submit its Statement of Rejoinder (being its reply to Philips' statement of reply to the defense) but may apply for a six week extension to such submission date.

On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration (the "Request") against UGC Europe with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims, which are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the "CAA"). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have subsequently been reactivated and directions have been given by the Arbitral Tribunal. In the proceedings, Movieco claims (i) unpaid licence fees due under the CAA, plus interest, (ii) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, to be assessed and (iii) legal and arbitration costs plus interest. Of the unpaid license fees approximately $11.0 million had been accrued prior to UGC Europe commencing insolvency proceedings in the Netherlands on December 3, 2002 (the "Pre-Petition Claim"). Movieco made a claim in the Akkoord for the Pre-Petition Claim and, should Movieco succeed in the arbitration, shares of the appropriate value have been set aside. UGC Europe's position is that the CAA is null and void because it breaches Article 81 of the EC Treaty and Section 6 of the Dutch Competition Act. UGC Europe also relies on the Order of the Southern District of New York dated January 7, 2003 in which the New York Court ordered that the rejection of the CAA was approved effective as of March 1, 2003 and that UGC Europe shall have no further liability under the CAA. UGC Europe has filed a counterclaim seeking the return of the amounts it has overpaid to Movieco under the CAA. Movieco does not accept its treatment as a contingent creditor and as part of its attempts to obtain distribution of the shares it has filed an action in the Dutch Court on October 28, 2003 challenging the Akkoord. UGC Europe's position is that such action is without merit and it will be defending such action accordingly.

On October 8, 2003, an action was filed in the Court of Chancery of the State of Delaware in New Castle County, in which the plaintiff named as defendants UGC Europe, United and certain of our directors. The complaint purports to assert claims on behalf of all public shareholders of UGC Europe. On October 21, 2003, the plaintiff filed an amended complaint in the Delaware Court of Chancery. The complaint alleges that UGC Europe and the defendant directors have breached their fiduciary duties to the public shareholders of UGC Europe in connection with an offer by United to exchange shares of its common stock for outstanding common stock of UGC Europe. Among the remedies demanded, the complaint seeks to enjoin the exchange offer and obtain declaratory relief, unspecified damages and rescission. On November 12, 2003, we and the plaintiff, through respective counsel, entered into a memorandum of understanding approving the terms of the revised offer and the disclosure concerning the revised offer and agreeing to settle the litigation, subject to entering into final settlement documents, consummation of the exchange offer and court approval of the settlement.

In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty. Among the remedies demanded, the complaint seeks unspecified damages. We are currently evaluating the complaint, but deny the material allegations and intend to defend the litigation vigorously.

Taxes

UPC Restructuring

On September 3, 2003, UPC discharged a substantial amount of debt in connection with its restructuring. The U.S. Internal Revenue Code provides that when a debtor discharges its debt at a discount, the debtor generally realizes "cancellation of debt" income (and earnings and profits in the case of a corporation). The Internal Revenue Code also provides that this cancellation of debt income can be excluded from taxable income and, subject to certain limitations, earnings and profits under certain circumstances, including when the cancellation of debt income occurs in a transaction consummated pursuant to the bankruptcy code. When a debtor excludes cancellation of debt income from taxable income under the bankruptcy code exclusion, the debtor must reduce its basis in certain tax attributes, including but not limited to, net operating losses, capital losses and tax basis in assets, by the amount of excluded income. The debtor may also exclude such cancellation of debt income from its earnings and profits, but only to the extent such cancellation of debt income is applied to reduce the debtor's basis in its assets. If the excluded income exceeds the reduction in basis of the debtor's assets, the debtor's current year earnings and profits are increased by the amount of such excess. An increase in current or future earnings and profits could impact UGC Europe's U.S. federal income tax liabilities as UGC Europe could be required to recognize all or a portion of UPC's current or future earnings and profits as a deemed dividend under certain specific provisions of the U.S. Internal Revenue Code.

We currently expect that UPC will be able to exclude any realized cancellation of debt income associated with the UPC restructuring from its earnings and profits as determined for U.S. tax purposes under the bankruptcy code exclusion to the extent that UPC is able to reduce its adjusted tax basis in its assets. Any material amount of earnings and profits recognized by the exchange of UGC Europe equity for UPC obligations as part of the reorganization plan may cause UGC Europe to have a material income inclusion with respect to UPC's investment in U.S. property, including its investment in its subsidiary, UPC Polska. We expect UPC will be required to reduce the tax basis of its assets by a material amount as a result of the exclusion, which could have the effect of increasing UPC's earnings and profits as determined for U.S. tax purposes in subsequent years, when such assets are disposed of in a taxable disposition. Any increase in earnings and profits could impact UGC Europe's U.S. federal income tax liabilities by increasing required income inclusions under the U.S. Subpart F rules or investment in U.S. property rules.

We also believe that as a result, in part, of certain internal restructuring efforts that UPC and/or UPC Polska intend to undertake following the reorganization, UPC will not have any remaining material tax basis in any investment in U.S. property, as determined for U.S. federal income tax purposes. If UGC Europe is required to recognize income as a result of the exchange, the resulting U.S. tax liability could be substantial.

In connection with UPC's restructuring, UGC Europe exchanged its equity for both U.S. dollar and euro denominated UPC bonds. UGC Europe then exchanged these bonds for UPC equity. UGC Europe realized both exchange gains and losses on the exchange of euro denominated bonds for UPC equity. Such gains and losses are measured based on the purchase price paid and spot rate in effect when the bondholder who exchanged their bonds for UGC Europe equity acquired such bonds.

Under Dutch tax law, the discharge of UPC's indebtedness in connection with its restructuring would generally constitute taxable income to UPC in the period of discharge. UPC has reached an agreement with the Dutch tax authorities whereby UPC is able to utilize net operating loss carry forwards to offset any Dutch income taxes arising from the discharge of debt in 2003. UPC, together with its "fiscal unity"

companies, expects that for the year ended December 31, 2003 it will have sufficient current year and carry forward losses to fully offset any income to be recognized on the discharge of the debt.

United Merger Transaction January 2002

As a result of the merger transaction that occurred on January 30, 2002, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code. Because of the ownership change, we are limited in our ability to use certain U.S. net operating losses and capital losses realized before the date of the ownership change to offset items of taxable income realized after that date. In addition, we had a significant "net unrealized built-in loss," as defined in Section 382(h) of the Internal Revenue Code, inherent in our assets on the date of the ownership change. As a result, to the extent we sell these assets before January 30, 2007, we may be limited in our ability to use some, or all, of the respective built-in-losses to offset taxable income.

The direct acquisition of Old UGC Senior Notes by us triggered cancellation of debt income at the Old UGC level for income tax purposes. Although such cancellation of debt income was excluded from taxable income because Old UGC was insolvent at the time such income was recognized, Old UGC was required to reduce certain of its attributes by the amount of cancellation of debt income so excluded. This reduction resulted in the elimination of substantially all of Old UGC's existing net operating loss carry forwards.

Dutch Tax

In 2000, one of our Dutch systems was assessed a transfer tax on immovable property in the amount of €0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We appealed this tax assessment, but on June 6, 2003, the Dutch Supreme Court ruled against us. Therefore, our Dutch systems may be assessed for taxes on similar transactions. Currently we cannot predict the extent to which the transfer and/or property taxes could be assessed retroactively or the amount of tax that our Dutch systems may be assessed for, although it may be substantial, being 6% of the value attributable to some of our systems at the date of transfer. Any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that most cable television companies and other utilities in The Netherlands could become subject to similar tax liabilities. Various interested parties therefore are currently lobbying the Dutch government to obtain clarification on how the government intends to deal with the consequences of the Dutch Supreme Court's ruling. There can be no assurance that such lobbying will limit any exposure for past or future years.

7.     Minority Interests in Subsidiaries

	September 30, 2003	December 31, 2002
	(In thousands)
UPC convertible preference shares held by third parties(1)	$—	$1,094,668
UPC convertible preference shares held by Liberty(2)	—	297,753
UGC Europe(3)	118,145	—
Other	25,752	9,725

Total	$143,897	$1,402,146

(1)
We acquired 99.4% of these convertible preference shares in February and April 2003. The remainder was exchanged for UGC Europe common stock in connection with UPC's restructuring.

(2)
Acquired by us in April 2003.

(3)
Represents 33.25% of the net equity of UGC Europe as of September 30, 2003.

The minority interests in subsidiaries in the accompanying condensed consolidated statements of operations includes accrued dividends on UPC convertible preference shares held by Liberty totaling $8.7 million and $16.7 million for the three and nine months ended September 30, 2002, respectively.

8.     Segment Information

UGC Europe's operations are currently organized into two principal divisions—UPC Broadband and chello Media. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chello Media provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. Within VTR, the primary business segment is VTR Broadband, which provides video services, telephone services and high-speed Internet access services to residential and business customers. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and "Adjusted EBITDA". Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, gain on extinguishment of debt, gain (loss) on sale of investments in affiliates and other assets, foreign currency exchange gain (loss), impairment and restructuring charges, stock-based compensation and loss on disposal of Poland DTH business. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$150,838	$119,169	$430,620	$332,823
Austria	65,085	51,419	189,880	144,043
Belgium	7,785	6,369	23,071	18,118
Czech Republic	15,422	11,572	45,775	31,879
Norway	22,912	19,974	69,978	55,349
Hungary	40,358	31,726	121,300	89,762
France	29,744	23,293	84,435	68,723
Poland	21,391	18,448	63,200	56,162
Sweden	18,710	13,437	54,867	38,156
Other	10,707	9,186	33,075	25,584

Total	382,952	304,593	1,116,201	860,599
Germany	—	5,138	—	27,121
Corporate and other	8,607	6,322	23,043	25,269

Total	391,559	316,053	1,139,244	912,989

chello Media
Priority Telecom	29,972	28,474	89,998	85,072
Media	25,508	17,437	72,251	50,122
Investments	60	—	331	110

Total	55,540	45,911	162,580	135,304

Intercompany eliminations	(33,261)	(26,725)	(93,627)	(78,823)

Total	413,838	335,239	1,208,197	969,470

Latin America:
Broadband
Chile	58,608	47,168	161,667	136,815
Other	2,069	1,732	5,794	5,413

Total	60,677	48,900	167,461	142,228
Corporate and other	—	(3)	8	10

Total	60,677	48,897	167,469	142,238

Corporate and other	—	600	—	1,800

Total	$474,515	$384,736	$1,375,666	$1,113,508

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$78,608	$28,575	$188,528	$78,315
Austria	25,830	16,957	73,288	46,256
Belgium	2,811	2,049	8,596	5,571
Czech Republic	6,910	2,437	18,473	7,456
Norway	7,402	4,977	19,345	11,091
Hungary	14,574	10,139	46,401	31,009
France	5,651	(1,790)	8,709	(8,465)
Poland	5,645	4,273	19,032	11,246
Sweden	8,249	4,806	23,091	11,798
Other	4,167	3,558	13,649	8,797

Total	159,847	75,981	419,112	203,074
Germany	—	1,294	—	12,300
Corporate and other	(16,484)	(811)	(39,607)	(17,608)

Total	143,363	76,464	379,505	197,766

chello Media
Priority Telecom	3,780	296	10,128	(5,246)
Media	8,264	193	17,151	(4,932)
Investments	(250)	(166)	(738)	(571)

Total	11,794	323	26,541	(10,749)

Total	155,157	76,787	406,046	187,017

Latin America:
Broadband
Chile	18,929	11,372	47,884	29,828
Other	44	(451)	(44)	(1,465)

Total	18,973	10,921	47,840	28,363
Corporate and other	150	(3)	69	(51)

Total	19,123	10,918	47,909	28,312

Corporate and other	(2,914)	(2,856)	(11,087)	(5,404)

Total	$171,366	$84,849	$442,868	$209,925

Total segment Adjusted EBITDA reconciles to consolidated net income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Total segment Adjusted EBITDA	$171,366	$84,849	$442,868	$209,925
Loss on disposal of Poland DTH business	—	—	(8,000)	—
Stock-based compensation	(14,261)	(8,261)	(28,647)	(25,618)
Depreciation and amortization	(192,002)	(201,173)	(598,207)	(538,810)
Impairment and restructuring	459	1,390	1,555	(21,505)

Operating income (loss)	(34,438)	(123,195)	(190,431)	(376,008)
Interest expense, net	(71,247)	(153,532)	(253,210)	(469,410)
Foreign currency exchange gain (loss), net	(276,529)	(62,217)	137,882	434,299
Gain (loss) on sale of investments in affiliates, net	(283)	155,754	281,321	142,842
Gain on extinguishment of debt	2,109,596	—	2,183,997	2,208,782
Other expense, net	(1,107)	(31,808)	(15,147)	(194,023)

Income (loss) before income taxes and other items	1,725,992	(214,998)	2,144,412	1,746,482
Share in results of affiliates and other, net	11,117	(60,216)	231,650	(339,551)

Income (loss) before cumulative effect of change in accounting principle	1,737,109	(275,214)	2,376,062	1,406,931
Cumulative effect of change in accounting principle	—	—	—	(1,344,722)

Net income (loss)	$1,737,109	$(275,214)	$2,376,062	$62,209

Total Assets

	September 30, 2003	December 31, 2002
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$1,995,824	$1,884,044
Austria	466,154	450,526
Belgium	45,997	44,444
Czech Republic	136,687	127,691
France	626,346	608,650
Hungary	346,514	343,287
Norway	227,950	249,761
Poland	240,093	245,122
Sweden	259,124	237,619
Other	68,084	73,119

Total	4,412,773	4,264,263

chello Media
Priority Telecom	248,101	261,301
Media	81,750	72,554

Total	329,851	333,855

Corporate and other	324,449	567,955

Total	5,067,073	5,166,073

Latin America:
Broadband
Chile	547,925	509,376
Other	17,672	16,145

Total	565,597	525,521
Corporate and other	30,695	39,236

Total	596,292	564,757

Corporate and other	109,738	200,764

Total	$5,773,103	$5,931,594

Broadband Revenue

	Three Months Ended September 30, 2003
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$88,835	$20,232	$41,771	$150,838
Austria	26,629	14,169	24,287	65,085
Belgium (1)	4,753	—	3,032	7,785
Czech Republic	12,828	162	2,432	15,422
Norway	15,421	3,072	4,419	22,912
Hungary	28,881	7,002	4,475	40,358
France	18,412	8,615	2,717	29,744
Poland (1)	19,496	—	1,895	21,391
Sweden (1)	11,537	—	7,173	18,710
Other (1)	9,029	—	1,678	10,707

Total	235,821	53,252	93,879	382,952

Latin America:
Chile	31,362	20,218	7,028	58,608
Other (1)	1,705	—	364	2,069

Total	33,067	20,218	7,392	60,677

Total	$268,888	$73,470	$101,271	$443,629

	Nine Months Ended September 30, 2003
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$242,466	$62,018	$126,136	$430,620
Austria	77,259	44,303	68,318	189,880
Belgium (1)	13,967	—	9,104	23,071
Czech Republic	38,447	534	6,794	45,775
Norway	47,068	9,755	13,155	69,978
Hungary	87,071	21,168	13,061	121,300
France	54,493	22,185	7,757	84,435
Poland (1)	58,138	—	5,062	63,200
Sweden (1)	34,117	—	20,750	54,867
Other (1)	31,381	—	1,694	33,075

Total	684,407	159,963	271,831	1,116,201

Latin America:
Chile	88,323	55,834	17,510	161,667
Other (1)	4,874	—	920	5,794

Total	93,197	55,834	18,430	167,461

Total	$777,604	$215,797	$290,261	$1,283,662

(1)
Voice service not provided.

Broadband Revenue

	Three Months Ended September 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$63,683	$22,708	$32,778	$119,169
Austria	21,798	12,444	17,177	51,419
Belgium (1)	3,921	—	2,448	6,369
Czech Republic	10,214	181	1,177	11,572
Norway	13,828	2,591	3,555	19,974
Hungary	22,755	6,520	2,451	31,726
France	15,027	6,143	2,123	23,293
Poland (1)	17,441	—	1,007	18,448
Sweden (1)	9,046	—	4,391	13,437
Other (1)	8,838	—	348	9,186

Total	186,551	50,587	67,455	304,593

Latin America:
Chile	27,598	16,381	3,189	47,168
Other (1)	1,655	—	77	1,732

Total	29,253	16,381	3,266	48,900

Total	$215,804	$66,968	$70,721	$353,493

	Nine Months Ended September 30, 2002
	Video	Voice	Internet	Total
	(In thousands)
Europe:
The Netherlands	$182,236	$62,202	$88,385	$332,823
Austria	61,603	36,118	46,322	144,043
Belgium (1)	11,064	—	7,054	18,118
Czech Republic	28,551	550	2,778	31,879
Norway	38,494	7,266	9,589	55,349
Hungary	65,044	18,630	6,088	89,762
France	43,984	18,548	6,191	68,723
Poland (1)	53,313	—	2,849	56,162
Sweden (1)	26,073	—	12,083	38,156
Other (1)	25,554	—	30	25,584

Total	535,916	143,314	181,369	860,599

Latin America:
Chile	82,611	46,326	7,878	136,815
Other (1)	5,173	—	240	5,413

Total	87,784	46,326	8,118	142,228

Total	$623,700	$189,640	$189,487	$1,002,827

(1)
Voice service not provided.

9.     Impairment and Restructuring Charges

In 2001 UGC Europe implemented a company-wide restructuring plan to lower operating expenses and strengthen its competitive and financial position. UGC Europe eliminated certain employee positions, reduced office space and related overhead, recognized losses related to excess capacity under certain contracts and cancelled certain programming contracts. The following table summarizes these costs by type as of September 30, 2003:

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Impairment Charges	Total Impairment and Restructuring
	(In thousands)
Impairment and restructuring liability as of December 31, 2002	$19,429	$14,196	$36,861	$4,395	$—	$74,881
Reversal of charges	(611)	—	—	(503)	(441)	(1,555)
Cash paid and other releases	(11,989)	(8,944)	(2,447)	(12)	441	(22,951)
Cumulative translation adjustments	1,247	683	1,077	429	—	3,436

Impairment and restructuring liability as of September 30, 2003	$8,076	$5,935	$35,491	$4,309	$—	$53,811

Short-term portion	$3,122	$1,874	$1,147	$2,419		$8,562
Long-term portion	4,954	4,061	34,344	1,890		45,249

Total	$8,076	$5,935	$35,491	$4,309		$53,811

10.   Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except number of shares)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$1,737,109	$(275,214)	$2,376,062	$1,406,931
Gain on issuance of Class A common stock for UGC Europe preference shares.	—	—	1,423,102	—
Equity transactions of subsidiaries	6,555	—	6,555	—
Accrual of dividends on Series B, C and D convertible preferred stock	—	—	—	(4,174)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	1,743,664	(275,214)	3,805,719	1,402,757
Cumulative effect of change in accounting principle	—	—	—	(1,344,722)

Basic net income (loss) attributable to common stockholders	$1,743,664	$(275,214)	$3,805,719	$58,035

Denominator (Basic):
Basic weighted-average number of common shares outstanding	415,918,032	413,450,776	415,200,603	382,198,538

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$1,737,109	$(275,214)	$2,376,062	$1,406,931
Gain on issuance of Class A common stock for UGC Europe preference shares.	—	—	1,423,102	—
Equity transactions of subsidiaries	6,555	—	6,555	—

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	1,743,664	(275,214)	3,805,719	1,406,931
Cumulative effect of change in accounting principle	—	—		(1,344,722)

Diluted net income (loss) attributable to common stockholders	$1,743,664	$(275,214)	$3,805,719	$62,209

Denominator (Diluted):
Basic weighted-average number of common shares outstanding	415,918,032	413,450,776	415,200,603	382,198,538
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	1,557,085	—	19,993	11,664
Incremental shares attributable to the assumed conversion of Series B, C and D convertible preferred stock	—	—	—	2,390,899

Diluted weighted-average number of common shares outstanding	417,475,117	413,450,776	415,220,596	384,601,101

11.   Related Party Transactions

In 2002, a subsidiary of UGC Europe entered into a contract with Spinhalf Ltd. for the provision of network services. This company is owned by a family member of UPC Broadband's former Chief Executive Officer, Mr. Riordan. Amounts paid and/or accrued with respect to such contracted services to date are approximately €7.0 million. Until November 21, 2002, Mr. Riordan was one of our directors.

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

We acknowledge that the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995 does not apply to forward-looking statements that relate to the exchange offer.

The following discussion and analysis of financial condition and results of operations covers the three and nine months ended September 30, 2003 and 2002 and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein and our consolidated financial statements and footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2002. These consolidated financial statements provide additional information regarding our financial activities and condition.

UGC Europe's operations are currently organized into two principal divisions—UPC Broadband and chello Media. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chello Media provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. Within VTR, the primary business segment is VTR Broadband, which provides video services, telephone services and high-speed Internet access services to residential and business customers. We evaluate performance and allocate resources based on the results of these segments. Refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for more detail with respect to these segments.

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$413,838	$335,239	$1,208,197	$969,470
VTR	58,608	47,168	161,667	136,815
Other	2,069	2,329	5,802	7,223

Total	$474,515	$384,736	$1,375,666	$1,113,508

Consolidated revenue increased from period to period primarily due to an increase in revenue generating units ("RGUs"), average revenue per RGU ("ARPU") and strengthening of the euro against the U.S. dollar. The following provides revenue detail for certain of our operating divisions in United States dollars and in the local currency of each division.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$391,559	$316,053	$75,506	$23.9%
chello Media	55,540	45,911	9,629	21.0%
Intercompany eliminations	(33,261)	(26,725)	(6,536)	(24.5%	)

Total	$413,838	$335,239	$78,599	23.4%

Euros:
UPC Broadband	€347,470	€321,364	€26,106	8.1%
chello Media	49,286	46,682	2,604	5.6%
Intercompany eliminations	(29,516)	(27,174)	(2,342)	(8.6%	)

Total	€367,240	€340,872	€26,368	7.7%

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$1,139,244	$912,989	$226,255	24.8%
chello Media	162,580	135,304	27,276	20.2%
Intercompany eliminations	(93,627)	(78,823)	(14,804)	(18.8%	)

Total	$1,208,197	$969,470	$238,727	24.6%

Euros:
UPC Broadband	€1,023,766	€985,168	€38,598	3.9%
chello Media	146,045	146,172	(127)	(0.1%	)
Intercompany eliminations	(84,086)	(85,239)	1,153	1.4%

Total	€1,085,725	€1,046,101	€39,624	3.8%

On a functional currency basis, the movements in UGC Europe's revenue for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are primarily attributable to:

  •
  a 2.2% increase in consolidated RGUs from 7,938,400 as of September 30, 2002 to 8,116,000 as of September 30, 2003;

  •
  a 7.4% increase in ARPU from €13.03 to €13.99 for the three months ended September 30, 2002 and 2003, respectively, and a 9.2% increase in ARPU from €12.64 to €13.80 for the nine months ended September 30, 2002 and 2003, respectively;

  •
  the deconsolidation of UPC Germany effective August 1, 2002; and

  •
  a decrease in revenue from Priority Telecom (included in the chello Media division), due to the termination of certain interconnect revenue, revenue rationalization during 2002 resulting in termination of revenue from small and medium sized enterprises and price erosion and customer cancellations in a continuing weak wholesale market.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$58,608	$47,168	$11,440	24.3%

Chilean Pesos:
Broadband	CP40,628,987	CP33,406,608	CP7,222,379	21.6%

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$161,667	$136,815	$24,852	18.2%

Chilean Pesos:
Broadband	CP115,128,680	CP92,962,745	CP22,165,935	23.8%

On a functional currency basis, the increases in VTR's revenue for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are primarily attributable to:

  •
  a 5.1% increase in the number of video subscribers from 462,800 as of September 30, 2002 to 486,600 as of September 30, 2003;

  •
  a 5.9% increase in video ARPU from CP14,157 ($19.99) to CP14,988 ($21.62) for the three months ended September 30, 2002 and 2003, respectively, and a 6.6% increase in video ARPU from CP13,772 ($20.29) to CP14,685 ($20.60) for the nine months ended September 30, 2002 and 2003, respectively, primarily due to increased premium tier customers;

  •
  a 16.7% increase in the number of telephone lines from 246,200 as of September 30, 2002 to 287,200 as of September 30, 2003;

  •
  a 3.0% increase in telephone ARPU from CP16,045 ($22.67) to CP16,533 ($23.84) for the three months ended September 30, 2002 and 2003, respectively, and a 5.8% increase in telephone ARPU from CP15,352 ($22.61) to CP16,247 ($22.80) for the nine months ended September 30, 2002 and 2003, respectively, primarily due to a decrease in promotions and pricing discounts;

  •
  a 94.2% increase in the number of Internet subscribers from 59,100 as of September 30, 2002 to 114,800 as of September 30, 2003; and

  •
  a 4.1% increase in Internet ARPU from CP14,513 ($20.50) to CP15,112 ($21.80) for the three months ended September 30, 2002 and 2003, respectively, and a 3.2% decrease in Internet ARPU from CP15,661 ($23.13) to CP15,158 ($21.26) for the nine months ended September 30, 2002 and 2003, respectively, due to heavy pricing discounts.

Operating Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$(164,552)	$(183,158)	$(511,172)	$(525,464)
VTR	(20,342)	(19,615)	(58,872)	(57,052)
Other	(1,512)	(747)	(4,350)	(2,053)

Total	$(186,406)	$(203,520)	$(574,394)	$(584,569)

Consolidated operating expense decreased from period to period, primarily due to improved operational cost control through restructuring activities and other cost cutting initiatives, offset by the strengthening of the euro against the U.S. dollar from period to period. The following provides operating expense detail for certain of our operating divisions in U.S. dollars and in the local currency of each division.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$(169,327)	$(175,469)	$6,142	3.5%
chello Media	(25,923)	(32,153)	6,230	19.4%
Intercompany eliminations	30,698	24,464	6,234	25.5%

Total	$(164,552)	$(183,158)	$18,606	10.2%

Euros:
UPC Broadband	€(150,261)	€(178,402)	€28,141	15.8%
chello Media	(23,004)	(32,691)	9,687	29.6%
Intercompany eliminations	27,241	24,873	2,368	9.5%

Total	€(146,024)	€(186,220)	€40,196	21.6%

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$(519,231)	$(497,286)	$(21,945)	(4.4%	)
chello Media	(78,335)	(97,772)	19,437	19.9%
Intercompany eliminations	86,394	69,594	16,800	24.1%

Total	$(511,172)	$(525,464)	$14,292	2.7%

Euros:
UPC Broadband	€(466,926)	€(536,410)	€69,484	13.0%
chello Media	(70,311)	(105,708)	35,397	33.5%
Intercompany eliminations	77,601	75,166	2,435	3.2%

Total	€(459,636)	€(566,952)	€107,316	18.9%

On a functional currency basis, the decreases in UGC Europe's operating expense for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  the deconsolidation of UPC Germany effective August 1, 2002;

  •
  improved operational cost control for UPC Broadband through restructuring activities and other cost cutting initiatives;

  •
  decreased costs at chello Media due to cost controls and renegotiated UGC Europe agreements.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$(20,342)	$(19,615)	$(727)	(3.7%	)

Chilean Pesos:
Broadband	CP(14,106,381)	CP(13,889,188)	CP(217,193)	(1.6%	)

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$(58,872)	$(57,052)	$(1,820)	(3.2%	)

Chilean Pesos:
Broadband	CP(41,980,271)	CP(38,767,757)	CP(3,212,514)	(8.3%	)

On a functional currency basis, the increases in VTR's operating expense for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  an increase in programming and maintenance costs as a result of the increase in the number of RGUs; and

  •
  an increase in access charges as a result of the growth in the telephony customer base.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$(108,388)	$(83,429)	$(327,639)	$(284,118)
VTR	(19,339)	(16,303)	(54,898)	(49,273)
Other	(3,277)	(4,896)	(12,514)	(11,241)

Total	$(131,004)	$(104,628)	$(395,051)	$(344,632)

Consolidated selling, general and administrative expense increased from period to period, primarily due to strengthening of the euro against the U.S. dollar. The following provides selling, general and administrative expense detail for certain of our operating divisions in U.S. dollars and in the local currency of each division.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$(78,893)	$(64,551)	$(14,342)	(22.2%	)
chello Media	(17,794)	(13,007)	(4,787)	(36.8%	)
Stock-based compensation	(14,259)	(8,135)	(6,124)	(75.3%	)
Intercompany eliminations	2,558	2,264	294	13.0%

Total	$(108,388)	$(83,429)	$(24,959)	(29.9%	)

Euros:
UPC Broadband	€(70,013)	€(65,635)	€(4,378)	(6.7%	)
chello Media	(15,791)	(13,225)	(2,566)	(19.4%	)
Stock-based compensation	(9,062)	(5,279)	(3,783)	(71.7%	)
Intercompany eliminations	2,270	2,302	(32)	(1.4%	)

Total	€(92,596)	€(81,837)	€(10,759)	(13.1%	)

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$(240,652)	$(218,674)	$(21,978)	(10.1%	)
chello Media	(57,349)	(47,567)	(9,782)	(20.6%	)
Stock-based compensation	(28,660)	(27,129)	(1,531)	(5.6%	)
Loss on sale of Poland DTH business	(8,000)	—	(8,000)	—
Intercompany eliminations	7,022	9,252	(2,230)	(24.1%	)

Total	$(327,639)	$(284,118)	$(43,521)	(15.3%	)

Euros:
UPC Broadband	€(216,267)	€(236,839)	€20,572	8.7%
chello Media	(51,930)	(51,982)	52	0.1%
Stock-based compensation	(18,717)	(19,162)	445	2.3%
Loss on sale of Poland DTH business	(6,856)	—	(6,856)	—
Intercompany eliminations	6,304	10,074	(3,770)	(37.4%	)

Total	€(287,466)	€(297,909)	€10,443	3.5%

On a functional currency basis, the movements in UGC Europe's selling, general and administrative expense for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  a decrease in UPC Broadband's expenses for the nine months ended September 30, 2003, due to improved operational cost control through restructuring activities, other cost cutting initiatives and the deconsolidation of UPC Germany effective August 1, 2002;

  •
  an increase in UPC Broadband's expenses for the three months ended September 30, 2003 due to higher seasonal marketing initiatives;

  •
  increased marketing and promotion costs for chello Media; and

  •
  an increase in stock-based compensation expense for the three months ended September 30, 2003, mainly due to the cancellation of UPC's option plans in connection with UPC's restructuring.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$(19,337)	$(16,181)	$(3,156)	(19.5%	)
Stock-based compensation	(2)	(122)	120	98.4%

Total	$(19,339)	$(16,303)	$(3,036)	(18.6%	)

Chilean pesos:
Broadband	CP(13,412,404)	CP(11,462,720)	CP(1,949,684)	(17.0%	)
Stock-based compensation	(1,386)	(86,408)	85,022	98.4%

Total	CP(13,413,790)	CP(11,549,128)	CP(1,864,662)	(16.1%	)

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$(54,911)	$(49,935)	$(4,976)	(10.0%	)
Stock-based compensation	13	662	(649)	(98.0%	)

Total	$(54,898)	$(49,273)	$(5,625)	(11.4%	)

Chilean Pesos:
Broadband	CP(39,161,966)	CP(33,887,533)	CP(5,274,433)	(15.6%	)
Stock-based compensation	9,694	429,169	(419,475)	(97.7%	)

Total	CP(39,152,272)	CP(33,458,364)	CP(5,693,908)	(17.0%	)

On a functional currency basis, the increases in VTR's selling, general and administrative expense for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are primarily due to:

  •
  growth in RGUs;

  •
  an increase in commissions and marketing expense due to increased competition; offset by

  •
  lower bad debt provisions as a result of the bundling strategy; and

  •
  efficiencies achieved in several processes.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$155,157	$76,787	$406,046	$187,017
VTR	18,929	11,372	47,884	29,828
Other	(2,720)	(3,310)	(11,062)	(6,920)

Total	$171,366	$84,849	$442,868	$209,925

Please refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of total segment Adjusted EBITDA to consolidated net income (loss).

The following provides Adjusted EBITDA detail for certain of our operating divisions in U.S. dollars and in the local currency of each division:

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$143,363	$76,464	$66,899	87.5%
chello Media	11,794	323	11,471	3551.4%

Total	$155,157	$76,787	$78,370	102.1%

Euros:
UPC Broadband	€127,191	€77,327	€49,864	64.5%
chello Media	10,491	767	9,724	1267.8%

Total	€137,682	€78,094	€59,588	76.3%

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
UGC Europe
Dollars:
UPC Broadband	$379,505	$197,766	$181,739	91.9%
chello Media	26,541	(10,749)	37,290	346.9%

Total	$406,046	$187,017	$219,029	117.1%

Euros:
UPC Broadband	€340,391	€211,920	€128,471	60.6%
chello Media	23,805	(11,518)	35,323	306.7%

Total	€364,196	€200,402	€163,794	81.7%

On a functional currency basis, the movements in UGC Europe's Adjusted EBITDA for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are attributable to:

  •
  cost cutting and cost control through continued improvements in processes and systems and organizational rationalization;

  •
  improved gross margins brought about by continued negotiations with major vendors;

  •
  successfully driving higher service penetration in existing customers, improving economies of scale and increasing ARPU;

  •
  the deconsolidation of UPC Germany effective August 1, 2002;

  •
  an increase in chello Media's Adjusted EBITDA due to continued focus on profitable revenue growth and cost reduction, a shift in focus towards high margin, direct business customer contracts, closing of operations in non-profitable countries and strong cost control procedures; and

  •
  continued cost control at the corporate level.

	Three Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$19,529	$11,972	$7,557	63.1%
Management fees	(600)	(600)	—	—

Total	$18,929	$11,372	$7,557	66.5%

Chilean pesos:
Broadband	CP13,526,272	CP8,479,822	CP5,046,450	59.5%
Management fees	(416,070)	(425,122)	9,052	2.1%

Total	CP13,110,202	CP8,054,700	CP5,055,502	62.8%

	Nine Months Ended September 30,		2003 Over 2002
	2003	2002	Change	% Change
	(In thousands)
VTR
Dollars:
Broadband	$49,684	$31,628	$18,056	57.1%
Management fees	(1,800)	(1,800)	—	—

Total	$47,884	$29,828	$18,056	60.5%

Chilean pesos:
Broadband	CP35,285,187	CP21,533,005	CP13,752,182	63.9%
Management fees	(1,298,744)	(1,225,550)	(73,194)	(6.0%	)

Total	CP33,986,443	CP20,307,455	CP13,678,988	67.4%

On a functional currency basis, the increases in VTR's Adjusted EBITDA for the three and nine months ended September 30, 2003 compared to the same periods in the prior year are attributable to:

  •
  RGU and ARPU growth;

  •
  lower bad debt provisions as a result of the bundling strategy;

  •
  lower bandwidth costs; and

  •
  lower programming costs due to negotiations with programming suppliers.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$(173,667)	$(186,643)	$(546,678)	$(496,677)
VTR	(17,560)	(13,679)	(49,290)	(39,278)
Other	(775)	(851)	(2,239)	(2,855)

Total	$(192,002)	$(201,173)	$(598,207)	$(538,810)

Depreciation and amortization expense increased for the nine months ended September 30, 2003 compared to the same period in the prior year, primarily due to strengthening of the euro against the U.S. dollar, and decreased for the three months ended September 30, 2003 compared to the same period in the prior year, primarily due to the deconsolidation of UPC Germany effective August 1, 2002.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$(68,086)	$(150,184)	$(245,293)	$(464,139)
VTR	(2,823)	(3,632)	(9,616)	(12,230)
Other	(3,036)	(3,396)	(8,904)	(19,338)

Total	$(73,945)	$(157,212)	$(263,813)	$(495,707)

Interest expense decreased for the three and nine months ended September 30, 2003 compared to the same periods in the prior year, primarily due to the cessation of accretion of interest on UPC's senior discount notes on December 3, 2002 as a result of UPC's bankruptcy filing, in accordance with SOP 90-7. Interest expense also decreased due to the acquisition of the Old UGC Senior Notes, UPC's exchangeable loan and UPC bonds held by us in connection with the merger transaction on January 30, 2002 (which were extinguished on that date for consolidated financial reporting purposes). Additional details of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Cash Pay:
UPC senior notes	$—	$(43,750)	$—	$(116,254)
Old UGC Senior Notes	(691)	—	(1,655)	—
UGC Europe bank facilities and other	(64,172)	(56,366)	(199,432)	(174,059)
VTR Bank Facility	(2,073)	(2,610)	(7,286)	(8,398)
Other	(2,826)	(3,642)	(7,833)	(8,313)

Total	(69,762)	(106,368)	(216,206)	(307,024)

Non Cash:
UPC and UPC Polska senior discount notes accretion	(1,323)	(47,615)	(29,151)	(154,097)
Old UGC Senior Notes accretion	—	(612)	(313)	(12,449)
Amortization of deferred financing costs	(2,860)	(2,617)	(18,143)	(17,745)
UPC exchangeable loan	—	—	—	(4,392)

Total	(4,183)	(50,844)	(47,607)	(188,683)

Total	$(73,945)	$(157,212)	$(263,813)	$(495,707)

Foreign Currency Exchange Gain (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe	$(267,716)	$(7,287)	$108,110	$481,758
VTR	8,368	(42,259)	14,576	(70,591)
Other	(17,181)	(12,671)	15,196	23,132

Total	$(276,529)	$(62,217)	$137,882	$434,299

Foreign currency exchange movements are primarily due to UGC Europe's U.S. dollar-denominated debt and VTR's U.S. dollar-denominated bank facility. The euro remained flat from June 30, 2002 (1.012) to September 30, 2002 (1.016), compared to a weakening euro in the three months ended September 30, 2003, from .8741 as of June 30, 2003 to .9217 as of September 3, 2003 (immediately prior to the extinguishment of most of this debt in UPC's restructuring). The euro strengthened less for the nine months ended September 30, 2003 (from .9545 as of December 31, 2002 to .9217 as of September 3, 2003), compared to the same period in the prior year (from 1.119 as of December 31, 2001 to 1.016 as of September 30, 2002). The Chilean peso weakened from June 30, 2002 (688) to September 30, 2002 (749), compared to a strengthening peso in the three months ended September 30, 2003, from 699 as of June 30, 2003 to 661 as of September 30, 2003. The Chilean peso strengthened for the nine months ended September 30, 2003 (from 719 as of December 31, 2002 to 661 as of September 30, 2003), compared to a weakening peso for the same period in the prior year (from 661 as of December 31, 2001 to 749 as of September 30, 2002).

Gain (Loss) on Sale of Investments in Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UAP	$—	$—	$284,702	$—
Other	(283)	155,754	(3,381)	142,842

Total	$(283)	$155,754	$281,321	$142,842

On March 29, 2002, our indirect 50.0% owned affiliate, United Australia/Pacific, Inc. ("UAP") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003. In April 2003, pursuant to the UAP Plan, affiliates of Castle Harlan Australian Mezzanine Partners Pty Ltd. ("CHAMP") acquired UAP's indirect approximate 63.2% interest in United Austar, Inc. ("UAI"), which owns approximately 80.7% of Austar United Communications Limited ("Austar United"). The purchase price for UAP's indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. Upon consummation of the UAP Plan, we recognized our proportionate share of UAP's gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million). Such amounts are reflected in share in results of affiliates in the accompanying unaudited condensed consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC

Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was €150.3 ($147.9) million, and we recognized a gain from the reversal of this net negative investment, effective August 1, 2002.

Gain on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UPC restructuring	$2,109,596	$—	$2,109,596	$—
Other UPC	—	—	74,401	451,493
United	—	—	—	1,757,289

Total	$2,109,596	$—	$2,183,997	$2,208,782

UPC Restructuring

On September 3, 2003, UGC Europe acquired more than 99.9% of the stock of, and became the successor issuer to, UPC as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law. Upon consummation of the reorganization plan, we became the holder of 66.75% of UGC Europe's common stock in exchange for the equity and indebtedness of UPC that we owned before the reorganization. UPC's other bondholders exchanged their ownership of UPC's senior notes and senior discount notes for 32.5% of UGC Europe's common stock, and third-party holders of UPC's ordinary shares and preference shares exchanged their securities for 0.75% of UGC Europe's common stock.

We accounted for this restructuring on September 3, 2003 as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting and in accordance with SOP 90-7, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC's senior notes, senior discount notes and UPC's exchangeable loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over the fair value of UGC Europe common stock issued.

Other

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

In January 2002, as part of our recapitalization, we purchased at fair value certain debt securities of our subsidiaries, including UPC's bonds, UPC's exchangeable loan and the Old UGC Senior Notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC exchangeable loan) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes, we recognized a gain of $1.757 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

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

Other Expense

The large amount of other expense in 2002 resulted primarily from losses in connection with the mark-to-fair value valuations of certain of UGC Europe's derivative instruments.

Income Tax Expense

Income tax expense decreased for the nine months ended September 30, 2003 compared to the same period in the prior year, primarily due to the non-recurrence of deferred income tax as a result of our merger transaction in January 2002.

Minority Interests in Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Accrued dividends on UPC's convertible preference shares	$—	$(40,514)	$—	$(78,314)
Minority interest share of UGC Europe net loss	41,703	—	41,703	—
Other	879	(4,936)	1,616	(9,548)

Total	$42,582	$(45,450)	$43,319	$(87,862)

The increase from 2002 to 2003 resulted from the cessation of accrued dividends on UPC's convertible preference shares effective with its bankruptcy filing date of December 3, 2002, offset by the minority interests' share of UGC Europe's net loss from September 3, 2003 to September 30, 2003.

Share in Results of Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UAP and affiliates	$—	$—	$284,702	$(38,922)
Other	(11,203)	1,970	(4,870)	(36,856)

Total	$(11,203)	$1,970	$279,832	$(75,778)

Upon consummation of the UAP Plan, we recognized our proportionate share of UAP's gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million).

Cumulative Effect of Change in Accounting Principle

We adopted SFAS No. 142 Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as a January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion.

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

United Corporate

As of September 30, 2003, excluding restricted cash of $3.8 million, we had $77.8 million in cash on hand, of which United, Old UGC, ULA and other wholly-owned subsidiaries had $31.4 million, $9.2 million, $27.2 million and $10.0 million, respectively. As of September 30, 2003, we had negative working capital of $46.4 million, due primarily to the Liberty Notes totaling $102.7 million and the Old UGC Senior Notes of $24.6 million.

In August 2003, the Founders and Liberty entered into a share exchange agreement pursuant to which the Founders agreed to exchange an aggregate of 8,198,016 shares of Class B common stock (representing all of the outstanding shares of our Class B common stock) for securities of Liberty and cash. Upon completion of this exchange, Liberty will own greater than 90.0% of the combined voting power of our common stock. Upon closing of this transaction, the maturity of the Liberty Notes will be extended from January and February 2004 until January 2009.

On November 12, 2003, we announced revised terms to our offer (originally commenced on October 6, 2003), through a wholly-owned subsidiary, to exchange our Class A common stock for the 16.6 million outstanding shares of UGC Europe common stock not owned by our subsidiaries or us. This exchange offer is conditioned on the tender of a sufficient number of outstanding shares of UGC Europe common stock such that, upon completion of the exchange offer, we will own at least 90% of the outstanding shares of UGC Europe common stock on a fully diluted basis. If the exchange offer is successful, we will then effect a "short-form" merger with UGC Europe. As provided by Delaware law, this short-form merger may be effected without the approval or participation of UGC Europe's board of directors or the remaining holders of UGC Europe's common stock. We will effect the short-form merger as soon as practicable after we complete this exchange offer, unless we are prevented from doing so by a court or other legal requirement. In the short-form merger each share of UGC Europe common stock not tendered in the exchange offer would be converted into the right to receive the same consideration offered in the exchange offer. The exchange offer is conditioned upon satisfaction of various conditions, some of which we may waive.

In connection with the exchange offer, Liberty has the option (but not the obligation) to acquire up to a number of shares of our Class A common stock to enable it to hold 55.0% of the total number of shares outstanding following the exchange offer and merger (assuming for purposes of that calculation that Liberty had acquired 8,198,016 shares of our Class B common stock pursuant to the transaction with the Founders, or, if greater, a number of shares, the purchase price for which would retire the Liberty Notes, but not exceeding the number of shares that would enable Liberty to hold more than 60.0% of our total outstanding shares, taking into account the shares to be acquired in the transaction with the Founders). The purchase price of the shares will be the arithmetic average of the volume weighted average prices for UGC Europe common stock for each of the three full trading days ending on the trading day immediately prior to the publication of notice of the acceptance of shares in the exchange offer, divided by 10.3, the exchange ratio. If Liberty exercises its pre-emptive right, the purchase price will be paid first by cancellation of the Liberty Notes and second by cash.

The Old UGC Senior Notes began to accrue interest on a cash-pay basis on February 15, 2003, with the first payment due August 15, 2003. Old UGC did not make this interest payment. Because this failure to pay continued for a period of more than 30 days, an event of default exists under the terms of the Old UGC Senior Notes indenture. Old UGC, which principally owns our interest in Latin America and Australia, has reached an agreement in principle with certain of its creditors, including us and IDT United, (in which we have a 93.7% fully diluted interest and a 33.3% common equity interest), on the economic terms to restructure the Old UGC Senior Notes, and expects to formalize a restructuring proposal in the near future. The outstanding principal balance of the Old UGC Senior Notes is $1.262 billion. We, IDT United and third parties hold $638.0 million, $599.2 million and $24.6 million, respectively, of the Old UGC Senior Notes. We expect that the proposal, if implemented, would result in the acquisition by Old UGC of the Old UGC Senior Notes held by us and IDT United for Old UGC common stock. Subject to consummation of such acquisition, we expect to acquire the third-party interests in IDT United, in which case Old UGC would continue to be wholly owned by us.

If these transactions close as contemplated, we believe our working capital will be sufficient to fund our corporate operations for the next year.

UGC Europe

As of September 30, 2003, excluding restricted cash of $33.1 million, UPC had $206.5 million in cash on hand. We believe that UGC Europe's existing cash balance, working capital, cash flow from operations and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the next year. However, should the operating results fall short of management's expectations, revisions to UGC Europe's bank facility or additional debt or equity may be necessary. Such debt or equity may not be able to be obtained in a timely manner or on acceptable terms. Capital expenditures for upgrades and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction. We continue to focus on increasing penetration of new services in our existing upgraded footprint and efficient deployment of capital on a limited basis, aimed at causing product deployment to result in positive net present values. In addition to the network infrastructure and related equipment and capital resources described above, development of newer businesses such as chello broadband, Priority Telecom, our digital distribution platform and DTH, including expansion into Central Europe, requires capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, and related support systems and equipment. Customer premise equipment ("CPE") costs have decreased in 2003 and are expected to decrease further based on current prices, which are negotiated centrally, and continue to decrease as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval. We are limiting additional network investment primarily to that needed to cover maintenance and costs necessary to support expansion of services. We expect our existing network to largely cope with the anticipated increase in traffic. In addition, we plan to limit new build expenditures primarily to these areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced, although in certain areas of Eastern Europe, we are upgrading our network to launch voice and Internet services.

Statements of Cash Flows

We had cash and cash equivalents of $312.8 million as of September 30, 2003, a decrease of $97.4 million from $410.2 million as of December 31, 2002. We had cash and cash equivalents of $425.1 million as of September 30, 2002, a decrease of $495.0 million from $920.1 million as of December 31, 2001.

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Net cash flows from operating activities	$273,441	$(306,432)
Net cash flows from investing activities	(209,329)	(198,627)
Net cash flows from financing activities	(177,035)	(20,062)
Effects of exchange rates on cash	15,515	30,098

Decrease in cash and cash equivalents	(97,408)	(495,023)
Cash and cash equivalents, beginning of period	410,185	920,140

Cash and cash equivalents, end of period	$312,777	$425,117

Nine months ended September 30, 2003

Principal sources of cash during the nine months ended September 30, 2003 included $44.1 million of net proceeds from the sale of short-term liquid investments, $43.2 million from the sale of our indirect interest in our Mexican affiliate, a $15.5 million positive exchange rate effect on cash, $14.4 million of restricted cash released, $273.4 million from operating activities and $15.6 million from other investing and financing activities.

Principal uses of cash during the nine months ended September 30, 2003 included $227.7 million of capital expenditures, $67.8 million from the purchase and settlement of interest rate swaps, $187.2 million for the repayment of debt and $20.9 million for investments in affiliates.

Nine Months Ended September 30, 2002

Principal sources of cash during the nine months ended September 30, 2002 included $200.0 million from the issuance of our common stock, $102.7 million of loan proceeds from a note payable to Liberty, $38.4 million of restricted cash released, $30.1 million positive exchange rate effect on cash, $9.2 million of proceeds from short-term and long-term borrowings and $22.1 million from other investing and financing activities.

Principal uses of cash during the nine months ended September 30, 2002 included $231.6 million for the purchase of Liberty's interest in IDT United, $234.1 million of capital expenditures, $82.1 million for the repayment of debt, $3.9 million of net purchases of short-term liquid investments, $21.1 million for the acquisition of the remaining 30.0% minority interest in AST Romania, $18.3 million for deferred financing costs and $306.4 million for operating activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We invest our cash in liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the United States). Additionally, we hold certain investments in marketable debt and equity securities that are subject to stock price fluctuations.

Credit Risk

We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodic financial analysis is made of a group of vendors that provide material proprietary services or products. As of September 30, 2003, we believe our portfolio of these vendors as a whole meets our internal criteria for acceptability.

Equity Prices

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of stockholders' equity (deficit) until such time as the stock is sold, at which time the realized gain (loss) is reflected in the statement of operations. Investments in publicly traded securities at September 30, 2003 included the following:

	Number of Shares	Fair Value September 30, 2003
		(In thousands)
PrimaCom	4,948,039	$5,778
SBS	6,000,000	$149,400
Sorrento	1,561,081	$5,889

Impact of Foreign Currency Rate Changes

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders' equity (deficit). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Certain items such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company's functional currency, which results in foreign exchange gains and losses recorded in the consolidated statement of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The functional currency of

UGC Europe and VTR is the euro and Chilean peso, respectively. The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate		Three Month Average Rate		Nine Month Average Rate
	Euro	Chilean Peso	Euro	Chilean Peso	Euro	Chilean Peso
September 30, 2003	0.8564	660.97	0.8874	693.23	0.8969	712.15
September 30, 2002	1.0155	748.73	1.0168	708.26	1.0716	679.48
% Strengthening (Devaluation) 2002 to 2003	15.7%	11.7%	12.7%	2.1%	16.3%	(4.8%	)

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Foreign currency translation adjustments	$(37,852)	$(436,368)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
UGC Europe:
Revenue	$413,838	$335,239	$1,208,197	$969,470

Adjusted EBITDA	$155,157	$76,787	$406,046	$187,017

Revenue based on prior year exchange rates (1)	$361,172		$1,013,181

Adjusted EBITDA based on prior year exchange rates (1)	$135,407		$339,862

Revenue impact (2)	$52,666		$195,016

Adjusted EBITDA impact (2)	$19,750		$66,184

VTR:
Revenue	$58,608	$47,168	$161,667	$136,815

Adjusted EBITDA	$18,929	$11,372	$47,884	$29,828

Revenue based on prior year exchange rates (1)	$57,365		$169,436

Adjusted EBITDA based on prior year exchange rates (1)	$18,510		$50,018

Revenue impact (2)	$1,243		$(7,769)

Adjusted EBITDA impact (2)	$419		$(2,134)

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

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
U.S. dollar denominated facilities:
UPC 10.875% dollar senior notes due 2009 (1)	$—	$520,484
UPC 12.5% dollar senior discount notes due 2009 (1)	—	408,565
UPC 10.875% dollar senior notes due 2007 (1)	—	113,766
UPC 11.25% dollar senior notes due 2009 (1)	—	113,602
UPC 13.375% dollar senior discount notes due 2009 (1)	—	254,634
UPC 11.25% dollar senior notes due 2010 (1)	—	356,573
UPC 11.5% dollar senior notes due 2010 (1)	—	145,078
UPC 13.75% dollar senior discount notes due 2010 (1)	—	487,333
UPC Distribution Bank Facility U.S. dollar tranche (1)	347,500	347,500
UPC Polska and PCI notes (1)	400,211	391,619
VTR Bank Facility (2)	123,000	144,000

Total	$870,711	$3,283,154

(1)
Functional currency of UGC Europe is euros.

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

UGC Europe had a cross currency swap related to the UPC Distribution Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. As of November 29, 2002, the swap was settled for €64.6 million, of which €12.0 million was paid as of December 31, 2002. The remaining amount of €52.6 million was paid on May 13, 2003. UGC Europe also had an interest rate swap related to the UPC Distribution Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the Euro Interbank Offer Rate ("EURIBOR") portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, and accordingly the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity (deficit). This swap expired April 15, 2003. During the first quarter of 2003, UGC Europe bought protection on the interest rate exposure on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations. In June 2003, UGC Europe entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations.

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

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency and is based on the classification of indebtedness in the accompanying unaudited condensed consolidated financial statements. Contractual maturities may differ from the information shown in the table below. Fair value of these instruments is based on recent bid prices, when available.

	September 30, 2003		Expected payment as of September 30,
	Book Value	Fair Value	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands, except interest rates)
Fixed rate Old UGC Senior Notes	$24,627	$19,702	$24,627	$—	$—	$—	$—	$—	$24,627
Average interest rate	10.75%	41.99%
Fixed rate UPC Polska Notes	$385,702	$151,177	385,702	—	—	—	—	—	385,702
Average interest rate	7.0%-14.5%	42.26%-87.54%
Variable rate UPC Distribution Bank Facility	$3,468,997	$3,468,997	172,572	481,371	753,818	753,818	977,348	330,070	3,468,997
Average interest rate	6.93%	6.93%
Fixed rate PCI notes	$14,509	$14,509	14,509	—	—	—	—	—	14,509
Average interest rate	9.88%	9.88%
Notes payable to Liberty	$102,728	$102,728	102,728	—	—	—	—	—	102,728
Average interest rate	8.00%	8.00%
VTR Bank Facility	$123,000	$123,000	13,837	36,900	56,888	15,375	—	—	123,000
Average interest rate	7.44%	7.44%
Capital lease obligations	$58,061	$58,061	3,194	3,295	3,536	3,843	4,184	40,009	58,061
Average interest rate	various	various
Other debt	$25,836	$25,836	11,052	4,779	2,422	1,246	1,213	5,124	25,836
Average interest rate	various	various

Total debt	$4,203,460	$3,964,010	$728,221	$526,345	$816,664	$774,282	$982,745	$375,203	$4,203,460

Operating leases			59,401	41,128	31,096	24,491	19,353	42,892	218,361
Other commitments			105,924	61,281	52,203	36,188	11,945	56,141	323,682

	Total commitments		165,325	102,409	83,299	60,679	31,298	99,033	542,043

	Total debt and commitments		$893,546	$628,754	$899,963	$834,961	$1,014,043	$474,236	$4,745,503

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

(b)   Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the last fiscal quarter covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of UnitedGlobalCom, Inc. was held on September 30, 2003. At the annual meeting, two matters were considered and acted upon: (i)(a) the election by the holders of Class A and Class B common stock of two directors of United and (b) the election by the holders of Class C common stock of two directors of United, all to serve until the 2006 annual meeting of stockholders and, in each case, until their successors are elected and qualified (the "Election of Directors Proposal"); and (ii) the approval of United's Equity Incentive Plan for employees, directors and consultants (the "Incentive Plan Proposal"). Following is a summary of the votes for each proposal:

Election of Directors Proposal # 1a (1)—Election of John Dick as Director

	For	Against	Abstain	Not Voted	Total
Class A	92,073,763	5,250,983	—	7,926,927	105,251,673
Class B	81,211,040	—	—	769,120	81,980,160

Total	173,284,803	5,250,983	—	8,696,047	187,231,833

Election of Directors Proposal # 1a (2)—Election of Tina Wildes as Director

	For	Against	Abstain	Not Voted	Total
Class A	88,237,203	9,087,543	—	7,926,927	105,251,673
Class B	81,211,040	—	—	769,120	81,980,160

Total	169,448,243	9,087,543	—	8,696,047	187,231,833

Election of Directors Proposal # 1b—Election of Gary Howard and David Koff as Directors

	For	Against	Abstain	Not Voted	Total
Class C	3,031,235,420	—	—	—	3,031,235,420

Total	3,031,235,420	—	—	—	3,031,235,420

Incentive Plan Proposal

	For	Against	Abstain	Not Voted	Total
Class A	16,943,255	36,205,562	121,377	51,981,479	105,251,673
Class B	81,211,040	—	—	769,120	81,980,160
Class C	3,031,235,420	—	—	—	3,031,235,420

Total	3,129,389,715	36,205,562	121,377	52,750,599	3,218,467,253

ITEM 5. OTHER INFORMATION

        Summary Operating Data

	September 30, 2003
				Video			Telephony		Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Homes Serviceable(9)	Subscribers(10)	Total RGUs(11)
Europe:
The Netherlands	2,651,500	2,596,000	2,338,700	2,315,900	47,600	—	1,601,700	159,600	2,338,700	315,100	2,838,200
Poland	1,872,800	1,872,800	336,800	980,600	—	—	—	—	336,800	23,200	1,003,800
Hungary	1,170,400	975,000	547,600	697,000	—	89,500	87,200	64,600	515,300	36,100	887,200
Austria	1,081,400	923,300	920,100	497,400	23,600	—	899,700	153,300	920,100	196,300	870,600
France	2,656,600	1,373,100	683,100	465,700	6,800	—	683,100	55,800	683,100	23,900	552,200
Norway	529,000	484,500	203,800	340,000	32,800	—	138,200	23,300	203,800	35,000	431,100
Czech Republic	913,000	681,400	243,100	295,600	—	60,700	17,700	3,000	243,100	21,500	380,800
Sweden	770,000	421,600	267,000	277,700	22,000	—	—	—	267,000	70,700	370,400
Romania	659,600	458,400	—	330,400	—	—	—	—	—	—	330,400
Slovak Republic	517,800	383,500	66,500	282,600	—	10,400	—	—	63,300	800	293,800
Belgium	530,000	154,100	154,100	130,700	—	—	—	—	154,100	26,800	157,500

Total	13,352,100	10,323,700	5,760,800	6,613,600	132,800	160,600	3,427,600	459,600	5,725,300	749,400	8,116,000

Latin America:
Chile	2,350,000	1,746,500	1,017,300	480,700	—	5,900	1,010,000	258,300	1,017,300	114,800	859,700
Brazil	650,000	463,000	463,000	9,000	6,900	—	—	—	463,000	700	16,600
Peru	140,000	66,800	30,300	12,300	—	—	—	—	30,300	2,600	14,900
Uruguay	—	—	8,300	—	—	—	—	—	8,300	500	500

Total	3,140,000	2,276,300	1,518,900	502,000	6,900	5,900	1,010,000	258,300	1,518,900	118,600	891,700

Grand Total	16,492,100	12,600,000	7,279,700	7,115,600	139,700	166,500	4,437,600	717,900	7,244,200	868,000	9,007,700

        Summary Operating Data, continued

	June 30, 2003
				Video			Telephony		Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Homes Serviceable(9)	Subscribers(10)	Total RGUs(11)
Europe:
The Netherlands	2,652,100	2,589,600	2,336,400	2,304,200	47,500	—	1,597,300	160,600	2,336,400	310,900	2,823,200
Poland	1,870,700	1,870,700	262,000	987,500	—	—	—	—	262,000	19,100	1,006,600
Hungary	1,001,100	966,500	521,500	694,200	—	85,100	84,900	64,900	461,300	33,500	877,700
Austria	1,081,400	923,300	920,100	499,400	22,200	—	899,700	150,500	920,100	191,800	863,900
France	2,656,600	1,363,300	673,200	465,500	7,100	—	673,200	56,800	673,200	23,100	552,500
Norway	529,000	483,800	199,400	338,500	32,500	—	136,300	23,400	199,400	33,400	427,800
Czech Republic	913,000	681,400	240,200	296,600	—	58,900	17,700	3,000	240,200	19,900	378,400
Sweden	770,000	421,600	265,800	276,700	19,900	—	—	—	265,800	66,100	362,700
Romania	659,600	458,400	—	330,300	—	—	—	—	—	—	330,300
Slovak Republic	517,800	382,700	21,100	284,900	—	10,200	—	—	15,600	200	295,300
Belgium	530,000	153,700	153,700	130,700	—	—	—	—	153,700	25,300	156,000

Total	13,181,300	10,295,000	5,593,400	6,608,500	129,200	154,200	3,409,100	459,200	5,527,700	723,300	8,074,400

Latin America:
Chile	2,350,000	1,732,800	1,006,100	472,200	—	6,300	999,200	245,000	1,006,100	99,100	822,600
Brazil	650,000	463,000	463,000	9,100	7,300	—	—	—	463,000	400	16,800
Peru	140,000	66,800	30,300	12,400	—	—	—	—	30,300	2,300	14,700
Uruguay	—	—	8,100	—	—	—	—	—	8,100	500	500

Total	3,140,000	2,262,600	1,507,500	493,700	7,300	6,300	999,200	245,000	1,507,500	102,300	854,600

Grand Total	16,321,300	12,557,600	7,100,900	7,102,200	136,500	160,500	4,408,300	704,200	7,035,200	825,600	8,929,000

        Summary Operating Data, continued

	September 30, 2002
				Video			Telephony		Internet
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(4)	Digital Cable Subscribers(5)	DTH Subscribers(6)	Homes Serviceable(7)	Subscribers(8)	Homes Serviceable(9)	Subscribers(10)	Total RGUs(11)
Europe:
The Netherlands	2,649,200	2,519,000	2,240,200	2,335,600	57,600	—	1,581,000	176,900	2,317,600	293,400	2,863,500
Poland	1,865,800	1,865,800	184,600	986,400	—	—	—	—	184,600	11,700	998,100
Hungary	1,001,100	952,800	481,800	674,100	—	64,600	84,900	65,100	402,800	22,200	826,000
Austria	1,081,400	923,300	920,100	497,300	14,200	—	899,700	144,800	920,100	163,000	819,300
France	2,656,600	1,340,400	647,200	459,300	8,400	—	647,200	54,300	647,200	20,000	542,000
Norway	529,000	480,900	174,400	335,400	30,500	—	129,900	20,200	174,400	27,700	413,800
Czech Republic	912,900	681,400	238,300	302,700	—	42,700	17,700	3,200	238,300	11,500	360,100
Sweden	770,000	421,600	254,200	269,900	13,600	—	—	—	254,200	55,600	339,100
Romania	659,600	458,400	—	321,600	—	—	—	—	—	—	321,600
Slovak Republic	517,800	379,100	17,300	296,700	—	8,900	—	—	—	—	305,600
Belgium	530,000	152,600	152,600	127,400	—	—	—	—	152,600	21,900	149,300

Total	13,173,400	10,175,300	5,310,700	6,606,400	124,300	116,200	3,360,400	464,500	5,291,800	627,000	7,938,400

Latin America:
Chile	2,350,000	1,691,000	951,900	454,700	—	8,100	951,900	217,900	924,000	59,100	739,800
Brazil	650,000	463,000	463,000	8,800	8,800	—	—	—	463,000	200	17,800
Peru	140,000	65,800	28,300	11,500	—	—	—	—	28,300	1,600	13,100
Uruguay	—	—	6,500	—	—	—	—	—	6,500	400	400

Total	3,140,000	2,219,800	1,449,700	475,000	8,800	8,100	951,900	217,900	1,421,800	61,300	771,100

Grand Total	16,313,400	12,395,100	6,760,400	7,081,400	133,100	124,300	4,312,300	682,400	6,713,600	688,300	8,709,500

Summary Operating Data, continued

(1)
"Homes in Service Area" are homes in our franchise areas that can potentially be served, based on census data and other market information.

(2)
"Homes Passed" are homes that can be connected to our broadband network without further extending the distribution plant.

(3)
"Two-way Homes Passed" are homes passed by our network where customers can request and receive the installation of a two-way addressable set-top computer, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.

(4)
"Analog Cable Subscriber" is comprised of MMDS customers, lifeline customers and basic analog customers which are counted on a per connection basis. Commercial contracts with hotels, hospitals, etc. are counted on an equivalent basic unit basis.

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

(10)
"Internet Subscriber" is a home or commercial unit with one or more cable modems connected to our broadband network, where a customer has requested and is receiving high-speed Internet access services.

(11)
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K filed during the quarter

Date Filed	Date of Event	Item Reported
July 9, 2003	July 7, 2003
Item 5 & 7—Announcement that on July 7, 2003, UPC Polska, Inc. filed a voluntary petition for relief under Chaper 11 of the U.S. Bankrupcy Code and filed a pre-negotiated plan of reorganization on July 8, 2003 with the U.S. Bankruptcy Court.
July 15, 2003	July 15, 2003
Item 5 & 7—Announcement that on July 15, 2003, UPC issued a press release on the Dutch Attorney General advising the Dutch Supreme Court that the appeal of the Akkoord for UPC is without merit and the Supreme Court is independent of the Dutch Attorney General but takes such advice into consideration.
July 29, 2003	July 28, 2003	Item 5 & 7—Announcement that on July 28, 2003, UPC Polska, Inc.'s proposed disclosure statement was filed with the U.S. Bankruptcy Court.
August 14, 2003	August 14, 2003	Item 7 & 12—Announcement that United issued a press release on its operating and financial results for the second quarter ended June 30, 2003.
August 19, 2003	August 19, 2003	Item 5 & 7—Announcement that Liberty Media Corporation and United executed a share exchange agreement pursuant to which Liberty will purchase all of United's Class B Common Stock.
August 22, 2003	August 19, 2003	Item 5 & 7—Amended report announcing the incorporation by reference of Liberty and United's share exchange agreement.
August 27, 2003	August 26, 2003	Item 5 & 7—Announcement that the Dutch Supreme Court rejected the appeal of the ratification of the Akkoord.
September 3, 2003	September 3, 2003	Item 5 & 7—Announcement that UGC Europe successfully completed the restructuring and satisfied all conditions of the Plan of Reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnitedGlobalCom, Inc.
Date: November 14, 2003	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Chief Financial Officer
Date: November 14, 2003	By:	/s/ VALERIE L. COVER Valerie L. Cover Vice President, Controller and Chief Accounting Officer