Form 10-K
period 2003-12-31
UNITEDGLOBALCOM INC
filed 2004-03-15
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FISCAL YEAR ENDED DECEMBER 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from to                    to

Commission File No. 000-496-58

UnitedGlobalCom, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	84-1602895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4643 South Ulster Street, Suite 1300
Denver, CO 80237
(Address of principle executive offices)

Registrant's telephone number, including area code: (303) 770-4001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $507.7 million.

The registrant's outstanding common stock as of March 12, 2004 consisted of:

        Class A common stock – 387,666,548 shares of a total authorized of 1,000,000,000
        Class B common stock –  10,493,461 shares of a total authorized of 1,000,000,000
        Class C common stock – 385,828,203 shares of a total authorized of   400,000,000

PART I

ITEM 1. BUSINESS

(a) General Development of Business

We are the largest international broadband communications provider of video, voice and Internet services with operations in 15 countries outside the United States. Our networks reach approximately 12.7 million homes and serve approximately 7.5 million video subscribers, 733,000 voice subscribers and 924,200 Internet access subscribers. UGC Europe, Inc. (together with its subsidiaries "UGC Europe"), our largest consolidated operation, is a leading pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. UGC Europe's operations are currently organized into two principal divisions – UPC Broadband and chellomedia. UPC Broadband delivers video, high-speed Internet access and telephone services to residential customers. chellomedia provides broadband Internet and interactive digital products and services, produces and markets thematic channels, operates our digital media center and operates a competitive local exchange carrier ("CLEC") business providing telephone and data network solutions to the business market under the brand name Priority Telecom. Our primary Latin American operation, VTR GlobalCom S.A., ("VTR") is Chile's largest multi-channel television and high-speed Internet access provider in terms of homes passed and number of subscribers, and Chile's second largest provider of residential telephone services, in terms of lines in service. We also have an approximate 19% interest in SBS Broadcasting S.A. ("SBS"), a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd. ("Austar United"), a leading pay-TV provider in Australia.

UnitedGlobalCom, Inc. (together with its subsidiaries the "Company", "UGC", "we", "us", "our" or similar terms) was formed in February 2001 as part of a series of planned transactions with Old UGC, Inc. ("Old UGC", formerly known as UGC Holdings, Inc., now our wholly owned subsidiary) and Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty"), which restructured and recapitalized our business. Old UGC has operated international broadband communications companies since 1989.

Recent Organizational and Financial Developments

United Pan-Europe Communications N.V. Reorganization

In September 2003, as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law, UGC Europe acquired all of the stock of, and became the successor issuer to, UPC. Prior to UPC's reorganization, we were the majority stockholder and largest single creditor of UPC. We became the holder of approximately 67% of UGC Europe's common stock in consideration for the equity and debt of UPC that we owned prior to UPC's reorganization.

UGC Europe Exchange Offer and Merger

On December 18, 2003, we completed an exchange offer pursuant to which we offered to exchange 10.3 shares of our Class A common stock for each outstanding share of UGC Europe common stock not owned by us. On December 19, 2003, we effected a short-form merger between UGC Europe and one of our subsidiaries on the same terms offered in the exchange offer. We issued approximately 172.2 million shares of our Class A common stock to third parties in connection with the exchange offer and merger. We now own all of the outstanding equity securities of UGC Europe.

Liberty Acquisition of Controlling Interest

On January 5, 2004, Liberty acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of Liberty and cash (the "Founders Transaction"). Upon the completion of this exchange and subsequent acquisitions of our stock, Liberty owns approximately 55% of our common stock, representing approximately 92% of the voting power. Beginning with the next annual meeting of our stockholders, the holders of our Class A, Class B and Class C common stock will vote together as a single class in the election of our directors. Liberty now has the ability to elect our entire board of directors and otherwise to generally control us. The closing of the Founders Transaction resulted in a change of control of us.

Upon closing of the Founders Transaction, our existing standstill agreement with Liberty terminated, except for provisions of that agreement granting Liberty preemptive rights to acquire shares of our Class A common stock. These preemptive rights will survive indefinitely, as modified by an agreement dated November 12, 2003, between Liberty and us. The former standstill agreement restricted the amount of our stock that Liberty could acquire and restricted the way Liberty could vote our stock. On January 5, 2004,

Liberty entered into a new standstill agreement with us that generally limits Liberty's ownership of our common stock to 90% or less, unless Liberty makes an offer or effects another transaction to acquire all of our common stock. Except in the case of a short-form merger in which our stockholders are entitled to statutory appraisal rights, such offer or transaction must be at a price at or above a fair value of our shares determined through an appraisal process if a majority of our independent directors has voted against approval or acceptance of such transaction.

Rights Offering

We distributed to our stockholders of record on January 21, 2004, transferable subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The rights offering, which expired on February 12, 2004, was fully subscribed, resulting in gross proceeds to us of approximately $1.0 billion. We issued approximately 83.0 million shares of our Class A common stock, 2.3 million shares of our Class B common stock and 84.9 million shares of our Class C common stock in the rights offering.

Noos Transaction

On March 15, 2004, we signed a share purchase agreement with SUEZ, a French utility group, to acquire France's largest cable operator, Noos. The price of the transaction values the enterprise at approximately 7.25 times its annualized 2004 EBITDA at closing, capped at a maximum price of €660.0 million. SUEZ will acquire a 20% interest in our combined French operations. The transaction is subject to regulatory approval.

(b) Financial Information About Industry Segments

Financial information about industry segments appears in our financial statements included in Item 8 – Financial Statements and Supplementary Data.

(c) Narrative Description of Business

Broadband Services

We offer a variety of services over our cable networks, including analog video, digital video, high-speed Internet access and telephone services. Available service offerings depend on the bandwidth capacity of our cable networks. As bandwidth increases, the information-carrying capacity of the system increases. When we upgrade our network, we replace parts of the coaxial cable with fiber optic lines and upgrade the remaining coaxial cable to provide for two-way transmission and increase transmission speed and bandwidth. This upgrading allows signals to be sent to and from the subscriber's home, enabling us to provide enhanced video, telephone, and Internet access services. As of December 31, 2003, approximately 59% of our network is capable of handling two-way communications.

We plan to continue increasing our growth in average revenue per subscriber, commonly known as "ARPU", through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time (subject to a notice period that varies by country and other contractual restrictions). Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

Analog Video Services

We offer a full range of analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our analog video service offerings vary by country, but generally include the following:

  •
  Basic programming. Our basic cable service typically consists of between 10-30 channels of programming (with the exception of Chile, where over 50 channels of basic programming are provided). This service generally consists of programming provided by national television networks, local broadcast television stations, locally originated programming, including governmental and public access, and limited satellite-delivered programming. In some countries we have a lifeline service, representing the lowest regulated tier of video services, with only a few channels.

  •
  Expanded basic programming. Our expanded basic cable service, which may vary in size depending on the system's channel capacity, generally includes from 5 to 15 satellite-delivered or non-broadcast channels in addition to the basic channel line-up.

Some of our subscribers in Eastern Europe and Chile receive our video services broadcast directly to the home via geosynchronous satellites, commonly known as "DTH".

Digital Cable Services

Digital compression technology enables us to substantially increase the number of channels our cable systems can carry, thereby providing a significant number of additional programming choices to our subscribers, such as near video-on-demand and video-on-demand, commonly known as "NVOD" and "VOD", interactive television and customizable programming guides. At the home, a set-top video terminal, often referred to as a "digital set-top box," converts the digital signal into analog signals that can be viewed on a television set. Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital set-top boxes selected by the subscriber. Our digital service offerings vary by country, but generally include:

  •
  Basic services. Our digital basic package generally includes over 50 channels of programming in various genres.
  •
  Premium services. Our premium services generally offer, without commercial interruption, movies, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and number of premium channels selected by the subscriber.
  •
  Pay-per-view programming. Our pay-per-view service permits our subscribers to order, for a separate fee, movies and special event programs, such as professional sports and concerts on an unedited, commercial-free basis.

High-Speed Internet Services

We offer Internet services in ten countries in Europe and four in Latin America. Residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional modems. Our product offerings, (branded chello in Europe and Banda Ancha in Chile), include several tiers of always on, unlimited-use services, from 64 Kbps of access speed to 5 Mbps (high). Pricing for each different tier of service is determined by speed, data limits and other features.

Telephone Services

We offer telephone services in six countries in Europe and Chile. In addition to basic dial tone service, we offer a full complement of services to subscribers including caller identification, call waiting, call forwarding, call blocking, speed dial, distinctive ringing, three-way calling, voice mail and second lines.

Operating Data

The following tables present certain subscriber data for systems we control and consolidate the results of operations in our financial statements:

	December 31, 2003
					Video			Internet		Telephone
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Customer Relationships(4)	Analog Cable Subscribers(5)	DTH Subscribers(6)	Digital Cable Subscribers(7)	Homes Serviceable(8)	Subscribers(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,651,300	2,603,000	2,372,500	2,403,000	2,313,200	–	50,400	2,372,500	324,300	1,605,900	158,600	2,846,500
Austria	1,081,400	923,300	920,100	567,300	497,300	–	24,700	920,100	205,800	899,700	153,900	881,700
France	2,656,600	1,384,600	695,000	500,100	467,100	–	6,500	695,000	26,200	695,000	58,400	558,200
Norway	529,000	484,400	221,700	340,600	340,600	–	33,300	221,700	37,000	141,700	23,600	434,500
Sweden	770,000	421,600	271,300	281,700	281,700	–	24,300	271,300	68,600	–	–	374,600
Belgium	530,000	154,200	154,200	144,200	131,800	–	–	154,200	27,400	–	–	159,200

Total Western Europe	8,218,300	5,971,100	4,634,800	4,236,900	4,031,700	–	139,200	4,634,800	689,300	3,342,300	394,500	5,254,700

Poland	1,875,300	1,875,300	400,900	988,900	988,900	–	–	400,900	32,600	–	–	1,021,500
Hungary	1,170,400	986,100	600,600	851,600	708,200	103,000	–	568,400	41,300	87,200	64,800	917,300
Czech Republic	913,000	720,900	287,500	386,400	299,900	76,700	–	287,500	25,400	17,700	2,400	404,400
Romania	659,600	458,400	–	333,300	333,300	–	–	–	–	–	–	333,300
Slovak Republic	517,800	399,800	80,200	296,300	283,800	12,100	–	76,100	2,500	–	–	298,400

Total Central and Eastern Europe	5,136,100	4,440,500	1,369,200	2,856,500	2,614,100	191,800	–	1,332,900	101,800	104,900	67,200	2,974,900

Total Europe	13,354,400	10,411,600	6,004,000	7,093,400	6,645,800	191,800	139,200	5,967,700	791,100	3,447,200	461,700	8,229,600

Latin America:
Chile	2,350,000	1,752,100	1,030,700	596,100	488,000	5,500	–	1,030,700	129,200	1,020,600	271,300	894,000
Brazil	650,000	463,000	463,000	16,200	9,000	–	6,500	463,000	700	–	–	16,200
Peru	140,000	66,800	30,300	13,600	12,300	–	–	30,300	2,700	–	–	15,000
Uruguay	–	–	8,000	500	–	–	–	8,000	500	–	–	500

Total Latin America	3,140,000	2,281,900	1,532,000	626,400	509,300	5,500	6,500	1,532,000	133,100	1,020,600	271,300	925,700

Grand Total	16,494,400	12,693,500	7,536,000	7,719,800	7,155,100	197,300	145,700	7,499,700	924,200	4,467,800	733,000	9,155,300

	December 31, 2002
				Video			Internet		Telephone
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Analog Cable Subscribers(5)	DTH Subscribers(6)	Digital Cable Subscribers(7)	Homes Serviceable(8)	Subscribers(9)	Homes Serviceable(10)	Subscribers(11)	Total RGUs(12)
Europe:
The Netherlands	2,650,700	2,580,300	2,332,000	2,332,600	–	52,200	2,332,000	303,600	1,587,900	170,000	2,858,400
Austria	1,081,400	923,300	920,100	502,200	–	18,700	920,100	177,600	899,700	148,600	847,100
France	2,656,600	1,350,200	661,600	459,800	–	8,300	661,600	20,400	661,600	54,200	542,700
Norway	529,000	481,700	190,700	336,400	–	32,200	190,700	31,200	132,400	21,800	421,600
Sweden	770,000	421,600	257,400	273,000	–	14,900	257,400	61,700	–	–	349,600
Belgium	530,000	153,500	153,500	130,500	–	–	153,500	24,100	–	–	154,600

Total Western Europe	8,217,700	5,910,600	4,515,300	4,034,500	–	126,300	4,515,300	618,600	3,281,600	394,600	5,174,000

Poland	1,869,000	1,869,000	190,800	994,900	–	–	190,800	13,900	–	–	1,008,800
Hungary	1,001,100	952,800	481,800	686,900	79,100	–	420,200	28,200	84,900	65,100	859,300
Czech Republic	913,000	678,100	238,300	295,400	52,000	–	238,300	15,300	17,700	3,100	365,800
Romania	659,600	458,400	–	324,100	–	–	–	–	–	–	324,100
Slovak Republic	517,800	381,000	17,300	297,400	9,900	–	–	–	–	–	307,300

Total Central and Eastern Europe	4,960,500	4,339,300	928,200	2,598,700	141,000	–	849,300	57,400	102,600	68,200	2,865,300

Total Europe	13,178,200	10,249,900	5,443,500	6,633,200	141,000	126,300	5,364,600	676,000	3,384,200	462,800	8,039,300

Latin America:
Chile	2,350,000	1,692,200	971,200	462,600	6,900	–	958,100	70,300	971,200	228,100	767,900
Brazil	650,000	463,000	463,000	8,800	–	8,900	463,000	300	–	–	18,000
Peru	140,000	66,600	29,100	11,600	–	–	29,100	1,800	–	–	13,400
Uruguay	–	–	6,300	–	–	–	6,300	500	–	–	500

Total Latin America	3,140,000	2,221,800	1,469,600	483,000	6,900	8,900	1,456,500	72,900	971,200	228,100	799,800

Grand Total	16,318,200	12,471,700	6,913,100	7,116,200	147,900	135,200	6,821,100	748,900	4,355,400	690,900	8,839,100

(1)
"Homes in Service Area" are homes in our franchise areas that can potentially be served, based on census data and other market information.
(2)
"Homes Passed" are homes that can be connected to our broadband network without further extending the distribution plant.
(3)
"Two-way Homes Passed" are homes passed by our network where customers can request and receive the installation of a two-way addressable set-top computer, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video, telephone and Internet services.
(4)
"Customer Relationships" are the number of customers who receive at least one level of service (video/telephone/Internet) without regard to which service(s) they subscribe.
(5)
"Analog Cable Subscriber" is comprised of basic analog customers and lifeline customers that are counted on a per connection basis. Commercial contracts such as hotels and hospitals are counted on an equivalent bulk unit ("EBU") basis. EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.
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
(8)
"Internet Homes Serviceable" are homes that can be connected to our broadband network where customers can request and receive Internet access services.
(9)
"Internet Subscriber" is a home or commercial unit with one or more cable modems connected to our broadband network, where a customer has requested and is receiving high-speed Internet access services.
(10)
"Telephone Homes Serviceable" are homes that can be connected to our broadband network (or twisted pair network in Hungary), where customers can request and receive voice services.
(11)
"Telephone Subscriber" is a home or commercial unit connected to our broadband network (or twisted pair network in Hungary), where a customer has requested and is receiving voice services.
(12)
"Revenue Generating Unit" ("RGU") is separately an Analog Cable Subscriber, DTH Subscriber, Digital Cable Subscriber, Internet Subscriber or Telephone Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our analog cable service, digital cable service, telephone service and high-speed Internet access service, the customer would constitute four RGUs. "Total RGUs" is the sum of Analog, DTH, Digital Cable, Internet and Telephone Subscribers.

Broadband Services by Country

The Netherlands

We operate the largest cable network in The Netherlands in terms of number of subscribers. We provide services to over 30% of Dutch households. Our subscribers are located in six regional clusters, including the major cities of Amsterdam and Rotterdam. Our network is approximately 91% upgraded to two-way capability, with approximately 94% of our cable subscribers served by a system with a bandwidth of at least 860 MHz.

We offer analog television services to approximately 91% of the households in our footprint. We launched digital cable service in 1999, and approximately 82% of our homes passed are capable of receiving digital television. We offer our digital cable subscribers a basic package of 58 channels with an option for 15 additional general entertainment, movie, sports, music and ethnic channels or packages and an electronic program guide. Our digital cable service offers NVOD services, interactive services and is capable of emailing via the television to 57% of our homes passed.

We offer five tiers of high-speed Internet access service under the brand name chello, with download speeds ranging from 128 Kbps to 4.6 Mbps. chello starter, chello entry, chello light, chello classic and chello plus offer download speeds of 128 Kbps, 400 Kbps, 1.0 Mbps, 2.6 Mbps and 4.6 Mbps, respectively.

We launched telephone services in 1998, and are capable of providing multi-feature services to approximately 62% of the homes in our networks. We offer several extra telephone features such as voice mail and wake up service. During 2004, we plan to begin offering telephone services to our two-way upgraded homes by applying IP-based technology.

In September 2003, we began offering incentives to customers who subscribe to more than one service other than the basic analog subscription. Bundles consist of two or more combinations of our three main services—digital cable, high-speed Internet access and telephone service, and their variants. During 2004, we plan to offer a variety of up to ten bundles. The incentives we provide to our subscribers vary from a monthly recurring discount to 30 free call minutes or a free NVOD movie.

In 2004, we launched self-install for all of our Internet access services which allows subscribers to install themselves and save money on the installation fee. We also plan to launch self-install for our digital cable and telephone services during 2004. Currently 50% of our new chello Internet access subscribers have chosen to self-install their new service.

Austria

We own and operate the largest cable television system in Austria in terms of number of homes passed and number of subscribers. Our subscribers are located in regional clusters encompassing the capital city of Vienna, two other regional capitals and two smaller cities. Each of the respective cities in which we operate owns, directly or indirectly, 5% of our operating company. Our network in Austria is over 99% upgraded to two-way capability, with 97% of our cable subscribers served by a system with a bandwidth capacity of at least 750 MHz. Our system that serves Vienna operates one of the largest clusters of cable systems in Europe in terms of subscribers served from a single headend.

We provide a single offering for analog TV that consists of 34 channels, mostly in the German language. We initially launched an expanded basic tier of analog TV and a pay-per-view service in 1997. This was replaced in the second half of 2001 when we launched digital video services in Austria. Our digital platform is one of the most sophisticated in Europe, offering more than 100 regular and premium TV channels, plus NVOD, interactive services, e-mail functionality and an electronic program guide. Later in 2004 we plan to offer subscription video-on-demand, or "SVOD", and true-video-on-demand, commonly known as "TVOD". Our premium content includes first run movies, as well as specific ethnic offerings, for example Serb and Turkish channels.

High-speed Internet access services were launched in 1997 and we currently offer five tiers of service to subscribers under the chello brand, in all the cities in our footprint. Download speeds for these tiers range from 256 Kbps to 2 Mbps. Most of our Internet access subscribers use services with a transfer speed of 1.024 Mbps download and 128 Kbps upload, branded chello classic. We started to diversify our Internet access services by launching chello plus (premium tier with 1.536 Mbps download speed) in Q2 2001 and launched chello light (lower tier) in late 2003. We also provide a chello professional product to small office/home office, or "SOHO", subscribers and a chello student product to university students. Approximately 32% of our cable subscribers also receive Internet access service, representing approximately 90% of our Internet access subscribers in Austria.

Telephone services were launched in 1998 and we are technically capable of providing multi-feature telephone lines to the vast majority of our residential subscribers. We offer basic dial tone service as well as several value-added services, including voice mail, caller ID, speed dial, wake-up service, call waiting, call forwarding, local bill detail, access control service, and unlisted number, some of which are provided as part of the normal monthly line rental charge. We primarily provide service to residential customers who require one or two telephone lines. We also have cooperation with the third largest mobile phone operator in Austria to offer a bundled product of fixed line and mobile telephone services under the brand "Take Two". More than 100,000 of our customers subscribe to this product.

In 2001 we introduced bundled services and have focused on selling product bundles rather than individual services since then. Currently we have a ratio of approximately 1.5 services per subscriber. Our product offering, market communication and sales structure are based on promoting product bundles.

France

We are one of the largest cable television providers in France in terms of homes passed and number of subscribers. Our major operations are located in suburban Paris, the Marne la Vallee area east of Paris and Lyon, with our other operations spread throughout France. Our network is approximately 50% upgraded to two-way capability, with 83% of our cable subscribers served by a system with a bandwidth capacity of at least 750 MHz. In 2003 we launched a new digital TV platform throughout 90% of our homes passed. This platform offers two basic packages—63 channels and 78 channels (including set-top-box rental). Programming includes series, general entertainment, youth, sports, news, documentary, music, lifestyle and foreign channels. With the expanded basic tier, we provide three movie premium packs, a pay-per-view service, two "a la carte" channels and several Canal+ channels. We intend to migrate most of our analog subscribers to this new digital tier. Approximately 29% of our analog cable subscribers subscribe to a bundled service (telephone and/or Internet).

High-speed Internet access service is available to 53% of our homes passed on two tiers, with an additional two tiers planned for launch. We launched a chello light service in June 2003, with download speeds at 128 Kbps. We increased the speed of our chello classic service from 512 Kbps to 768 Kbps in November 2003, and plan to increase the speed to 1 Mbps in mid 2004. Approximately 75% of all our Internet subscribers also subscribe to another service (video and/or telephone).

We launched telephony services to selected areas of our network in 1998. We are capable of providing multi-feature telephone service to 50% of our homes passed. Local number portability was introduced in 2003, which allows subscribers to change to our network and retain their current telephone number. Approximately 63% of our telephone customers subscribe to a bundled service (video and/or Internet).

Norway

We are Norway's second largest cable television operator in terms of number of subscribers. Our main network is located in Oslo and our other systems are located primarily in the southeast and along the southwestern coast. Our network in Norway is approximately 46% upgraded to two-way capability, with 30% of our cable subscribers served by a system with a bandwidth capacity of at least 860 MHz. Digital TV services were launched in 2001 and 37% of our network is digital TV ready.

Our basic analog cable package is the plus-package with 23 channels in various genres. In addition to the plus-package, customers can subscribe to pairs of channels from the upper level tier. Our highest analog tier, the total-package, includes the plus-package and 12 additional channels. All analog customers can also subscribe to different movie, sports, entertainment and ethnic channels. Approximately 60% of our customer base consists of multi-dwelling units ("MDUs"), with a discounted pricing structure. On March 1, 2004, we launched a new lower-tier analog cable package with 15 channels.

Our basic digital TV package consists of 27 channels. The upper level package is our total-DTV package, with an additional 23 channels. Basic DTV customers can subscribe to pairs of channels from the Total-DTV package for an additional fee. DTV customers can choose different movie, sports, entertainment and ethnic channels from an a la carte menu by paying per channel.

We were the first company in Norway to launch high-speed Internet access in 1999. Currently we offer our customers three different tiers: chello light (256 Kbps/64 Kbps download/upload speed); chello classic (768 Kbps/128 Kbps); and chello plus (1.024 Mbps/256 Kbps). chello light was launched in 2003 and is currently the cheapest Internet access subscription fee in Norway. In 2004 we plan to increase the number of available tiers to five in 2004, with download speeds ranging from 128 Kbps to 4 Mbps.

We launched telephony services in our Oslo network in 1998 and we have the capability to provide feature-rich telephone services to 30% of our homes passed.

Sweden

We operate cable television and communications systems serving the greater Stockholm area. We operate on leased fiber from Stokab AB, a city controlled entity with exclusive rights to lay cable ducts for communications or broadcast services in the city of Stockholm. These lease terms vary from 10 to 25 years, and expire beginning in 2012 through 2018. The network is built according to the tree and branch concept with a bandwidth capacity of at least 550 MHz. Approximately 96% of our homes connected are upgraded to two-way capability. We provide all of our analog TV subscribers with a lifeline service consisting of four "must-carry" channels. In addition to this lifeline service, we offer analog and digital tiered services ranging from a 12 channel analog basic package up to a digital package with 59 channels. We distribute a wide variety of TV channels, including domestic, foreign, sport and premium movie/adult channels, as well as digital event channels such as seasonal sport and real life entertainment events. Approximately 38% of our connected homes subscribe to the lifeline analog TV service only. Approximately 9% of our analog TV subscribers are also digital TV subscribers.

We began offering high-speed Internet services to our cable customers under the brand name chello in 1999. Currently three tiers of high-speed Internet access service are available to residential subscribers, with download speeds of 300 Kbps to 1 Mbps. We anticipate that the top tier speed will be increased to 1.5 Mbps in 2004. Approximately 24% of our video subscribers subscribe to our Internet access service. Within the greater Stockholm area we are the second largest Internet services provider with 15% of the broadband Internet market.

Belgium

We provide cable television and communication services in certain areas of Leuven and Brussels, the capital city of Belgium. Our network is fully upgraded to two-way capability, with all of our cable subscribers served by a system with a bandwidth capacity of 860 MHz. Our basic tier television service, consisting of all Belgium terrestrial channels, regional channels and selected European channels, includes 34 channels in Brussels and 36 channels in Leuven. In both regions we offer expanded basic tier cable television services, including a "starters pack" of three channels that can be upgraded to 15 channels in Leuven and 18 channels in Brussels. The programming generally includes a selection of European and United States thematic satellite channels with a broad genre such as sports, kids, adult, nature, movies and entertainment. We also distribute three premium channels that are provided by Canal+, two in Brussels and one in Leuven.

In September 1997, we began offering broadband Internet access services under the brand name chello to our customers. The Belgium chello portfolio includes chello classic with a transfer speed of 1 Mbps download and 128 Kbps upload, chello plus and chello professional with a transfer speed of 1.5 Mbps download and 128 Kbps upload. In March 2004 we plan to implement speed increases for our data products—chello classic up to 3 Mbps download and 256 Kbps upload, chello plus up to 4 Mbps download and 384 Kbps upload and the professional product up to 5 Mbps download and 384 Kbps upload. Approximately 21% of our cable subscribers also receive Internet access service.

Poland

We own and operate the largest cable television system in Poland in terms of number of homes passed and number of subscribers. Our subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including Warsaw and Katowice. Our network is approximately 21% upgraded to two-way capability. All of the networks that we constructed have bandwidths of at least 550 MHz. New construction of our network is being built with minimum bandwidths of 860 MHz. We continue to upgrade portions of our network that have bandwidths below 550 MHz to at least 860 MHz in an effort to prepare the networks for additional channels and services and reduce the number of satellite receivers and inventory parts required in the networks. We offer cable subscribers three different packages of cable television service. Our lowest tier, the Broadcast Package, includes 6 to 12 channels. Our next highest tier, the Intermediate Package, includes approximately 20 to 22 channels. Our highest tier, the Basic Package, includes approximately 34 to 60 channels which generally includes all Polish terrestrial broadcast channels, selected European satellite programming and regional and local programming which consists of proprietary and third party channels. For an additional monthly charge we offer two premium television services, the HBO Poland service and Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels.

We offer Internet access services under the chello brand to our cable television customers in portions of our system. We are currently expanding our Internet ready network in Warsaw, Krakow, Gdansk and Katowice and are planning to begin providing Internet access services in Szczecin and Lublin in the second quarter of 2004. Nearly all of our Internet access subscribers use services with transfer speed of 512 Kbps download and 128 Kbps upload (chello classic). We started to diversify our Internet access services by launching chello plus (premium tier with 768 Kbps download speed) in late 2003 and launched chello light (lower tier) in early 2004. Approximately 5.2% of our cable subscribers also receive our Internet service.

Hungary

We operate the largest cable network in Hungary in terms of homes passed and subscribers served. We offer up to four tiers of programming services (between 4 and 60 channels) and two premium channels, depending on the technical capability of the network. Programming consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consists of proprietary and third party channels. Our network in Hungary is approximately 57.6% upgraded to two-way capability (minimum 550 MHz), with 50% of our cable subscribers served by a system with a bandwidth capacity of at least 750 MHz.

High-speed Internet access is available under the chello brand in three tiers, with download speeds of 416 Kbps, 512 Kbps and 768 Kbps. We provide Internet services to the cities of Budapest, Sopron, Miskolc, Szombathely, Salgotarján, Debrecen, Dunaujvaros, Veszprém, Várpalota, Nyiregyháza, Nagykanizsa and Szolnok covering 568,400 homes. We plan to increase the download speed of the two top tiers to 768 Kbps and 1 Mbps, respectively, in 2004.

Monor Telefon Tarsasag Rt., one of our Hungarian operating companies, offers traditional switched telephone services over a twisted copper pair network in the southeast part of Pest County. At the end of 2003, it had 64,800 telephone subscribers using 71,700 lines. It also had 542 asymmetric digital subscriber line ("ADSL") and 3,653 dial-up Internet access subscribers.

Czech Republic

We are the largest cable operator in the Czech Republic, providing video services in more than 80 cities and towns in the Czech Republic, including Prague and Brno, the two largest cities in the country. Our network in the Czech Republic is approximately 40% upgraded to two-way capability, with 40% of our cable subscribers served by a system with a bandwidth capacity of at least 750 MHz. We offer two to three tiers of programming services and two premium channel offerings. We also offer three tiers of high-speed Internet access to residential and business subscribers with download speeds of 256 Kbps to 768 Kbps. We plan to introduce two lower-speed tiers, and increase the speed of the top residential and business tier to 1 Mbps. We also provide residential telephone services to a small number of subscribers.

Romania

We are Romania's third largest cable television operator, serving 34 cities in Romania with 75% of our subscriber base in six cities: Timisoara, Cluj, Ploiesti, Focsani, Bacau and Botosani. Approximately 65% of our customers are served by a system with a bandwidth capacity of 550 MHz. We continue to upgrade our medium size systems to 550 MHz. We offer analog cable television service with 24 to 36 channels in all of our cities, which include Romania terrestrial broadcast channels, European satellite programming and regional local programming. Two extra basic packages of 6 to 10 channels each are offered in Timisoara and Ploiesti. Premium Pay TV (HBO Romania) is offered in 13 cities. We are currently test-marketing an Internet access product to a very limited amount of subscribers in one of our main systems.

Slovak Republic

We are the largest cable operator in the Slovak Republic in terms of number of homes passed and number of subscribers, including Bratislava, the capital city. Our network in the Slovak Republic is approximately 20% upgraded to two-way capability, with 23% of our cable subscribers served by a system with a bandwidth capacity of at least 750 MHz. In some areas like Bratislava, our network is 50% upgraded to two-way capability. Our Slovak systems offer two tiers of cable television service and three premium services. Our lower tier, the Lifeline Package, includes 4 to 9 channels. Our most popular tier, the Basic Package, includes 16 to 40 channels that generally offer all Slovak terrestrial, cable and local channels, selected European satellite programming and special third-party programming. For an additional monthly charge we offer three premium TV services—HBO, Private Gold (adult entertainment channel) and the UPC Komfort package consisting of six third-party channels.

In 2003, we began providing Internet access services under the brand name chello to our cable television subscribers in Bratislava. We started with chello classic in April 2003, followed by chello plus in November 2003. We expect to launch additional tiers in the near future to the residential and business markets. The vast majority (95%) of our Internet subscribers use our chello classic service with transfer speeds of 512 Kbps download and 128 Kbps upload. Our remaining customers use our chello plus service with transfer speeds of 768 Kbps download and 256 Kbps upload. Approximately 4% of our cable subscribers within our Internet serviceable area also receive Internet access service.

Chile

We are the largest provider of video services in Chile, serving Santiago, Chile's largest city, the large regional cities of Iquique, Antofagasta, Concepcion, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. Approximately 98% of our video subscribers are served via wireline cable. Our network is approximately 59% upgraded to two-way capability, with 65% of our cable subscribers served by a system with a bandwidth capacity of at least 750 MHz. We have an approximate 69% market share of cable television services throughout Chile and an approximate 51% market share within Santiago. Our channel lineup consists of 53 to 69 channels segregated into two tiers of service – a basic service with 53 to 58 channels and a premium service with 11 channels. We offer basic tier programming similar to the basic tier program lineup in the United States, plus more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to our existing premium service package is limited because our basic cable package contains similar channels. In order to better differentiate our premium service, increase the number of subscribers to premium service and increase average monthly revenue per subscriber, we anticipate gradually moving some channels out of our basic tier and into premium tiers or pay-per-view events, offering additional movies and additional adult programming on premium tiers in the future. We obtain programming from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches.

In 1999, we began offering high-speed Internet access. Currently, with a two-way network passing approximately 59% of homes passed, we offer several alternatives of always on, unlimited-use services to residences and small/home offices under the brand name Banda Ancha in 22 communities within Santiago and 12 cities outside Santiago. Subscribers can purchase a light service (64 Kbps), a moderate service (300 Kbps) or high-speed service (600 Kbps). For a moderate to heavy Internet user, our Internet service is generally less expensive than a dial-up service with its metered usage. To provide even more flexibility to the user, we also offer Banda Ancha Flex, where a low monthly flat fee includes the first 200 minutes, with metered usage above 200 minutes.

We began marketing cable telephone service to residential customers in several communities within Santiago in 1997, and today continue our wide-scale rollout of residential cable telephone service in 22 communities within Santiago and seven cities outside Santiago. Approximately 58% of the homes passed by our cable television systems are capable of using our telephone services. We are technologically capable of providing telephone service to approximately 1.0 million homes. We offer basic dial tone service as well as several value-added services, including voice mail, caller ID, speed dial, wake-up service, call waiting, call forwarding, local bill detail, access control service, unlisted number and directory assistance. We primarily provide service to residential customers who require one or two telephone lines. We also provide service to small businesses and home offices.

chellomedia and Other

chello broadband

Through agreements with UPC Broadband, chello broadband provides Internet access, on-line content, product development, aspects of customer support, local language broadband portals and marketing support for a fee, based upon a percentage of subscription and installation revenue as determined in the agreements. The agreements with UPC Broadband operating companies further provide that in the future the local operator will receive a percentage of chello broadband's ecommerce and advertising revenue.

Interactive Services

We expect the development of interactive television services will play an important role in the take up of our digital television product in Europe. Our Interactive Services Group is responsible for developing our core digital products, such as electronic program guides, television-based email, and PC / TV portals as well as other television and PC-based applications supporting various areas, including communications services and enhanced television services. We expect to offer increasing support and services built upon the core platform to enable areas such as on-screen betting, synchronous broadcast of interactive applications and games services. We have successfully completed the initial launch of our base set of interactive services in both The Netherlands and Austria.

Transactional Television

Transactional television, branded as "Arrivo", consisting of NVOD and VOD, is another component of our digital services. Our current digital product includes 42 channels of NVOD programming in The Netherlands and 56 channels of NVOD programming in Austria. Arrivo provides digital customers with a wide range of Hollywood blockbusters and other movies. Arrivo is also in the process of developing VOD services for our operating companies and other cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming, and adult programming.

Pay Television

UPCtv produces and markets its own pay television products, currently consisting of three thematic channels launched in 1999 and 2000. The channels target the following genres: extreme sports and lifestyles; women's information and entertainment; and real life documentaries. All three channels originate from our digital media center located in Amsterdam. The "DMC" is a technologically advanced production facility that services UPCtv and other clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects, then transmits the final product to various customers in numerous countries through our cable systems and DTH platforms, as well as through cable systems and DTH platforms not affiliated with us. We are also involved in branded equity ventures for the development of country specific programming, including Iberian Programming Services, Xtra Music, MTV Networks Polska and Sports I.

Priority Telecom

Priority Telecom is a facilities-based business telecommunications provider that focuses primarily on its core metropolitan markets in the Netherlands, Austria and Norway. Priority Telecom provides voice services, high-speed Internet access, private data networks and customized network services to over 7,700 business customers. Targeted mainly towards medium and large business customers and metropolitan/national telecommunications providers, Priority Telecom capitalizes on its dense metropolitan fiber network and experienced direct local sales force. Priority Telecom is a publicly traded company on Euronext Amsterdam under the symbol "PRIOR". We provide services to Priority Telecom, including equipment, local loop and other capacity leases, human resources, billing, information technology and co-location services.

Competition

Analog Video and Digital Cable Services

Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

  •
  DTH satellite service providers (systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises);
  •
  Local terrestrial television broadcast stations that provide off-air programming which can be received using an antenna and a television set;
  •
  Satellite master antenna television systems, commonly known as "SMATVs", which generally serve condominiums, apartment and office complexes and residential developments;
  •
  Multi-channel multi-point distribution systems, commonly known as "MMDS";
  •
  Other operators who build and operate wireline communications systems in the same communities that we serve;
  •
  Interactive online computer services, including Internet distribution of movies;
  •
  Newspapers, magazines and book stores;
  •
  Movie theaters;
  •
  Live concerts and sporting events; and
  •
  Video stores and home video products.

In order to compete effectively, our cable systems strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service and a greater variety of video programming. We face the most competition from DTH providers in Austria, France, Norway, Poland and Sweden. We face the most competition from digital television terrestrial broadcasters in The Netherlands and Sweden. In certain areas, including Belgium, Chile, France, Poland and Sweden, our operating companies face competition from other cable television service providers.

Internet

With respect to Internet access services and online content, we face competition from incumbent and non-incumbent telecommunications companies, other cable-based Internet service providers, non-cable-based Internet service providers and Internet portals, many of which have substantial resources. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed Internet access services using digital subscriber line ("DSL") and ADSL technology, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services to homes and businesses.

Telephone

With respect to telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services, greater resources to devote to the provision of telephone services and longstanding customer relationships. In many countries, our operating companies also face competition from other cable telephone providers, wireless telephone providers and indirect access providers.

Employees

As of December 31, 2003, we, together with our consolidated subsidiaries, had approximately 10,200 employees. Most of our operating subsidiaries are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are good.

Regulation

The distribution of telephone, Internet and content businesses is regulated to a greater or lesser degree in each of the countries in which we operate. The scope of regulation varies from country to country. Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnect obligations, access obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

European Union

Regulation of European markets is harmonized under the regulatory structure of the European Union ("EU"). EU law comes in various forms. Directives are the most relevant in UGC Europe's sector. Directives are legal instruments adopted by the European Parliament and the European Council acting together on a proposal from the European Commission or by the European Commission acting alone. Directives are addressed to the member states and require the member states to harmonize their national laws with the requirements of the directive by a specified date. That is, they are binding as to the ends to be achieved but not as to the specific means. Various directives harmonize the regulation of material aspects of UGC Europe's operations.

To ensure the compliance of member states with the requirements of the directives or other binding measures, the European Commission acts as the guardian of EU legislation. The European Commission will pro-actively monitor the compliance of the member states and will act on complaints. The European Commission formally addresses member states where legislation or practice is seen as inconsistent with EU law and ultimately, can refer a member state to the European Court of Justice to secure its compliance. In the sector in which UGC Europe operates, the European Commission produces regular reports highlighting compliance of the member states and takes enforcement action following direct complaints on their own initiative. In addition, member state courts and regulatory authorities are required by EU law to disregard inconsistent national laws and apply only EU law, although the extent to which this happens varies from country to country.

Since January 1, 1998, EU directives have set out a framework for telecommunications regulation that all EU member states must follow. Recently, the scope of harmonization was substantially extended by a series of directives and other instruments (the "New Package"), and now covers almost all of our telecommunications and broadcasting activities. The New Package consists of:

  •
  Framework Directive (2002/21/EC);
  •
  Access and Interconnection Directive (2002/19/EC);
  •
  Authorizations Directive (2002/20/EC);
  •
  Universal Service Directive (2002/22/EC); and

  •
  Spectrum Decision (766/2002/EC).

Member states were required to harmonize their laws with these new directives effective July 25, 2003.

The final element of the New Package is the directive on Privacy and Electronic Communications (2002/58/EC), adopted on June 25, 2002. Member states had to transpose this directive into national law by October 30, 2003. The EU has therefore taken steps to substantially increase the level of harmonization across the whole range of communications and broadcasting services. Currently, UPC's markets are not fully compliant with the New Package and the European Commission has commenced enforcement actions against some member states (including Belgium, France and the Netherlands) for late transposition of the New Package. In addition, in certain countries in which we operate, we are affected by contractual arrangements with state authorities that previous owners or we entered into. The impact of the New Package under these contracts is unclear.

Of the countries in which we operate, Austria, Belgium, France, The Netherlands and Sweden are all member states of the EU. As such, these countries are required to enact national legislation that implements EU directives. Although not a EU member state, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles as EU member states. The Czech Republic, Hungary, Malta, Poland and the Slovak Republic, which will join the EU in May 2004, have started adjusting their regulatory system to EU requirements. The only European market in which we operate where EU law is not in force is Romania, which is expected to join the EU member states in 2007. Although Romania is not under an obligation to apply EU rules, it is expected to follow the EU regulatory system as well. As a result, most of the European markets in which we operate have been significantly affected by regulation initiated at the EU level.

The New Package seeks, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The New Package relies on general competition laws, rather than regulation, to prevent operators from abusing their market power. For example, national regulators must conduct regular market analysis exercises taking into account markets defined by the European Commission as suitable for ex-ante regulation, in order to identify any operators in a dominant position who will need regulatory control. The New Package is focused on the regulation of electronic communications networks, which include cable networks and electronic communications services, which include nearly all aspects of our services.

Certain key elements of the New Package are set forth below, followed by a status for each of our key countries. This is not intended to be a comprehensive description of all aspects of regulation in this area.

Licensing.    Individual licenses for electronic communications services are not required for the operation of an electronic communications network or the offering of electronic communications services. A simple registration is required in these cases. Member states are limited in the obligations that they may place on someone who has so registered; the only obligations that may be imposed are specifically set out in an EU directive.

Access Issues.    A specific directive sets forth the general framework for interconnection of, and third party access to, networks, including cable networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis with each other. In addition, some specific obligations are provided for in this directive such as an obligation to distribute wide-screen television broadcasts in that format and certain requirements to provide access to conditional access systems. Other access obligations can be imposed on operators identified as having a dominant position in a particular market. These obligations are closely based on the outcomes that would present themselves under general competition law.

We might face access obligations in circumstances where, following a market review by a national regulator, we were found to be dominant in a market identified by the European Commission as suitable for ex-ante regulation. Based on previous decisions by the European Commission, these obligations are likely to focus on the distribution of programming. However, there is substantial debate around access to cable networks by unaffiliated Internet service providers. While we are unlikely to be dominant in this area due to competition from DSL networks, we are not certain whether obligations in this area will be imposed on us in the future.

"Must Carry" Requirements.    In most countries where we provide video and radio services, we are required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. In some European countries we can be required to transmit quite a large number of channels by virtue of these requirements. Until recently, there was no meaningful oversight of this issue at the EU level. This changed when the New Package came into effect. Member states are only permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations must be subject to periodic review. It is not clear what effect this new rule will have in practice but we expect it to lead to a reduction of the size of must-carry packages in some countries.

API Standards.    We may use any Application Programming Interface ("API") for our digital product offerings. However, the New Package requires member states to encourage the use of open APIs. It further requires the European Commission to conduct a review before July 24, 2004 to ascertain whether interoperability and freedom of choice have been adequately achieved with respect to digital interactive video services. If the European Commission takes a negative view towards one or more member states, it has the power to mandate a particular API. Thus, the possibility exists that we may be required to use an API in one or more European markets that we do not currently use. Such a decision may have a negative impact on our cost structure and on our speed of deployment of digital interactive video services.

Consumer Protection Issues and Pricing Restrictions.    Under the New Package, we may face various consumer protection restrictions if we are in a dominant position in a particular market. However, before the implementation of the New Package, local or national regulatory authorities in many European countries where we provide video services already imposed pricing restrictions. This is often a contractual provision rather than a regulatory requirement. Often, the relevant local or national authority must approve basic tier price increases. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices. These price restrictions are generally not applied to expanded basic tier or digital programming. It remains to be seen the extent to which the New Package will act to restrict these pre-existing requirements.

Other.    Our European operating companies must comply with both specific and general legislation concerning data protection, content provider liability and electronic commerce. These issues are broadly harmonized at the EU level. This is an area that may become more significant over time.

Austria.    In August 2003, Austria adopted a new law seeking to harmonize its laws with the New Package. We believe the new law is materially consistent with the New Package.

France.    France has yet to bring into law measures seeking to harmonize its laws with the New Package. The European Commission is pursuing infringement proceedings in this regard against France. We expect new laws will be adopted in France at some point during 2004, and there is currently a draft law under debate in the French Parliament. Some temporary rules have been adopted in an attempt to comply with the New Package before new legislation can be brought into effect. We expect the new rules to be substantially in accordance with the New Package, however the proposed "must carry" rules are more extensive than we believe the New Package permits. We are already litigating over an earlier French "must carry" law and will continue to press this issue both nationally and at the EU if necessary. France is a country where, due to previous law, there has been some control of UPC's activities principally regarding network build-out and ownership, by local authorities. Since the previous law required that these controls be given contractual expression, many of these are still in force. We are seeking to re-negotiate these contracts to end such obligations. Although we are having some success, there can be no assurance that we will be able to re-negotiate these contracts.

Hungary.    Hungary is not yet a member of the EU, but is expected to join the EU on May 1, 2004 and will harmonize their national laws with the EU norms before that date. In January 2004, Hungary adopted a new law seeking to harmonize its laws with the New Package. Based on initial analysis, UPC does not believe that the new law diverges materially from the New Package in the way in which the regulation of UPC's business is conducted in Hungary.

The Netherlands.    The Netherlands has yet to bring into law measures seeking to harmonize its laws with the New Package. The European Commission is pursuing infringement proceedings in this regard against The Netherlands. We expect new laws will be adopted in the Netherlands in 2004. In addition, in many parts of the Netherlands, we are a party to contracts with local municipalities that seek to control aspects of our Dutch business including, in some cases, pricing and package composition. The enforceability of these contracts is currently in dispute. For example, we recently prevailed in a court case against one municipality where the court ruled that it was in conflict with the Dutch Constitution for a municipality to seek to impose or enforce restrictions of this kind.

Poland.    Poland is expected to join the EU on May 1, 2004 and will harmonize its national laws with the EU norms before that date. Currently Poland's laws are not fully compliant with the New Package. For example, Polish legislation on "must carry" is imprecise, leading to the possibility that we may be required to carry more channels than is compatible with the New Package. A variety of new legislation is under discussion although we do not expect Poland to be compliant with the New Package in the near future.

European Competition Law and Other Matters

EU rules and national consumer protection and competition laws in most of our European markets impose limitations on the pricing and marketing of integrated packages of services, such as video, telephone and Internet access services. These limitations are common in developed market economies and are designed to protect consumers and ensure a fair competitive market. While we may offer our services in integrated packages, we are generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephone, that a subscriber might not otherwise take. In addition, in areas where our power is greater, we must not abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization between our business lines that would have this effect would be prohibited. As we become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, it is likely that competition and consumer protection laws would have a greater impact on our European business and growth. The competition law of the EU and individual countries may lead regulatory authorities to prevent or permit certain acquisitions, dispositions or business relationships subject to certain conditions.

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

The General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunications infrastructure without exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international, local and long distance telecommunications services. Regulatory authorities currently determine prices for local services until the market is determined to be competitive. The maximum rate structure is determined every five years. The current rate structure is scheduled to expire in May 2004. Local service providers with concessions are obligated to provide service to all concessionaires who are willing to pay for an extension to get service. Local providers must also give long distance service providers equal access to their network connections.

(d) Financial Information About Geographic Areas

Financial information about geographic areas appears in our financial statements included in Item 8 – Financial Statements and Supplementary Data.

(e) Available Information

We, as a reporting company, are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Also, our code of business conduct and code of ethics is available on our website and amendments to and waivers from the code of ethics will be disclosed through our website. The address of our website is http://www.unitedglobal.com.

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

ITEM 3. LEGAL PROCEEDINGS

The following is a description of certain legal proceedings to which we or one of our subsidiaries is a party. From time to time we may become involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.

Cignal

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications ("Cignal") filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million alleging that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering.

Excite@Home

In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed as to Old UGC by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff has filed a claim in the bankruptcy proceedings of approximately $2.2 billion. We deny the material allegations and intend to defend the litigation vigorously.

HBO

UPC Polska was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement and its D-DTH carriage agreement for the HBO premium movie channel. In February 2004, the matter was settled and UPC Polska paid $6.0 million to HBO.

ICH

On July 4, 2001, ICH, InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, Old UGC, and its subsidiaries, Belmarken Holding B.V. ("Belmarken") and UPC France Holding B.V. The claimants alleged breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. In February 2004 the parties entered into a settlement agreement pursuant to which UPC purchased the shares owned by the ICF Party in Médiaréseaux S.A. for consideration of 1,800,000 shares of our Class A common stock.

Movieco

On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration (the "Request") against UPC with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims that are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the "CAA"). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have subsequently been reactivated and directions have been given by the Arbitral Tribunal. In the proceedings, Movieco claims (i) unpaid license fees due under the CAA, plus interest, (ii) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, and (iii) legal and arbitration costs plus interest. Of the unpaid license fees, approximately $11.0 million had been accrued prior to UPC commencing insolvency proceedings in the Netherlands on December 3, 2002 (the "Pre-Petition Claim"). Movieco made a claim in the Dutch insolvency proceedings for the Pre-Petition Claim and shares of the appropriate value were delivered to Movieco in December 2003. UPC filed a counterclaim in the arbitral proceeding, stating that the CAA is null and void because it breaches Article 81 of the EC Treaty. UPC also relies on the Order of the Southern District of New York dated January 7, 2003, in which the New York Court ordered that the rejection of the CAA was approved effective March 1, 2003, and that UPC shall have no further liability under the CAA.

Philips

On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement. The parties have entered into a settlement agreement conditioned upon UPC Defendants entering into a purchase agreement for STCs by June 30, 2004.

Rate Increases in The Netherlands

We previously announced that we would increase rates for approximately 50% of our customers in The Netherlands, effective January 1, 2004. We have been enjoined from or have waived implementing these rate increases in certain jurisdictions within The Netherlands. As a result, we may not be able to implement these rate increases as originally announced. We are currently negotiating with the municipalities and expect a satisfactory resolution. In addition, our Dutch rate increases are subject to review by the Dutch competition authority.

UGC Europe Exchange Offer

On October 8, 2003, an action was filed in the Court of Chancery of the State of Delaware in New Castle County, in which the plaintiff named as defendants UGC Europe, UGC and certain of our directors. The complaint purports to assert claims on behalf of all public shareholders of UGC Europe. On October 21, 2003, the plaintiff filed an amended complaint in the Delaware Court of Chancery. The complaint alleges that UGC Europe and the defendant directors have breached their fiduciary duties to the public shareholders of UGC Europe in connection with an offer by UGC to exchange shares of its common stock for outstanding common stock of UGC Europe. Among the remedies demanded, the complaint seeks to enjoin the exchange offer and obtain declaratory relief, unspecified damages and rescission. On November 12, 2003, we and the plaintiff, through respective counsel, entered into a memorandum of understanding agreeing to settle the litigation and to pay up to $975,000 in attorney fees, subject to court approval of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of UGC was held on December 17, 2003. At the special meeting, two matters were considered and acted upon: (i) the approval of the issuance of a total of up to 172 million shares of our Class A common stock (subject to certain adjustment mechanisms), to be issued in connection with the UGC Europe Exchange Offer and the subsequent short-form merger; and (ii) the approval of our amended Equity Incentive Plan for employees, directors and consultants (the "Amended Incentive Plan Proposal"). Following is a summary of the votes for each proposal:

Issuance of Class A Common Stock Proposal

	For	Against	Abstain	Not Voted	Total Votes
Class A	47,998,783	2,804,359	122,343	54,388,717	105,314,202
Class B	77,041,480	–	–	4,938,680	81,980,160
Class C	3,031,235,420	–	–	–	3,031,235,420

Total	3,156,275,683	2,804,359	122,343	59,327,397	3,218,529,782

Amended Incentive Plan Proposal

	For	Against	Abstain	Not Voted	Total Votes
Class A	22,633,206	28,184,348	107,931	54,388,717	105,314,202
Class B	77,041,480	–	–	4,938,680	81,980,160
Class C	3,031,235,420	–	–	–	3,031,235,420

Total	3,130,910,106	28,184,348	107,931	59,327,397	3,218,529,782

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Class A Common Stock trades on The Nasdaq National Market under the symbol "UCOMA." The following table shows the range of high and low sales prices of UCOMA reported on The Nasdaq National Market for the periods indicated:

	High	Low
Year ended December 31, 2002:
First Quarter	$6.22	$3.65
Second Quarter	$6.41	$2.13
Third Quarter	$2.75	$1.19
Fourth Quarter	$3.41	$1.42
Year ended December 31, 2003:
First Quarter	$3.22	$2.20
Second Quarter	$5.63	$2.81
Third Quarter	$7.70	$4.92
Fourth Quarter	$9.00	$5.95

(b) Holders

As of March 1, 2004, there were 162 holders of record of our Class A common stock, one holder of record of our Class B common stock and four holders of record of our Class C common stock.

(c) Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to pay dividends on our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

(e) Recent Sales of Unregistered Securities.

On February 12, 2003, we issued 368,287 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 6, 2003, among us and Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio. In consideration for issuing the 368,287 shares of our Class A common stock, we acquired 1,833 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 890,030 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. The closing price for our Class A common stock as reported on the Nasdaq National Market on February 6, 2003 and February 12, 2003 was $2.36 per share and $2.33 per share, respectively, making the value of the transaction approximately $0.7 million as of the contract date. There was no public market for the UPC preference shares or warrants. The following table sets forth the number of shares of Class A common stock that we issued to the Alliance Parties and the ordinary shares A and warrants that we acquired from them in such transaction. These shares of Class A common stock were subsequently registered for resale in December 2003.

	Consideration Received from Selling Securityholders		Consideration Paid to Selling Securityholders
Selling Securityholder	UPC Preference Shares	UPC Shares Underlying Warrants	UGC Class A Common Stock
Alliance Balanced Shares	2	971	399
Alliance Growth Fund	450	218,502	90,415
EQ Alliance Common Stock Portfolio	1,351	655,990	271,444
Alliance Global Strategic Income Trust	30	14,567	6,029

Total	1,833	890,030	368,287

On February 13, 2003, we issued 482,217 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 11, 2003, among us and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc. In consideration for the 482,217 shares of our Class A common stock, we acquired 2,400 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,165,342 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. The closing price for our Class A common stock as reported on the Nasdaq National Market on February 11, 2003 and February 13, 2003 was $2.40 per share and $2.26 per share, respectively, making the value of the transaction approximately $1.2 million as of the contract date. There was no public market for the UPC preference shares or warrants. These shares of Class A common stock were subsequently registered for resale in December 2003. The following table sets forth the number of shares of Class A common stock that we issued to the Capital Research Parties and the ordinary shares A and warrants that we acquired from them in such transaction.

	Consideration Received from Selling Securityholders		Consideration Paid to Selling Securityholders
Selling Securityholder	UPC Preference Shares	UPC Shares Underlying Warrants	UGC Class A Common Stock
The Income Fund of America	1,180	572,960	237,090
Capital World Growth and Income Fund, Inc	100	48,556	20,092
Fundamental Investors, Inc	1,120	543,826	225,035

Total	2,400	1,165,342	482,217

On April 4, 2003, we issued 879,041 shares of our Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among us, a subsidiary of ours, Motorola Inc. and Motorola UPC Holding, Inc. In consideration for the 879,041 shares of our Class A common stock, we acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On March 31, 2003 and April 4, 2003, the closing price for our Class A common stock as reported on the Nasdaq National Market was $3.05 per share and $3.50 per share, respectively, making the value of the transaction approximately $2.7 million as of the contract date. There was no public market for the UPC preference shares or warrants. These shares of Class A common stock have not yet been registered.

On April 14, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement, dated April 8, 2003, between us and Liberty International B-L LLC. In consideration for the 426,360 shares of our Class A common stock, we acquired 2,122 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 8, 2003 and April 14, 2003, the closing price for our Class A common stock as reported on the Nasdaq National Market was $3.46 per share and $3.68 per share, respectively, making the value of the transaction approximately $1.5 million as of the contract date. There was no public market for the UPC preference shares or warrants. These shares of Class A common stock were subsequently registered for resale in December 2003.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide our selected historical consolidated financial data. We prepared this information using our consolidated financial statements for the dates indicated. The financial data presented below are not necessarily comparable from period to period as a result of several transactions, including certain mergers, acquisitions and dispositions. For this and other reasons, you should read it together with our historical financial statements and related notes and also with management's discussion and analysis of financial condition and results of operations included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$1,891,530	$1,515,021	$1,561,894	$1,251,034	$720,762
Operating expense	(768,838)	(772,398)	(1,062,394)	(893,682)	(458,748)
Selling, general and administrative expense	(493,810)	(446,249)	(690,743)	(725,816)	(395,191)
Depreciation and amortization	(808,663)	(730,001)	(1,147,176)	(815,522)	(418,714)
Impairment of long-lived assets	(402,239)	(436,153)	(1,320,942)	–	–
Restructuring charges and other	(35,970)	(1,274)	(204,127)	–	–
Stock-based compensation	(38,024)	(28,228)	(8,818)	43,183	(223,734)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)	(1,140,803)	(775,625)
Interest income	13,054	38,315	104,696	133,297	54,375
Interest expense	(327,132)	(680,101)	(1,070,830)	(928,783)	(399,999)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)	(215,900)	(39,501)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447	–	–
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)	6,194	–
Provision for loss on investments	–	(27,083)	(342,419)	(5,852)	(7,127)
Other (expense) income, net	(14,884)	(93,749)	76,907	123,426	1,494,198

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)	(2,028,421)	326,321
Reorganization expense, net	(32,009)	(75,243)	–	–	–
Income tax (expense) benefit, net	(50,344)	(201,182)	40,661	2,897	(198)
Minority interests in subsidiaries, net	183,182	(67,103)	496,515	934,548	360,444
Share in results of affiliates, net	294,464	(72,142)	(386,441)	(129,914)	(50,249)

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)	(1,220,890)	636,318
Cumulative effect of change in accounting principle	–	(1,344,722)	20,056	–	–

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)	$(1,220,890)	$636,318

Earnings per share:
Basic net income (loss) per share	$7.41	$(0.84)	$(41.29)	$(12.00)	$6.83

Diluted net income (loss) per share	$7.41	$(0.83)	$(41.29)	$(12.00)	$6.13

Balance Sheet Data:
Cash, cash equivalents, restricted cash, marketable equity securities and other investments	$543,872	$504,258	$1,085,711	$2,235,524	$2,573,821
Other current assets, net	284,774	361,293	857,540	701,807	329,450
Property, plant and equipment, net	3,342,743	3,640,211	3,692,485	3,880,657	2,462,832
Goodwill and other intangible assets, net	2,772,067	1,264,109	2,843,922	5,154,907	2,944,802
Other non-current assets	156,215	161,723	558,982	1,174,057	691,948

Total assets	$7,099,671	$5,931,594	$9,038,640	$13,146,952	$9,002,853

Current liabilities	$1,604,791	$7,423,688	$10,223,125	$1,553,765	$908,700
Long-term debt	3,615,902	472,671	1,643,893	9,699,121	5,989,455
Other non-current liabilities	383,725	917,963	456,447	66,615	95,502

Total liabilities	5,604,418	8,814,322	12,323,465	11,319,501	6,993,657
Minority interests in subsidiaries	22,761	1,402,146	1,240,665	1,884,568	867,970
Preferred stock	–	–	29,990	28,117	26,920
Stockholders' equity (deficit)	1,472,492	(4,284,874)	(4,555,480)	(85,234)	1,114,306

Total liabilities and stockholders' equity (deficit)	$7,099,671	$5,931,594	$9,038,640	$13,146,952	$9,002,853

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

  •
  Overview.    This section provides a general description of our business, economic and industry-wide factors relevant to us and material opportunities, challenges and risks in our business.
  •
  Results of Operations.    This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations.
  •
  Liquidity and Capital Resources.    This section provides an analysis of our sources and uses of cash, capital expenditures and the amount of financial capacity available to fund our future commitments.
  •
  Market Risk Management.    This section discusses how we manage exposure to potential losses arising from adverse changes in interest rates, foreign exchange fluctuations and equity price fluctuations.
  •
  Critical Accounting Policies, Judgments and Estimates.    This section discusses those accounting policies that are considered important to our financial condition and results of operations and require significant judgment and uncertainties in their application.
  •
  Cautionary Factors Concerning Forward-Looking Statements.    This section provides a description of risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to be materially different from what is reported.

Overview

We are the largest international broadband communications provider of video, voice and Internet services with operations in 15 countries outside the United States. UGC Europe, our largest consolidated operation, is a leading pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. Our primary Latin American operation, VTR, is Chile's largest multi-channel television and high-speed Internet access provider, and Chile's second largest provider of residential telephone services.

At the operational level, we have continued to focus on profitable customer growth. During 2003 we increased the number of RGUs by adding new subscribers and by selling new services to our existing subscribers. In addition to RGU growth, we have increased ARPU through rate increases and penetration of new services. Our Internet services have been a key factor in this growth. We plan to increase revenue and operating cash flow in 2004 through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We also plan to increase RGUs, revenue and operating cash flow through acquisitions, such as the recently announced Noos transaction in France, as well as selectively extending and upgrading our existing networks.

At the corporate level, we have streamlined our organizational and capital structure which we believe will improve operating efficiencies and better position ourselves in the capital markets. We recently completed the UGC Europe Exchange Offer whereby we created a simpler, more unified capital structure in which equity investors participate in our equity at a single level. We believe this provides greater liquidity for investors due to the larger combined public float. Owning 100% of UGC Europe has also served to facilitate our investment in it and its subsidiaries, thereby creating more efficient uses of our consolidated financial resources.

We believe that there is and will continue to be growth in the demand for broadband video, telephone and Internet access services in the residential and business marketplace where we do business. We believe our triple play offering of video, telephone, and broadband access to the Internet will continue to prove attractive to our existing customer base and allow us to be competitive and grow our business.

The video, telephone and Internet access businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for labor and equipment costs. As technology changes in the video, telephone and Internet access industries, we may need to upgrade our systems to compete effectively in markets beyond what we currently plan. We may not have enough capital available from cash on hand, existing credit facilities and cash to be generated from operations for future capital needs. Our inability to pay for costs associated with adding new customers, expand or upgrade our networks or make our other planned or unplanned capital expenditures could limit our growth and harm our competitive position.

The telecommunications industry is highly regulated and adverse regulation of our services and rates charged to customers could decrease the value of our assets and limit our growth. In most of our markets, regulation of video services takes the form of price controls, programming content restrictions and ownership restrictions. To operate our telephone services, we are generally required to obtain licenses from appropriate regulatory authorities and to comply with interconnection requirements. The growth of our Internet access services may decline if more extensive laws and regulations are adopted with respect to electronic commerce. We are facing increased regulatory review from competition authorities with respect to our operations in some countries because we own interests in both video distribution and Internet access systems as well as companies that provide content for video services and Internet subscribers. In The Netherlands and at the European Union level there are debates ongoing regarding the question of what rights should be afforded to third parties in terms of access to cable networks. If we are required to offer third parties access to our distribution infrastructure for the delivery of video or Internet access services without being able to specify the terms and conditions of such access, Internet access service providers could potentially provide services that compete with our services over our network infrastructure. Providing third parties access to this distribution system may also diminish the value of our assets because we may not realize a full return on the capital that we invested in the distribution system.

The broadband communications industry is subject to rapid and significant changes in technology and the effect of technological changes on our business cannot be predicted. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. Our new products are also subject in all of our markets to lack of market acceptance, delays in development and failure to operate properly or meet customer expectations.

We rely on programming suppliers for the bulk of our programming content. We have various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per customer or a percentage of our gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to us. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Our programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to our customers, increased costs to produce or purchase programming, inflationary increases and other factors. Increases in the cost of programming services have been offset in part by additional volume discounts as a result of our growth and our success in selling such services to our customers. Historically, we have been able to offset increased programming costs through increased prices to our customers. However, with the impact of competition and other marketplace factors, there is no assurance that we will be able to continue to do so. Generally, to the extent that a reduced number of customers receive a given channel, our costs of providing that channel in our line-up decreases under our programming agreements, although we may lose the benefit of certain volume discounts. We renegotiate the terms of our agreements with certain programmers as these agreements come due for renewal. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up by the programmers, which could result in a further loss of customer relationships. We may not be able to obtain sufficient high-quality programming for our digital video services on satisfactory terms or at all in order to offer compelling digital video services. This may reduce demand for our services, thereby lowering our future revenues. It may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plan. We may not be able to obtain attractive programming for our video services in the local language. This could further lower our revenues and profitability.

The markets in which we operate are competitive and often are rapidly changing. We face competition today from other cable television service providers, direct-to-home satellite service providers and terrestrial television broadcasters. In the provision of telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from wireless telephone providers. In the provision of Internet access services and online content, we face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based and non cable-based Internet service providers. The Internet services offered by these competitors include both traditional dial-up access services and high-speed access services, such as DSL. If we are unable to compete effectively, we may lose subscribers, and our growth may suffer.

We operate all of our businesses outside of the United States. Risks inherent in foreign operations include loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism, general social unrest and other political risks, currency fluctuations, risks of increases in taxes and governmental royalties and fees and involuntary renegotiation of contracts with foreign governments. We are also exposed to the risk of changes in foreign and domestic laws and policies that govern operations of foreign-based companies.

From time to time we may acquire telecommunications companies, all of which are likely to be located outside of the United States. These acquired companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities law. While we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.

Results of Operations

Revenue

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$1,653,897	$1,319,741	$1,233,188
VTR	229,835	186,426	166,590
Other	7,798	8,854	162,116

Total	$1,891,530	$1,515,021	$1,561,894

Revenue increased $376.5 million, or 24.9%, for the year ended December 31, 2003 compared to the prior year, primarily due to an increase in RGUs through organic subscriber growth and successfully driving higher service penetration in existing customers, as well as rate increases and strengthening of the euro against the U.S. dollar (approximately 16.1%) from period to period. Revenue decreased $46.9 million, or 3.0%, for the year ended December 31, 2002 compared to the prior year, primarily as a result of the sale of 49.99% of our interest in UAP, whereby we deconsolidated the results of operations of Austar United effective November 15, 2001 (the "Austar United Deconsolidation"), offset by increases in RGUs and ARPU. The following provides revenue detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$592,223	$459,044	$365,988
Austria	260,162	198,189	163,073
Belgium	31,586	24,646	22,318
Czech Republic	63,348	44,337	38,588
Norway	95,284	76,430	59,707
Hungary	165,450	124,046	93,206
France	113,946	92,441	83,811
Poland	85,356	76,090	132,669
Sweden	75,057	52,560	40,493
Slovak Republic	25,467	18,852	17,607
Romania	20,189	16,119	12,710

Total	1,528,068	1,182,754	1,030,170
Germany	–	28,069	45,848
Corporate and other	32,563	35,139	51,762

Total	1,560,631	1,245,962	1,127,780

chellomedia
Priority Telecom	121,330	112,637	206,149
Media	98,463	69,372	75,676
Investments	528	465	–

Total	220,321	182,474	281,825

Intercompany Eliminations	(127,055)	(108,695)	(176,417)

Total	1,653,897	1,319,741	1,233,188

Latin America:
Broadband
Chile	229,835	186,426	166,590
Other	7,798	7,054	6,044

Total	237,633	193,480	172,634

Other	–	1,800	156,072

Total	$1,891,530	$1,515,021	$1,561,894

	Year Ended December 31,
	2003		2002		2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands		€522,977		€485,589		€409,192
Austria		229,742		209,649		182,323
Belgium		27,893		26,071		24,953
Czech Republic		55,941		46,901		43,143
Norway		84,143		80,850		66,755
Hungary		146,105		131,219		104,209
France		100,623		97,786		93,705
Poland		75,376		80,490		148,330
Sweden		66,281		55,599		45,273
Slovak Republic		22,489		19,942		19,685
Romania		17,829		17,051		14,210

Total		1,349,399		1,251,147		1,151,778
Germany		–		29,692		51,260
Corporate and other		28,755		37,171		57,874

Total		1,378,154		1,318,010		1,260,912

chellomedia
Priority Telecom		107,143		119,150		230,485
Media		86,950		73,384		84,610
Investments		466		492		–

Total		194,559		193,026		315,095

Intercompany Eliminations		(112,199)		(114,980)		(197,243)

Total		€1,460,514		€1,396,056		€1,378,764

Latin America:
Broadband
Chile	CP	157,675,816	CP	128,546,629	CP	105,833,894

2003 vs. 2002

On a functional currency basis, the movement in UGC Europe's revenue for the year ended December 31, 2003 compared to the prior year was primarily attributable to:

  •
  a 2.4% increase in the number of RGUs from 8,039,300 as of December 31, 2002 to 8,229,600 as of December 31, 2003;
  •
  a 5.0% increase in ARPU in Western Europe from €15.69 for the year ended December 31, 2002 to €16.48 for the year ended December 31, 2003, primarily due to rate increases and penetration of our higher-rate Internet services;
  •
  a 4.5% increase in ARPU in Central and Eastern Europe from €8.69 for the year ended December 31, 2002 to €9.08 for the year ended December 31, 2003, primarily due to rate increases and penetration of our higher-rate Internet services;
  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  a decrease in revenue from Priority Telecom due to discontinued residential revenue, termination of certain interconnect revenue and price erosion and customer cancellations in a continuing weak wholesale market.

On a functional currency basis, the movement in VTR's revenue for the year ended December 31, 2003 compared to the prior year was primarily attributable to:

  •
  a 16.4% increase in the number of RGUs from 767,900 as of December 31, 2002 to 894,000 as of December 31, 2003, primarily due to increased effectiveness of VTR's direct sales force and mass marketing initiatives for its Internet services; and
  •
  a 5.3% increase in ARPU from CP15,023 ($21.79) to CP15,813 ($23.05) for the years ended December 31, 2002 and 2003, respectively, primarily due to increased premium tier customers and a decrease in promotions and pricing discounts.

2002 vs. 2001

On a functional currency basis, the movement in UGC Europe's revenue for the year ended December 31, 2002 compared to the prior year was primarily attributable to:

  •
  a 3.2% increase in the number of RGUs from 7,791,200 as of December 31, 2001 to 8,039,300 as of December 31, 2002;
  •
  a 8.4% increase in ARPU in Western Europe from €14.47 for the year ended December 31, 2001 to €15.69 for the year ended December 31, 2002, primarily due to rate increases and penetration of our higher-rate Internet services;
  •
  a 4.1% decrease in ARPU in Central and Eastern Europe from €9.06 for the year ended December 31, 2001 to €8.69 for the year ended December 31, 2002;
  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  the abandonment of UPC's programming business in Poland in December 2001 and the closure of the sports channels in the central European region;
  •
  a decrease in revenue from Priority Telecom due to the closure of its international wholesale business, general weak market conditions in the CLEC business and, to a lesser extent, the closure of operations in non-core countries; and
  •
  a decrease in revenue from Media due to a revision of the chello broadband affiliate agreement, the liquidation of certain divisions and the closure of underperforming thematic channels.

On a functional currency basis, the movement in VTR's revenue for the year ended December 31, 2002 compared to the prior year was primarily attributable to:

  •
  a 16.7% increase in the number of RGUs from 658,200 as of December 31, 2001 to 767,900 as of December 31, 2002, primarily due to heavy promotions and mass marketing initiatives for its Internet services; and
  •
  a 3.1% decrease in ARPU from CP14,572 ($22.94) to CP15,023 ($21.79) for the years ended December 31, 2001 and 2002, respectively, primarily due to the reduction of outgoing telephone traffic because of a general contraction in the market and heavy pricing discounts for its Internet services.

Operating Expense

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$(682,614)	$(693,460)	$(835,112)
VTR	(80,671)	(76,185)	(71,678)
Other	(5,553)	(2,753)	(155,604)

Total	$(768,838)	$(772,398)	$(1,062,394)

Operating expense, which includes programming, broadcasting, content, franchise fees, network operations, customer operations, customer care, billing and collections and other direct costs, decreased $3.6 million for the year ended December 31, 2003 compared to the prior year, primarily due to improved operational cost control through restructuring activities and other cost cutting initiatives, offset by the strengthening of the euro against the U.S. dollar from period to period. Operating expense decreased $290.0 million for the year ended December 31, 2002 compared to the prior year, primarily due to the Austar United Deconsolidation and operational cost control through restructuring activities and other cost cutting initiatives. The following provides operating expense detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Year Ended December 31,
	2003		2002		2001
	(In thousands)
UGC Europe
Dollars:
UPC Broadband		$(696,368)		$(662,184)		$(689,891)
chellomedia		(103,668)		(127,314)		(311,070)
Intercompany eliminations		117,422		96,038		165,849

Total		$(682,614)		$(693,460)		$(835,112)

Euros:
UPC Broadband		€(615,967)		€(701,643)		€(770,725)
chellomedia		(91,699)		(134,901)		(347,518)
Intercompany eliminations		103,865		101,761		185,282

Total		€(603,801)		€(734,783)		€(932,961)

VTR
Dollars:
Broadband		$(80,671)		$(76,185)		$(71,678)

Chilean Pesos:
Broadband	CP	(55,603,772)	CP	(52,504,608)	CP	(45,410,558)

2003 vs. 2002

On a functional currency basis, the movement in UGC Europe's operating expense for the year ended December 31, 2003 compared to the prior year was primarily due to:

  •
  the deconsolidation of UPC Germany effective August 1, 2002;
  •
  improved operational cost control for UPC Broadband through restructuring activities, other cost cutting initiatives continued improvements in processes and systems and organizational rationalization;
  •
  improved negotiations with major vendors resulting in more favorable contracts; and
  •
  decreased costs at chellomedia due to cost controls, closing of operations in non-profitable countries and renegotiated UPC Broadband agreements.

On a functional currency basis, the movement in VTR's operating expense for the year ended December 31, 2003 compared to the prior year was primarily due to:

  •
  an increase in programming costs as a result of the increase in the number of RGUs and the migration of more video customers to the premium tier; and
  •
  an increase in access charges as a result of the growth in the telephone customer base; offset by
  •
  lower bandwidth costs.

2002 vs. 2001

On a functional currency basis, the movement in UGC Europe's operating expense for the year ended December 31, 2002 compared to the prior year was primarily due to:

  •
  the deconsolidation of DTH operations in Poland;
  •
  cost savings from the closure of the sport channels in the central European region;
  •
  improved operational cost control through restructuring activities continued improvements in processes and systems and organizational rationalization;
  •
  decreased costs at Priority Telecom due to the closure of its international wholesale business and improvements in interconnect sale agreements;
  •
  improved negotiations with major vendors resulting in more favorable contracts; and
  •
  cost savings at chellomedia due to a change in affiliate agreements and the closure of channels.

On a functional currency basis, the movement in VTR's operating expense for the year ended December 31, 2002 compared to the prior year was primarily due to:

  •
  an increase in variable programming costs in the functional currency due to the continued decline of the Chilean peso compared to the U.S. dollar;
  •
  an increase in maintenance costs as a result of the increase in the number of subscribers; and
  •
  an increase in access charges as a result of the growth in the telephone customer base; offset by
  •
  lower bandwidth costs.

Selling, General and Administrative Expense

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$(398,235)	$(355,615)	$(543,131)
VTR	(79,213)	(68,282)	(68,052)
Other	(16,362)	(22,352)	(79,560)

Total	$(493,810)	$(446,249)	$(690,743)

Selling, general and administrative expense increased $47.6 million for the year ended December 31, 2003 compared to the prior year, primarily due to the strengthening of the euro against the U.S. dollar. Selling, general and administrative expense decreased $244.5 million for the year ended December 31, 2002 compared to the prior year, primarily due to the Austar United Deconsolidation and operational cost control through restructuring activities and other cost cutting initiatives. The following provides selling, general and administrative expense detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Year Ended December 31,
	2003		2002		2001
	(In thousands)
UGC Europe
Dollars:
UPC Broadband		$(327,695)		$(304,349)		$(402,237)
chellomedia		(80,112)		(63,726)		(151,587)
Intercompany eliminations		9,572		12,460		10,693

Total		$(398,235)		$(355,615)		$(543,131)

Euros:
UPC Broadband		€(289,724)		€(322,895)		€(449,974)
chellomedia		(70,830)		(67,609)		(169,577)
Intercompany eliminations		8,463		13,219		11,962

Total		€(352,091)		€(377,285)		€(607,589)

VTR
Dollars:
Broadband		$(79,213)		$(68,282)		$(68,052)

Chilean Pesos:
Broadband	CP	(54,271,048)	CP	(47,016,022)	CP	(43,103,072)

2003 vs. 2002

On a functional currency basis, the movement in UGC Europe's selling, general and administrative expense for the year ended December 31, 2003 compared to the prior year was primarily due to:

  •
  a decrease in UPC Broadband's expenses due to improved operational cost control through restructuring activities, other cost cutting initiatives and the deconsolidation of UPC Germany effective August 1, 2002; offset by
  •
  increased marketing and promotion costs for chellomedia.

On a functional currency basis, the movement in VTR's selling, general and administrative expense for the year ended December 31, 2003 compared to the prior year was primarily due to:

  •
  growth in RGUs; and
  •
  an increase in commissions and marketing expense due to increased competition; offset by
  •
  lower bad debt provisions as a result of lower churn and improved customer relationships from bundling.

2002 vs. 2001

On a functional currency basis, the movement in UGC Europe's selling, general and administrative expense for the year ended December 31, 2002 compared to the prior year was primarily due to:

  •
  the deconsolidation of DTH operations in Poland;
  •
  cost savings from the closure of the sport channels in the central European region;
  •
  the closure of our international wholesale voice and data business in Europe; and
  •
  improved operational cost control.

On a functional currency basis, the movement in VTR's selling, general and administrative expense for the year ended December 31, 2002 compared to the prior year was primarily due to:

  •
  growth in RGUs;
  •
  an increase in commissions and marketing expense due to increased competition; offset by
  •
  lower bad debt provisions as a result of lower churn and improved customer relationships from bundling.

Adjusted EBITDA

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$573,048	$270,666	$(145,055)
VTR	69,951	41,959	26,860
Other	(14,117)	(16,251)	(73,048)

Total	$628,882	$296,374	$(191,243)

Use of Adjusted EBITDA

Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, provision for loss on investments, gain (loss) on sale of investments in affiliates, gain on extinguishment of debt, foreign currency exchange gain (loss), impairment and restructuring charges, certain litigation expenses and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available generally accepted accounting principles ("GAAP") measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance. Please refer to our segment information in the accompanying footnotes to our audited consolidated financial statements for a reconciliation of total segment Adjusted EBITDA to consolidated net income.

The following provides Adjusted EBITDA detail for certain of our operating segments in U.S. dollars and in the local currency of each segment:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$267,075	$119,329	$40,913
Austria	98,278	64,662	40,583
Belgium	12,306	8,340	4,367
Czech Republic	24,657	9,241	9,048
Norway	27,913	17,035	5,337
Hungary	63,357	41,487	26,555
France	13,920	(10,446)	(25,678)
Poland	24,886	15,794	(8,633)
Sweden	31,827	15,904	6,993
Slovak Republic	10,618	4,940	2,802
Romania	7,545	6,044	3,165
Other	386	535	1,434

Total	582,768	292,865	106,886
Germany	–	12,562	22,197
Corporate and other	(46,091)	(25,727)	(93,781)

Total	536,677	279,700	35,302
chellomedia
Priority Telecom	14,530	(3,809)	(79,758)
Media	22,874	(4,851)	(100,599)
Investments	(1,033)	(374)	–

Total	36,371	(9,034)	(180,357)

Total	573,048	270,666	(145,055)

Latin America:
Broadband
Chile	69,951	41,959	26,860
Other	8	(3,475)	(4,016)

Total	69,959	38,484	22,844

Other	(14,125)	(12,776)	(69,032)

Total	$628,882	$296,374	$(191,243)

	Year Ended December 31,
	2003		2002		2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands		€235,184		€125,202		€45,822
Austria		86,543		67,845		45,453
Belgium		10,837		8,751		4,891
Czech Republic		21,713		9,696		10,134
Norway		24,580		17,873		5,977
Hungary		55,792		43,529		29,742
France		12,258		(10,960)		(28,759)
Poland		21,914		16,571		(9,669)
Sweden		28,027		16,687		7,832
Slovak Republic		9,350		5,183		3,138
Romania		6,644		6,342		3,545
Other		340		561		1,606

Total		513,182		307,280		119,712
Germany		–		13,180		24,861
Corporate and other		(40,588)		(26,994)		(104,359)

Total		472,594		293,466		40,214
chellomedia
Priority Telecom		12,795		(3,996)		(89,329)
Media		20,143		(5,090)		(112,671)
Investments		(910)		(392)		–

Total		32,028		(9,478)		(202,000)

Total		€504,622		€283,988		€(161,786)

Latin America:
Broadband
Chile	CP	47,800,996	CP	29,025,999	CP	17,320,264

2003 vs. 2002 and 2002 vs. 2001

Please refer to our discussion of revenue, operating expense and selling, general and administative expense above.

Depreciation and Amortization

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$(738,224)	$(671,757)	$(981,895)
VTR	(66,928)	(54,458)	(54,027)
Other	(3,511)	(3,786)	(111,254)

Total	$(808,663)	$(730,001)	$(1,147,176)

Depreciation and amortization expense increased for the year ended December 31, 2003 compared to the prior year, primarily due to strengthening of the euro against the U.S. dollar. On a functional currency basis, depreciation and amortization decreased due to an overall reduction in capital expenditures and impairments of long-lived assets that have reduced our asset basis. Depreciation and amortization expense decreased for the year ended December 31, 2002 compared to the prior year, primarily due to the cessation of amortization of goodwill effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS 142"), and the Austar United Deconsolidation.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UPC Broadband	$(402,239)	$(75,305)	$(682,633)
Priority Telecom	–	(359,237)	(418,413)
Swiss wireless license	–	–	(91,260)
Microsoft contract acquisition rights	–	–	(59,831)
Other	–	(1,611)	(68,805)

Total	$(402,239)	$(436,153)	$(1,320,942)

2003

During the fourth quarter of 2003, various events took place that indicated the long-lived assets in our French asset group were potentially impaired: 1) We entered into preliminary discussions regarding the merger of our French assets into a new company, which indicated a potential decline in the fair value of these assets; 2) We made downward revisions to the revenue and Adjusted EBITDA projections for France in our long-range plan, due to actual results continuing to fall short of expectations; and 3) We performed a fair value analysis of all the assets of UGC Europe in connection with the UGC Europe Exchange Offer that confirmed a decrease in fair value for our French assets. As a result of these indicators, we determined a triggering event had occurred in the fourth quarter of 2003. We performed a cash flow analysis, which indicated the carrying amount of our long-lived assets in France exceeded the sum of the undiscounted cash flows expected to result from the use of these assets. Accordingly, we performed a discounted cash flow analysis (supported by the independent valuation from the UGC Europe Exchange Offer), and recorded an impairment of $393.3 million for the difference between the fair value and the carrying amount of these long-lived assets. We also recorded a total of $8.9 million for other impairments in 2003.

2002

Based on our annual impairment test as of December 31, 2002 in accordance with SFAS 142, we recorded an impairment charge of $344.8 million and $18.0 million on goodwill related to Priority Telecom and UPC Romania, respectively. In addition, we wrote off other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic, Czech Republic and Priority Telecom amounting to $73.4 million for the year ended December 31, 2002.

2001

Due to the lack of financial resources to fully develop the triple play in Germany, and due to our inability to find a partner to help implement this strategy, the long range plans of UPC Germany were revised in 2001 to provide for a "care and maintenance" program, meaning that the business plan would be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, we determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair value of our investment in UPC Germany using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally indefeasible rights of use and related goodwill within our subsidiary Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. We revised our strategic plans for using these assets because of reduced levels of private equity funding activity for these businesses and our decision to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.

In 2000 we acquired a license to operate a wireless telecommunications system in Switzerland. During the fourth quarter of 2001, in connection with our overall strategic review, we determined that we were not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.

As a result of issuing warrants to acquire common stock of UPC during 1999 and 2000, we recorded €150.2 million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

Interest Expense

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$(303,520)	$(629,599)	$(822,205)
VTR	(11,624)	(16,978)	(20,192)
Other	(11,988)	(33,524)	(228,433)

Total	$(327,132)	$(680,101)	$(1,070,830)

Interest expense decreased for the year ended December 31, 2003 compared to the prior year, primarily due to the cessation of accretion of interest on UPC's senior discount notes on December 3, 2002 as a result of UPC's bankruptcy filing. Interest expense decreased during the year ended December 31, 2002 compared to the prior year due to the acquisition of the Old UGC senior notes, UPC's exchangeable loan and UPC bonds in connection with our merger transaction with Liberty on January 30, 2002 (which were extinguished on that date for consolidated financial reporting purposes), as well as the deconsolidation of UAP and Austar United effective November 15, 2001. Additional details of interest expense are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash Pay:
UGC Europe bank facilities	$(254,900)	$(244,785)	$(256,912)
UPC senior notes	–	(177,958)	(254,103)
Old UGC senior notes	(2,375)	–	–
VTR bank facility	(9,373)	(12,917)	(16,284)
Other	(9,751)	(10,194)	(51,144)

	(276,399)	(445,854)	(578,443)

Non Cash:
UPC and UPC Polska senior discount notes accretion	(29,151)	(193,509)	(247,234)
Old UGC senior notes accretion	(314)	(13,274)	(147,090)
Amortization of deferred financing costs	(21,268)	(23,072)	(39,879)
Other	–	(4,392)	(58,184)

	(50,733)	(234,247)	(492,387)

Total	$(327,132)	$(680,101)	$(1,070,830)

Foreign Currency Exchange Gain (Loss)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe	$75,768	$722,013	$(37,906)
VTR	30,666	(45,425)	(69,395)
Other	15,178	63,206	(40,891)

Total	$121,612	$739,794	$(148,192)

Foreign currency exchange movements are primarily due to UGC Europe's U.S. dollar-denominated debt and VTR's U.S. dollar-denominated bank facility. The euro strengthened less for the year ended December 31, 2003 (from .9545 as of December 31, 2002 to .9217 as of September 3, 2003, immediately prior to the extinguishment of most of this debt in UPC's restructuring) compared to the prior year (from 1.1189 as of December 31, 2001 to .9545 as of December 31, 2002). The Chilean peso strengthened for the year ended December 31, 2003 (from 719 as of December 31, 2002 to 594 as of December 31, 2003) compared to a weakening peso for the same period in the prior year (from 655 as of December 31, 2001 to 719 as of December 31, 2002). Foreign currency exchange gain increased $888.0 million for the year ended December 31, 2002. This gain resulted primarily from UPC's dollar-denominated debt, as the euro strengthened 14.7% against the dollar from period to period.

Gain on Extinguishment of Debt

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UPC Reorganization	$2,109,596	$–	$–
UGC	–	1,757,289	3,447
Other UPC	74,401	451,493	–

Total	$2,183,997	$2,208,782	$3,447

UPC Reorganization

In September 2003, as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law, UGC Europe acquired all of the stock of, and became the successor issuer to, UPC. We became the holder of approximately 67% of UGC Europe's common stock in exchange for the equity and debt of UPC that we owned before the reorganization. UPC's other bondholders and third-party holders of UPC's ordinary shares and preference shares exchanged their securities for approximately 33% of UGC Europe's common stock. We accounted for this restructuring as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC's senior notes, senior discount notes and UPC's exchangeable loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over the fair value of UGC Europe common stock issued.

Other

On October 30, 2002, the First International Bank of Israel, or "FiBI", and we agreed to sell our Israeli investment to a wholly-owned subsidiary of FiBI in exchange for the extinguishment of the FiBI Loan. This transaction closed on February 24, 2003, resulting in a gain of $74.4 million from the extinguishment of this obligation.

In January 2002, as part of our recapitalization, we purchased at fair value certain debt securities of our subsidiaries, including UPC's bonds, UPC's exchangeable loan and Old UGC senior notes (directly from Liberty and indirectly through the purchase of Liberty's interest in IDT United). The estimated fair value of these financial assets (with the exception of the UPC exchangeable loan) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes, we recognized a gain of $1.757 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

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

Gain (Loss) on Sale of Investments in Affiliates

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UAP transaction	$284,702	$–	$–
UPC Germany transaction	–	147,925	–
UPC Polska transaction and other	(5,260)	(30,663)	(416,803)

Total	$279,442	$117,262	$(416,803)

On March 29, 2002, our indirect 50% owned affiliate, United Australia/Pacific, Inc. ("UAP"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003. In April 2003, pursuant to the UAP Plan, affiliates of Castle Harlan Australian Mezzanine Partners Pty Ltd. ("CHAMP"), acquired UAP's indirect approximate 63% interest in United Austar, Inc. ("UAI"), which owned approximately 81% of Austar United. The purchase price for UAP's indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. Upon consummation of the UAP Plan, we recognized our proportionate share of UAP's gain from the sale of its 63% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million). Such amounts are reflected in share in results of affiliates in the accompanying consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 50% interest in UAP that occurred on November 15, 2001.

We consolidated the financial results of UPC Germany prior to August 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002 and recognition of a gain from the reversal of the net negative investment in UPC Germany of €150.3 ($147.9) million.

In December 2001, UPC and Canal+ merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to a Polish subsidiary of Canal+, "TKP". In return, UPC Polska received a 25% ownership interest in TKP and €150.0 ($134.1) million in cash. UPC Polska's investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

Income Tax (Expense) Benefit

Income tax expense was greater in 2002 than 2003, primarily due to the non-recurrence in 2003 of deferred income tax of $110.6 million as a result of our merger transaction with Liberty on January 30, 2002. Income tax expense was greater in 2002 than 2001 due to this transaction, as well as interest income generated from the UPC exchangeable loan and UPC bonds held by us and the Old UGC senior notes held by IDT United, in each case acquired on January 30, 2002.

Minority Interests in Subsidiaries

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Minority interest share of UGC Europe net loss	$181,046	$–	$–
Accrual of dividends on UPC convertible preference shares	–	(97,083)	(89,202)
Minority interest share of UPC net loss	–	–	54,050
Other	2,136	29,980	531,667

Total	$183,182	$(67,103)	$496,515

The minority interests' share of income (losses) increased $250.0 million during the year ended December 31, 2003 compared to the prior year, primarily due to the minority interests' share of UGC Europe's net loss from September 3, 2003 to December 18, 2003, as basis was re-established subsequent to UPC's reorganization, in addition to the cessation of accrued dividends on UPC's convertible preference shares effective with its bankruptcy filing in December 2002. The minority interests' share of losses decreased $563.6 million during the year ended December 31, 2002 compared to the prior period, primarily due to the significant reduction of the minority interests' basis in the common equity of UPC Germany in late 2001, as well as the Austar United Deconsolidation.

Share in Results of Affiliates

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UAP	$284,702	$(38,922)	$(217,356)
UPC's affiliates	7,961	(29,841)	(167,103)
Other	1,801	(3,379)	(1,982)

Total	$294,464	$(72,142)	$(386,441)

Upon consummation of UAP's reorganization plan in April 2003, we recognized our proportionate share of UAP's gain from the sale of its 63% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million). Losses from recording our share in results of affiliates decreased for the year ended December 31, 2002 compared to the prior year, primarily as a result of the basis in most of UPC's investments reduced to nil under the equity method of accounting, offset by recording our share of UAP's losses through March 29, 2002 totaling $38.9 million.

Cumulative Effect of Change in Accounting Principle

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

Liquidity and Capital Resources

We have financed our acquisitions and our video, voice and Internet access businesses in the two main regions of the world in which we operate primarily through operating cash flow and public and private debt and equity offerings, both at the UGC level and at the subsidiary level. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our existing cash, operating cash flow and available borrowings under our existing credit facilities. To the extent we plan to grow our business through acquisitions, we will need additional sources of cash, most likely to come from the capital markets in the form of debt, equity or a combination of both.

Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net cash flows from operating activities	$392,092	$(293,608)	$(671,143)
Net cash flows from investing activities	(301,354)	(257,263)	(881,367)
Net cash flows from financing activities	(211,224)	5,222	645,434
Effect of exchange rates on cash	20,662	35,694	(49,612)

Decrease in cash and cash equivalents	(99,824)	(509,955)	(956,688)
Cash and cash equivalents, beginning of year	410,185	920,140	1,876,828

Cash and cash equivalents, end of year	$310,361	$410,185	$920,140

As of December 31, 2003, we had $310.4 million in unrestricted consolidated cash and cash equivalents. In February 2004 we completed a fully subscribed rights offering to our stockholders, resulting in gross proceeds of $1.02 billion. We expect to use a large portion of this cash for the Noos acquisition, approximately 10% of this cash to repay a portion of the UPC Distribution Bank Facility and the remainder for future acquisitions and general corporate purposes.

Cash provided by operations has increased in each of the last three years and in 2003 became our primary source of cash, as we continued to increase service rates, lower our costs and increase penetration of higher-margin services. We used this cash and existing cash on hand at the beginning of 2003 to fund capital expenditures of $333.1 million and repay debt of $233.5 million during 2003. In prior years we had negative cash flows from operations, and had to use existing cash on hand, availability under our debt facilities and proceeds from the issuance of our common stock to fund capital expenditures of $335.2 million and $996.4 million in 2002 and 2001, respectively.

We continue to focus on increasing penetration of services in our existing upgraded footprint and efficient deployment of capital, aimed at services that result in positive net cash flows. In addition to our broadband network infrastructure in Europe and Latin America, development of businesses such as chello broadband, Priority Telecom, our digital distribution platform and DTH requires capital expenditures for construction and development of our distribution and programming facilities, including our origination facility, network operating center, and related support systems and equipment. Customer premise equipment costs decreased in 2003 and are expected to decrease further in 2004 through negotiations and as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval. We expect our existing network to largely cope with anticipated increases in traffic, although some costs may be incurred to support expansion of services. We plan to limit new-build expenditures primarily to those areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced. Future capital expenditures will also depend on some factors beyond our control, including competition, changes in technology and the timing and rate of deployment of new services.

Cash Commitments

We have summarized our contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, in the table below. We have also summarized these obligations on a pro forma basis, considering completed and/or contemplated refinancings and restructurings of our debt.

	Expected payment as of December 31,
Actual
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Variable rate UPC Distribution Bank Facility	$234,468	$666,483	$960,621	$666,483	$808,369	$362,162	$3,698,586
Fixed rate Old UGC senior notes	24,627	–	–	–	–	–	24,627
Fixed rate UPC Polska notes	317,372	–	–	–	–	–	317,372
Fixed rate Notes payable to Liberty	102,728	–	–	–	–	–	102,728
Variable rate VTR Bank Facility	43,683	43,050	36,267	–	–	–	123,000
Capital lease obligations	3,073	4,222	3,641	3,952	4,299	45,655	64,842
Other debt	10,052	5,148	1,577	1,269	755	1,949	20,750

Total debt	736,003	718,903	1,002,106	671,704	813,423	409,766	4,351,905

Operating leases	60,501	39,376	32,020	26,109	21,511	42,092	221,609
Programming commitments	75,152	34,853	4,587	2,328	2,328	19,217	138,465
Other commitments	75,002	26,011	20,731	14,867	9,950	34,388	180,949

Total commitments	210,655	100,240	57,338	43,304	33,789	95,697	541,023

Total debt and commitments	$946,658	$819,143	$1,059,444	$715,008	$847,212	$505,463	$4,892,928

	Expected payment as of December 31,
Pro Forma
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Variable rate UPC Distribution Bank Facility(1)	$234,468	$170,125	$243,659	$666,483	$808,369	$1,575,482	$3,698,586
Fixed rate Old UGC senior notes(2)	–	–	–	–	24,627	–	24,627
Fixed rate UPC Polska notes(3)	–	–	–	100,000	–	–	100,000
Fixed rate Notes payable to Liberty(4)	–	–	–	–	–	–	–
Variable rate VTR Bank Facility(5)	43,683	43,050	36,267	–	–	–	123,000
Capital lease obligations	3,073	4,222	3,641	3,952	4,299	45,655	64,842
Other debt	10,052	5,148	1,577	1,269	755	1,949	20,750

Total debt	291,276	222,545	285,144	771,704	838,050	1,623,086	4,031,805

Operating leases(6)	60,501	39,376	32,020	26,109	21,511	42,092	221,609
Programming commitments	75,152	34,853	4,587	2,328	2,328	19,217	138,465
Other commitments(7)	75,002	26,011	20,731	14,867	9,950	34,388	180,949

Total commitments	210,655	100,240	57,338	43,304	33,789	95,697	541,023

Total debt and commitments	$501,931	$322,785	$342,482	$815,008	$871,839	$1,718,783	$4,572,828

(1)
In January 2004, this facility was amended to permit for the draw down of up to €1.072 billion under a new facility ("Facility D"), the proceeds of which will be used to fund scheduled amortization payments under Facility B. The following table provides detail of the UPC Distribution Bank Facility:

			Amount Outstanding December 31, 2003
	Currency/Tranche Amount
Tranche							Payment Begins	Final Maturity
	Euros	US dollars	Euros	US dollars	Interest Rate	Description
	(In thousands)
Facility A(a)(b)(c)	€666,750	$840,529	€230,000	$289,946	EURIBOR + 2.25% - 4.0%	Revolving credit	June-06	June-08
Facility B(a)(b)	2,333,250	2,941,380	2,333,250	2,941,380	EURIBOR + 2.25% - 4.0%	Term loan	June-04	June-08
Facility C1(a)	95,000	119,760	95,000	119,760	EURIBOR + 5.5%	Term loan	June-04	March-09
Facility C2(a)	405,000	347,500	275,654	347,500	LIBOR + 5.5%	Term loan	June-04	March-09

Total			€2,933,904	$3,698,586

  (a)
  An annual commitment fee of 0.5% over the unused portions of each facility is applicable.
  (b)
  Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.
  (c)
  The availability under Facility A of €436.8 ($550.6) million can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.

In 2003, the average interest rate on the entire facility was 6.8%. In addition to Tranche D, we plan to use existing cash, operating cash flow and proceeds from our rights offering in February 2004 to meet our commitments under this facility.
(2)
The Old UGC Senior Notes began to accrue interest on a cash-pay basis on February 15, 2003, with the first payment due August 15, 2003. Old UGC did not make this interest payment. Because this failure to pay continued for a period of more than 30 days, an event of default exists under the terms of the Old UGC Senior Notes indenture. On November 24, 2003, Old UGC, which principally owns our interests in Latin America and Australia, reached an agreement with IDT United, the unaffiliated stockholders of IDT United and us on terms for the restructuring of the Old UGC senior notes. The outstanding principal balance of the Old UGC Senior Notes is $1.262 billion. IDT United, third parties and we hold $599.2 million, $24.6 million and $638.0 million, respectively, of the Old UGC Senior Notes. We expect that the proposal, if implemented, would result in the acquisition by Old UGC of the Old UGC Senior Notes held by IDT United and us for Old UGC common stock. Subject to consummation of such acquisition, we expect to acquire the third-party interests in IDT United, in which case Old UGC would continue to be wholly owned by us. Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These senior notes bear interest at 10.75% per annum, and are due February 15, 2008.
(3)
On January 22, 2004, the U.S. Bankruptcy Court confirmed UPC Polska's Chapter 11 plan of reorganization, which was consummated and became effective on February 18, 2004. In accordance with UPC Polska's plan of reorganization, third-party note holders received a total of $80.0 million in cash, $100.0 million in new 9.0% UPC Polska notes due 2007, and approximately 2.0 million shares of our Class A common stock in exchange for the cancellation of their claims. A subsidiary of UGC Europe received $15.0 million in cash and 100% of the newly issued membership interests denominated as stock of the reorganized company in exchange for the cancellation of their claims.
(4)
In January 2004, we issued approximately 18.3 million shares of our Class A common stock to Liberty in exchange for cancellation of these notes and $36.3 million in cash.
(5)
The VTR Bank Facility bears interest at LIBOR + 5.5%. In 2003, the average rate on this facility was 7.1%. We plan to use existing cash and operating cash flow to meet our commitments under this facility.
(6)
Primarily license fees, satellite transponder capacity and various equipment leases.
(7)
Primarily equipment purchase commitments such as set-top boxes.

Market Risk Management

Investment Portfolio

We invest our cash in liquid instruments, which meet high credit quality standards and generally have maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the United States). Additionally, we hold certain investments in marketable debt and equity securities that are subject to stock price fluctuations.

Credit Risk

We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodic financial analysis is made of a group of vendors that provide material proprietary services or products. As of December 31, 2003, we believe our portfolio of these vendors as a whole meets our internal criteria for acceptability.

Equity Prices

We are exposed to equity price fluctuations related to our investments in equity securities. Investments in publicly traded securities at December 31, 2003 included the following:

	Number of Shares	Fair Value December 31, 2003
		(In thousands)
SBS	6,000,000	$195,600

Austar United	446,040,358	$137,688

Sorrento	1,566,539	$4,637

PrimaCom	4,948,039	$2,375

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

The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate
	Euro	Chilean Peso
December 31, 2003	0.79325	593.80
December 31, 2002	0.9545	718.61
December 31, 2001	1.1189	654.79
% Strengthening (Devaluation) December 31, 2002 to December 31, 2003	16.9%	17.4%
% Strengthening (Devaluation) December 31, 2001 to December 31, 2002	14.7%	(9.7%	)

	Average Rate
	Euro	Chilean Peso
December 31, 2003	0.8806	686.04
December 31, 2002	1.0492	689.54
December 31, 2001	1.1200	635.06
% Strengthening (Devaluation) December 31, 2002 to December 31, 2003	16.1%	0.5%
% Strengthening (Devaluation) December 31, 2001 to December 31, 2002	6.3%	(8.6%	)

The table below presents the impact of foreign currency fluctuations on our revenue and Adjusted EBITDA:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGC Europe:
Revenue	$1,653,897	$1,319,741	$1,233,188

Adjusted EBITDA	$573,048	$270,666	$(145,055)

Revenue based on prior year exchange rates(1)	$1,392,026	$1,246,479

Adjusted EBITDA based on prior year exchange rates(1)	$480,959	$253,561

Revenue impact(2)	$261,871	$73,262

Adjusted EBITDA impact(2)	$92,089	$17,105

VTR:
Revenue	$229,835	$186,426	$166,590

Adjusted EBITDA	$69,951	$41,959	$26,860

Revenue based on prior year exchange rates(1)	$228,668	$202,417

Adjusted EBITDA based on prior year exchange rates(1)	$69,323	$45,706

Revenue impact(2)	$1,167	$(15,991)

Adjusted EBITDA impact(2)	$628	$(3,747)

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

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Foreign currency translation adjustments	$61,440	$(864,104)	$11,157

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	December 31,
	2003	2002
	(In thousands)
U.S. Dollar Denominated Facilities:
UPC senior notes and senior discount notes	$–	$2,400,035
UPC Distribution Bank Facility	347,500	347,500
UPC Polska and PCI notes	317,372	391,619
VTR Bank Facility	123,000	144,000

	$787,872	$3,283,154

Interest Rate Sensitivity

We are exposed to the risk of fluctuations in interest rates, primarily through our EURIBOR and LIBOR-indexed credit facilities. We maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies to manage exposure to movements in interest rates. We monitor our interest rate risk exposures using techniques including market value and sensitivity analyses. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate cap agreements to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates.

Derivative Instruments

During the first quarter of 2003, we purchased an interest rate cap on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005. The changes in fair value of these swaps are recorded through other income in the consolidated statement of operations. The fair value of these derivative contracts as of December 31, 2003 was $45.6 million (liability).

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

Critical Accounting Policies, Judgments and Estimates

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

We believe our judgments and related estimates associated with the impairment testing of our long-lived tangible and intangible assets, the valuation of our acquisition related assets and liabilities, the valuation of our subscriber receivables and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change.

Impairment of Goodwill and Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring a future impairment charge.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. We principally use the discounted cash flow method to estimate the fair value of long-lived assets. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring a future impairment charge.

Fair Value of Acquisition Related Assets and Liabilities

We allocate the purchase price of acquired companies or acquisitions of non-controlling equity (minority) interests of a subsidiary to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. To assist in this process, third party valuation specialists are engaged to value certain of these assets and liabilities. Estimates used in valuing acquired assets and liabilities include, but are not limited to, expected future cash flows, market comparables and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

The assets and liabilities related to the acquisition of the minority interest in UGC Europe in December 2003 that required significant judgment in estimating fair value included property, plant and equipment, investments, licenses, customer relationships, trademarks, unfavorable leases, contracts, and commitments, and other legal performance obligations. Our estimates associated with the accounting for the UGC Europe acquisition may change as final reports from valuation specialists are obtained and additional information becomes available regarding these assets and liabilities. Any changes in the amounts assigned to these acquisition related assets and liabilities may affect operating results, or gains or losses upon the disposition of assets acquired, in future periods.

Subscriber Receivables

In evaluating the collectibility of our subscriber receivables, we assess a number of factors including the ability of specific customers to meet their financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record valuation allowances for bad debt to reduce the related receivables to the amount we ultimately expect to collect from our customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our subscriber receivables could be further reduced from the levels provided for in the consolidated financial statements.

Income Taxes

We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets to reflect the expected realizable future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. Actual performance versus these estimates could have a material effect on the realization of tax benefits as reported in our results of operations. Our assumptions require significant judgment because actual performance has fluctuated in the past and may continue to do so.

Cautionary Factors Concerning Forward-Looking Statements

We caution you that the discussion herein contains, in addition to historical information, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. All statements other than statements of historical fact included herein may constitute forward-looking statements. In addition, when we use the words "may", "will", "expects", "intends", "estimates", "anticipates", "believes", "plans", "seeks" or "continues" or the negative thereof or similar expressions herein, we intend to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, national and international economic and market conditions, competitive activities or other business conditions, customer reception of our existing and future services and other issues discussed above in "Overview". These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, potential restructuring of our subsidiaries' capital structure, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements and statements of expectations, plans and intent herein are subject to a greater degree of risk than similar statements regarding certain other industries.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer. They also include our subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and planned acquisitions, our ability to successfully close proposed transactions and restructurings, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venture partners. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution you, however, that this list of risk factors and other cautionary language contained herein may not be exhaustive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by Regulation S-X are included under Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Selected Quarterly Financial Data

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2003. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(In thousands, except share and per share amounts)
Revenue	$436,042	$465,109	$474,515	$515,864

Operating loss	$(78,758)	$(77,235)	$(34,438)	$(465,583)

Net income (loss)	$16,939	$622,014	$1,737,109	$(380,694)

Earnings per share:
Basic net income (loss) per share	$1.52	$3.45	$4.19	$(0.81)

Diluted net income (loss) per share	$1.52	$3.45	$4.18	$(0.80)

Weighted average number of common shares outstanding:
Basic	413,960,762	415,662,878	415,918,032	472,086,748

Diluted	413,963,783	415,684,268	417,475,117	475,530,797

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except share and per share amounts)
Revenue	$349,040	$379,732	$384,736	$401,513

Operating loss	$(122,647)	$(130,166)	$(123,195)	$(523,274)

Net income (loss) before cumulative effect of change in accounting principle	$1,112,575	$569,570	$(275,214)	$(418,663)

Net income (loss)	$(232,147)	$569,570	$(275,214)	$(418,663)

Earnings per share:
Basic net income (loss) per share before cumulative effect of change in accounting principle	$3.50	$1.37	$(0.67)	$(1.01)

Basic net income (loss) per share	$(0.74)	$1.37	$(0.67)	$(1.01)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$3.43	$1.37	$(0.67)	$(1.01)

Diluted net income (loss) per share	$(0.72)	$1.37	$(0.67)	$(1.01)

Weighted average number of common shares outstanding:
Basic	317,075,487	415,010,285	413,450,776	413,486,364

Diluted	324,419,204	415,058,142	413,450,776	413,486,364

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our former independent public accountants, Arthur Andersen, LLP ("Arthur Andersen"), were indicted by the United States Department of Justice on federal obstruction of justice charges in early 2002, and ceased performing audits of public companies. The opinion of Arthur Andersen included in this annual report on Form 10-K covers our financial statements for the year ended December 31, 2001. The opinion is a copy of the audit report previously issued by Arthur Andersen in connection with our annual report on Form 10-K for the year ended December 31, 2001, as amended in connection with Amendment No. 1 to our Form S-1 Registration Statement filed on June 6, 2002. Arthur Andersen has not reissued such report.

As previously reported on Form 8-K dated July 11, 2002, our Board of Directors dismissed Arthur Andersen as our independent auditor, and engaged KPMG LLP as our independent auditor for the fiscal year ended December 31, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Co-Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Co-Chief Financial Officers have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

(b)   Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fourth fiscal quarter covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages, along with their respective positions with UGC as of February 27, 2004, are set forth below. Unless otherwise provided in an employment agreement, all officers are appointed for an indefinite term serving at the pleasure of our Board of Directors ("Board").

Name	Age	Position
Gene W. Schneider	77	Chairman of the Board
Michael T. Fries	41	Director, President and Chief Executive Officer
Frederick G. Westerman III	38	Co-Chief Financial Officer
Charles H.R. Bracken	37	Co-Chief Financial Officer
Gene M. Musselman	59	President and Chief Operating Officer – UPC Broadband Division
Mark L. Schneider	48	Director and Chief Executive Officer – chellomedia Division
Robert R. Bennett	45	Director
John P. Cole, Jr.	74	Director
John W. Dick	66	Director
Paul A. Gould	58	Director
Gary S. Howard	53	Director
David B. Koff	45	Director
John C. Malone	62	Director

We currently have ten directors. Holders of the Class A common stock, Class B common stock and Class C common stock vote as a single class to elect our directors. Our Restated Certificate of Incorporation provides for a classified Board of Directors of three classes, which may have the effect of deterring hostile takeovers or delaying changes in control or management of UGC. Through their ownership of our common stock, Liberty and its affiliates control the appointment of our directors.

The Class I directors, whose terms expire at our 2006 annual stockholders' meeting, include Messrs. Howard, Dick and Gould. The Class II directors, whose terms expire at our 2004 annual stockholders' meeting, include Messrs. Bennett, Koff and M. Schneider. The Class III directors, whose terms expire at our 2005 annual stockholders' meeting, include Messrs. Cole, Fries, Malone and G. Schneider. Each director serves for a term ending on the date of the third annual stockholders' meeting after his election or until his successor shall have been duly elected and qualified.

 Gene W. Schneider became Chairman of UGC at its inception in February 2001. From February 2001 until January 2004, Mr. Schneider also served as Chief Executive Officer of UGC. Mr. Schneider has served as Chairman of Old UGC from May 1989 to September 2003, and served as Chief Executive Officer of that company from 1995 until September 2003. Mr. Schneider has served as an officer and/or director of various direct and indirect subsidiaries of UGC. In addition, from 1995 until 1999, Mr. Schneider served as a member of the UPC Supervisory Board, and an advisor to the Supervisory Board of UPC from 1999 until September 2003. Mr. Schneider has been with UGC and its predecessors since 1989. Mr. Schneider is also a director of Austar United.

 Michael T. Fries became Chief Executive Officer of UGC in January 2004. Mr. Fries has served as President and a director of UGC since February 2001 and served as Chief Operating Officer of UGC from September 2001 to January 2004. Mr. Fries has also served as President and Chief Operating Officer of Old UGC from September 1998 to September 2003, and served as a director of that company from November 1999 to June 2002. In addition, he serves or has served as an officer and/or director of various direct and indirect subsidiaries of UGC, including as a member of the UPC Supervisory Board from September 1998 until September 2003, and as Chairman thereof from February 1999 until September 2003; a member of the Priority Telecom Supervisory Board since November 2000; and President of United Latin America, Inc. ("ULA") since 1998 and a director thereof since 1999. Mr. Fries has been with UGC and its predecessors since 1990. Mr. Fries is also a director of Austar United.

 Frederick G. Westerman III became Chief Financial Officer of UGC in September 2001 and UGC's Co-Chief Financial Officer in February 2004. He has served as Chief Financial Officer of Old UGC since June 1999, as President of Old UGC since November 2003 and as a director thereof since August 2003. His responsibilities include oversight and planning of UGC's and Old UGC's financial and treasury operations. He also serves as an officer and/or director of various direct and indirect subsidiaries of UGC. Prior to joining UGC, Mr. Westerman served as Treasurer for EchoStar Communications Corporation where he was responsible for oversight of that company's treasury operations as well as investor relations and corporate budgeting.

 Charles H. R. Bracken has served as the Chief Financial Officer of UGC Europe since September 2003, as UPC's Chief Financial Officer since November 1999 and as a member of the UPC Board of Management from July 1999 to September 2003. In February 2004, Mr. Bracken became a Co-Chief Financial Officer of UGC. Prior to November 1999, Mr. Bracken served as the Managing Director of Strategy, Acquisitions and Corporate Development at UPC from March 1999. Mr. Bracken also serves as an officer and/or director of various European subsidiaries, including a member of Priority Telecom's Supervisory Board since July 2000. From 1994 until joining UPC, he held a number of positions at Goldman Sachs International in London, most recently as Executive Director, Communications, Media and Technology. While at Goldman Sachs International, he was responsible for providing merger and corporate finance advice to a number of communications companies, including UPC.

 Gene M. Musselman became President and Chief Operating Officer of UPC Broadband Division of UGC Europe, Inc. in September 2003, and became UPC's Chief Operating Officer in April 2000 and a member of its Board of Management from June 2000 to September 2003. Mr. Musselman also serves as an officer and/or director of various European subsidiaries. In September 1997, he became Chief Operating Officer of Telekabel Wien, an Austrian subsidiary. Shortly thereafter, he became Chief Executive Officer of Telekabel Wien. Except when he was at Tevecap S.A. from 1995 to 1997, Mr. Musselman has been with UGC and its affiliates since 1991.

 Mark L. Schneider became a director of UGC in January 2002. Mr. Schneider served as a director of Old UGC from April 1993 to June 2002. In September 2003, he became Chief Executive Officer of the chellomedia Division of UGC Europe. He served as the Chairman of UPC's Board of Management from April 1997 until September 2001, and as a director of UGC Europe from September 2003 to January 2004. Mr. Schneider also has served as a member of the Supervisory Board of Priority Telecom since July 2000. From April 1997 to September 1998, he served as President of UPC and from September 1998 until September 2001, he served as Chief Executive Officer of UPC. From December 1996 until December 1999, he served as an Executive Vice President of Old UGC. Mr. Schneider is also a director of SBS Broadcasting S.A.

 Robert R. Bennett became a director of UGC in January 2002. He also serves as a director of various subsidiaries of UGC. Mr. Bennett has served as President and Chief Executive Officer of Liberty since April 1997 and a director of Liberty since September 1994. Mr. Bennett served as Executive Vice President of Tele-Communications, Inc. ("TCI") from April 1997 to March 1999. He has held various executive positions since Liberty's inception in 1990. Mr. Bennett is also a director of InterActive Corp and OpenTV Corp.

 John P. Cole, Jr. became a director of UGC in January 2002. Mr. Cole also served as a director of Old UGC from March 1998 to June 2002 and as a member of the UPC Supervisory Board from February 1999 to September 2003. Mr. Cole is a founder of the Washington, D.C. law firm of Cole, Raywid and Braverman, which specializes in all aspects of telecommunications and media law. Over the years Mr. Cole has been counsel in many landmark proceedings before the U.S. Federal Communications Commission and U.S. Courts, reflecting the development of the cable television industry.

 John W. Dick became a director of UGC in March 2003, and served as a member of the UPC Supervisory Board from May 2001 to September 2003, and a director of UGC Europe from September 2003 to January 2004. He is the non-executive Chairman and a director of Hooper Industries Group, a privately held U.K. group consisting of: Hooper and Co (Coachbuilders) Ltd. (building special/bodied Rolls-Royce and Bentley motorcars) and Hooper Industries (China) (providing industrial products and components to Europe and the U.S.). Until 2002, Hooper Industries Group also held Metrocab UK (manufacturing London taxicabs) and Moscab (a joint venture with the Moscow city government, producing left-hand drive Metrocabs for Russia). Mr. Dick has held his positions with Hooper Industries Group since 1984. Mr. Dick is also a director of Austar United.

 Paul A. Gould became a director of UGC in January 2004, and has been a director of Liberty since March 1999. Mr. Gould also serves as a Managing Director of Allen & Company LLC, an investment banking services company, and has been associated with Allen & Company and its affiliates for more than the last five years. Mr. Gould is also a director of Ampco-Pittsburgh Corporation.

 Gary S. Howard became a director of UGC in January 2002. Mr. Howard has served as a director of Liberty since July 1998 and served as Executive Vice President and Chief Operating Officer of Liberty from July 1998 to February 2004. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999, as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to March 1999, and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard is a director of SpectraSite, Inc. and Intelsat, Ltd.

 David B. Koff became a director of UGC in August 2003, and serves as a director of various subsidiaries of UGC. Mr. Koff has served as a Senior Vice President of Liberty since February 1998. Prior to that, Mr. Koff served as the Vice President – Corporate Development of Liberty from August 1994 to February 1998. Mr. Koff is also a director of Crown Media Holdings, Inc.

 John C. Malone became a director of UGC in January 2002. Dr. Malone also served as a director of Old UGC from November 1999 to June 2002. Dr. Malone has served as Chairman of the Board and a director of Liberty since 1990. Dr. Malone served as Chairman of the Board and a director of Liberty Satellite & Technology, Inc. from December 1996 to August 2000. Dr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999, as Chief Executive Officer of TCI from January 1994 to March 1999, and as President of TCI from January 1994 to March 1997. Dr. Malone is a director of The Bank of New York and InterActive Corp.

Gene W. Schneider is the father of Mark L. Schneider. No other family relationships exist between any other named executive officer or director of UGC.

Other Officers

 Valerie L. Cover became the Controller, a Vice President and Principal Accounting Officer of UGC in September 2001 and has served as the Controller for Old UGC since October 1990, as a Vice President and Principal Accounting Officer of Old UGC since December 1996, and as a director thereof since September 2003. In February 2004, Ms. Cover became a Co-Principal Accounting Officer of UGC. In addition, she serves as an officer or director of various direct and indirect subsidiaries of UGC. Ms. Cover is responsible for the accounting, financial reporting and information technology functions of UGC. Ms. Cover has been with UGC and its predecessors since 1990.

 Ruth E. Pirie has served as Deputy Chief Financial Officer and Principal Accounting Officer of UGC Europe since September 2003, and as Deputy Chief Financial Officer of UPC since September 2001. In February 2004, Ms. Pirie became a Co-Principal Accounting Officer of UGC. She is responsible for the accounting and financial reporting of UGC's European activities. Prior to September 2001, Ms. Pirie served as the Managing Director of Investor Relations at UPC from February 2000. From July 1995, until joining UPC, she held various finance positions at Cable & Wireless Communications plc in London, where her responsibilities included group financial reporting and planning, merger integration and assisting in various balance sheet restructuring projects.

 Ellen P. Spangler became Senior Vice President of Business and Legal Affairs and Secretary of UGC in September 2001. She has also served as Senior Vice President of Business and Legal Affairs and Secretary of Old UGC since December 1996 and as a director thereof since August 2003, and as a member of the Supervisory Board of UPC from February 1999 to September 2003. In addition, she serves as an officer and/or director of various direct and indirect subsidiaries of UGC. Ms. Spangler is responsible for the legal operations of UGC and Old UGC. Ms. Spangler has been with UGC and its predecessors since 1991.

Involvement in Certain Legal Proceedings

Except as stated below, during the past five years, neither the above executive officers nor any director of UGC has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

On March 29, 2002, UAP, then a subsidiary of UGC, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States District Court for the Southern District of New York. Pursuant to UAP's plan of reorganization, affiliates of Castle Harlan Australia Mezzanine Partners Pty Ltd. acquired UAP's indirect approximate 63.2% interest in Austar United, Inc., which owns approximately 80.7% of Austar United. UAP's reorganization closed on June 27, 2003, and UAP has since dissolved. Until February 11, 2002, Michael T. Fries was a director and the President of UAP and until November 14, 2001, Gene W. Schneider was a director and Chief Executive Officer of UAP.

On December 3, 2002, UPC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated plan of reorganization, in the United States District Court of the Southern District of New York. In conjunction with such filing, also on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law with the filing of a proposed plan of compulsory composition or the "Akkoord" with the Amsterdam Court (Rechtbank) under the Dutch Faillissementswet. These actions were completed on September 3, 2003, when UGC Europe acquired more than 99% of the stock of, and became a successor issuer to UPC. Michael T. Fries, John P. Cole, Jr. and John W. Dick were Supervisory Directors of UPC and Gene W. Schneider was an advisor to UPC's Supervisory Board. Also, Charles H.R. Bracken and Gene M. Musselman were members of the UPC Board of Management.

In June 2003, UPC Polska executed an agreement with some of its creditors to restructure its balance sheet. On January 22, 2004, the U.S. Bankruptcy Court confirmed UPC Polska's Chapter 11 plan of reorganization. On February 18, 2004, UPC Polska emerged from the Chapter 11 proceedings. Mr. Musselman is a director of UPC Polska.

On November 24, 2003, Old UGC, which principally owns our interest in Latin America and Australia, reached an agreement with us, IDT United (in which we have an approximate 94% fully diluted interest and 33% common equity interest), and the unaffiliated stockholders of IDT United on terms for the restructuring of the Old UGC outstanding 10.75% Senior Discount Notes. Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Until August 2003, Michael T. Fries was the President of Old UGC, and until August 2003, Gene W. Schneider was a director and Chief Executive Officer of Old UGC.

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

Based solely upon a review of copies of filed Forms 3, 4, and 5 and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements, except for the following: Valerie L. Cover, Albert M. Carollo, a former director and greater than 10% beneficial owner, Albert & Carolyn Co., a former greater than 10% beneficial owner, and John B. Carollo, a former greater than 10% beneficial owner, each filed a Form 4 late reporting the acquisition of Class A common stock in the UGC Europe merger. Michael T. Fries on a Form 4, Mark L. Schneider on a Form 4 and Ellen P. Spangler, a former reporting officer, on a Form 5, each filed a form reporting late the receipt of UGC SARs in substitution of UGC Europe SARs. Tina M. Wildes, a former director, filed a Form 4 reporting late the receipt of SARs by her spouse. The GWS Trust and its predecessor, both former greater than 10% beneficial owners, filed late on a Form 3 and a Form 4, respectively, the transaction transferring share ownership between them and The GWS Trust filed on Form 4 late on the subsequent sale of such shares.

Committees

Our Board has an Audit Committee, a Compensation Committee, an Executive Committee and a Related Party Transaction Committee. We do not have a standing nomination committee of the Board.

Audit Committee

The Audit Committee operates under a Charter adopted by our Board. The members of the Audit Committee are Messrs. Cole, Dick (since his appointment on March 14, 2003) and Gould (since his appointment on January 5, 2004), all of whom are independent as required by the Audit Committee Charter and the listing standards of the National Association of Securities Dealers. In addition, the Board has determined that Mr. Dick is a financial expert. The Board established the Audit Committee on January 30, 2002. The Audit Committee is charged with reviewing and monitoring our financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by our independent auditors and to make such recommendations to the Board as may seem appropriate to the Audit Committee to assure that our interests are adequately protected and to review and approve all related party transactions (other than transactions involving Liberty) and potential conflict-of-interest situations. In addition, the Audit Committee, among other things, selects the external auditors, reviews the independence of external auditors, monitors compliance with our internal controls and approves non-audit services performed by the external auditors.

Compensation Committee

On January 5, 2004, the Board elected a new Compensation Committee consisting of Messrs. Bennett, Cole, Dick and Malone. Prior to that, the Compensation Committee had consisted of all outside directors of UGC. The Compensation Committee administers our employee equity incentive plans, and in this capacity approves all incentive grants to our executive officers and management under UGC's equity incentive plans, except for certain option grants that are approved only by our independent members of the Compensation Committee. It also makes recommendations to the Board with respect to the compensation of our Chairman of the Board and approves the compensation paid to the Chief Executive Officer and other senior executives.

Executive Committee

In October 2003, the Board established an Executive Committee to act with full power and authority between meetings of the Board. Notwithstanding the foregoing, the Executive Committee cannot take any action limited by UGC's bylaws or by Delaware corporate law. The members of the Executive Committee are Robert R. Bennett, Michael T. Fries and John C. Malone.

Related Party Transaction Committee

In February 2004, the Board established the Related Party Transaction Committee consisting of its independent directors John P. Cole and John Dick. The Related Party Transaction Committee is responsible for reviewing and approving all related party transactions involving Liberty.

Code of Ethics

The Board initially approved our code of ethics on March 14, 2003, which was amended and restated on March 11, 2004. The code of ethics applies to our and our affiliates' Chief Executive Officers and senior financial officers and is posted on our website at www.unitedglobal.com. We intend to satisfy our disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the code of ethics by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate annual compensation for UGC's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered during the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 ("Fiscal 2003", "Fiscal 2002" and "Fiscal 2001", respectively). The information in this section reflects compensation received by the named executive officers for all services performed for UGC and its subsidiaries.

Summary Compensation Table

Name and Principal Position	Year	Salary($)		Annual Compensation Bonus($)			Other Annual Compensation($)			Long-Term Compensation Securities Underlying Options(#)		All Other Compensation($)
Gene W. Schneider Chairman of the Board; Chief Executive Officer(22)	2003 2002 2001	$ $ $	646,500 637,486 603,639	$ $ $	– – –		$ $ $	98,053 54,703 31,504	(1) (1) (1)	– 4,000,000 250,000	(3) (5)	$ $ $	6,551 638,935 3,149,323	(2) (2)(4) (2)(4)
Michael T. Fries Chief Executive Officer and President; Chief Operating Officer (until January 2004)(23)	2003 2002 2001	$ $ $	550,750 543,120 514,406	$ $ $	1,248,256 – –	(6)		$158,554 11,269 12,576	(7)(8) (7) (7)	2,875,000 3,350,000 500,000	(9) (12) (5)	$ $ $	2,835,713 27,183 6,171	(10)(11) (10) (10)
Gene M. Musselman President and Chief Operating Officer – UPC Broadband	2003 2002 2001	$ $ $	449,522 580,164 324,000	$ $	688,471 65,479 –		$ $ $	794,684 224,598 93,237	(13) (13) (13)	2,060,000 – 667,000	(9) (15)	$ $ $	7,087 6,571 6,171	(14) (14) (14)
Charles H.R. Bracken Co-Chief Financial Officer (from February 2004); Chief Financial Officer – UGC Europe	2003 2002 2001	$ $ $	513,890 487,362 430,676	$ $ $	250,000 750,000 –	(16) (16)	$ $ $	23,675 23,239 21,163	(17) (17) (17)	2,060,000 – 450,000	(9) (15)	$ $ $	42,215 33,769 27,748	(18) (18) (18)
Mark L. Schneider Chief Executive Officer, UPC (until September 2001); Chief Executive Officer – chellomedia Division (from September 2003)	2003 2002 2001	$ $ $	577,500 571,010 553,654	$ $ $	492,809 – –	(6)	$ $ $	332,423 17,481 98,665	(8)(19) (19) (19)	2,060,000 1,950,000 2,500,000	(9) (12) (21)	$ $ $	3,659,807 6,571 6,171	(10)(20) (20) (20)

(1)
Reflects compensation related to executive's personal use of UGC's aircraft, which compensation has been calculated based upon the aggregate incremental cost of such usage to UGC for Fiscal 2003 and Fiscal 2002. For Fiscal 2001, such compensation is based on the Standard Industry Fare Level ("SIFL") method for valuing flights for personal use. For Fiscal 2003 and Fiscal 2002, the value based on the SIFL method is $3,361 and $36,906, respectively. In accordance with applicable Treasury Regulations, UGC included the amounts based on SIFL for all such years as compensation in Mr. Schneider's reportable income.
(2)
Amount includes matching employer contributions made by UGC under the 401(k) Plan of $6,000, $6,000 and $5,100 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, and term life insurance premiums paid by UGC for such officer's benefit.
(3)
Pursuant to the 1993 Stock Option Plan, on January 30, 2002, Mr. Schneider was granted options to acquire 1,099,298 shares of Class A common stock and options to acquire 2,900,702 shares of Class B common stock.
(4)
Includes the amount of premium UGC paid pursuant to a split dollar life insurance policy for Mr. Schneider and his spouse of $632,392 and $3,143,152, for Fiscal 2002 (paid in January 2002) and Fiscal 2001, respectively. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by

  UGC. The policy is being continued by payments made out of the cash surrender value of the policy. In the event the law is subsequently clarified to permit UGC to again make the premium payments on the policy, UGC will pay the premiums annually until the first to occur of:

  (a)
  the date upon which the cash surrender value of the policy is sufficient to repay UGC for all premiums paid and to continue the policy with no further premium payments;
  (b)
  death of both insureds;
  (c)
  the owner of the policy fails to contribute to UGC an amount equal to the annual economic benefit of the policy; or
  (d)
  the policy is otherwise terminated in accordance with its terms. Upon the occurrence of any of the events listed above, the owner will pay UGC an amount equal to the premiums paid. The policy is owned by a trust, the trustees of which are the children of Mr. Schneider. The owner has granted an assignment of the policy benefits in favor of UGC in the amount of the premiums paid by UGC.
(5)
Pursuant to the Executive Share Option Plan (the "Austar United Plan") of Austar United, then a subsidiary and currently an affiliate of UGC, such officer was granted options to acquire ordinary shares of Austar United on May 12, 2001. With respect to Mr. Schneider, these options, as well as Austar United options held by other persons, were subsequently purchased by Austar United and cancelled in November 2003. With respect to Mr. Fries, these options were subsequently cancelled in January 2003 as a result of UGC's foreclosure upon collateral pledged as security for promissory notes made or guaranteed by Mr. Fries.
(6)
In connection with UGC's foreclosure upon the collateral pledged as a security for promissory notes made or guaranteed by such officer, UGC paid as a bonus an amount estimated to be sufficient for such officer to pay his taxes resulting from the foreclosure and the bonus. See "Certain Relationships and Related Transactions – Company Loans Following Margin Calls".
(7)
Includes compensation related to executive's personal use of UGC's aircraft, which compensation has been calculated based upon the aggregate incremental cost of such usage to UGC for Fiscal 2003 and Fiscal 2002. For Fiscal 2001 such compensation is based on the SIFL method for valuing flights for personal use. For Fiscal 2003 and Fiscal 2002, the value based on the SIFL method is $4,182 and $13,621, respectively. In accordance with applicable Treasury Regulations, UGC included the amounts based on SIFL for all such years as compensation in Mr. Fries' reportable income.
(8)
Includes a gain realized from the cancellation of non-qualified stock options in January 2003 as a result of UGC's foreclosure upon the collateral pledged as security for promissory notes made or guaranteed by such officer.
(9)
Pursuant to the UnitedGlobalCom, Inc. Equity Incentive Plan effective September 1, 2003 (as amended, the "Incentive Plan"), such officer received grants of SARs based on shares of Class A common stock. Certain of the SARs were originally granted by a UGC Europe equity incentive plan and converted to UGC SARs following the UGC Europe Exchange Offer.
(10)
Amount includes (i) matching employer contributions made by UGC under the 401(k) Plan of $4,941, $5,500 and $5,100 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, (ii) $20,612 representing the outstanding balance of a personal loan forgiven by UGC in Fiscal 2002; and (iii) term life insurance benefits paid by UGC for such officer's benefit.
(11)
Includes the difference between the amount of loans foreclosed on by UGC and the value of the collateral collected in such foreclosure. See "Certain Relationships and Related Transactions – Company Loans Following Margin Calls."
(12)
Pursuant to the 1993 Stock Option Plan, during Fiscal 2002, such officer was granted options to acquire shares of Class A common stock. Of the options granted, 950,000 shares of Class A common stock were subsequently cancelled in January 2003 as a result of UGC's foreclosure upon all collateral pledged as security for promissory notes made or guaranteed by such officer.
(13)
Represents payments relating to foreign assignment, including housing allowance and cost of living allowance ($77,895 for Fiscal 2003, $68,290 for Fiscal 2002, and $60,185 for Fiscal 2001), net tax benefit ($114,986 for Fiscal 2002 and $146,545 for Fiscal 2000), and the remainder consists of car allowance, dependent education and other benefits. Also for Fiscal 2003, such amount includes payments of $621,735 made by UGC to tax authorities as a result of Mr. Musselman's foreign assignment and a net tax benefit of $47,444.
(14)
Consists of matching employer contribution under UGC's 401(k) plan of $6,000, $5,500 and $5,100 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, with the remainder consisting of life insurance premiums paid by UGC for such officer's benefit.
(15)
Represents shares underlying options to acquire UPC's ordinary shares A granted January 30, 2001, and with respect to Mr. Musselman, includes phantom options based on 50,000 ordinary shares of chello broadband granted June 27, 2001. All of the UPC options have been cancelled as a result of UPC's reorganization effective September 3, 2003.
(16)
We agreed to pay Mr. Bracken a cash bonus equal to the difference between $1,000,000 and his pre-tax gain on the exercise and sale of vested options of UPC. We paid Mr. Bracken such bonus in two payments of $750,000 in May 2002 and $250,000 in March 2003.
(17)
Consists of car allowance payments.
(18)
Consists of matching employer contributions under a pension plan ($35,973 for Fiscal 2003, $31,246 for Fiscal 2002 and $25,840 for Fiscal 2001), with the remainder consisting of health, life and disability insurance payments.
(19)
Includes compensation related to executive's personal use of UGC's aircraft, which compensation has been calculated based upon the aggregate incremental cost of such usage to UGC for Fiscal 2003 and Fiscal 2002. For Fiscal 2001 such compensation is based on the SIFL method for valuing flights for personal use. For Fiscal 2003 and Fiscal 2002, the value based on the SIFL method is $12,345 and $18,288, respectively. In accordance with applicable Treasury Regulations, UGC included the amounts based on SIFL for all such years as compensation in Mr. Schneider's reportable income. In addition, Fiscal 2001 also includes $89,324 consisting of a housing allowance related to Mr. Schneider's foreign assignment, and Fiscal 2003 also includes payments related to foreign assignment consisting of a housing allowance and a cost of living allowance ($117,378) and the remainder consists of a car allowance.
(20)
Amount includes matching employer contributions made by UGC under the 401(k) Plan of $6,000, $5,500 and $5,100 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, and term life insurance benefits paid by UGC for such officer's benefit.
(21)
Pursuant to UPC's Stock Option Plan, as amended, Mr. Schneider was granted options to acquire UPC ordinary shares A on January 30, 2001. These options were subsequently cancelled in January 2003 as a result of UGC's foreclosure upon all collateral pledged as security for promissory notes made or guaranteed by Mr. Schneider.
(22)
On January 5, 2004, Mr. Schneider resigned as UGC's Chief Executive Officer.
(23)
On January 5, 2004, Mr. Fries was appointed as UGC's Chief Executive Officer.

The following table sets forth information concerning SARs granted to each of the executive officers named in the Summary Compensation Table above during Fiscal 2003.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options/ SARs Granted (#)(1)	Percentage of Total Options/ SARs Granted to Employees in Fiscal Year (%)				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(2)
Name			Exercise of Base Price ($/Sh)(3)	Market Price on Grant Date ($/Sh)	Expiration Date
						0% ($)	5% ($)	10% ($)
Michael T. Fries
Class A Common	1,287,500	4.0	$5.44	$5.44(4)	10/01/2013	–	$4,404,778	$11,162,572
Class A Common	1,287,500	4.0	$3.74	$5.44(5)	10/01/2013	$2,188,750	$2,188,750	$2,188,750
Class A Common	300,000	0.9	$6.13	$6.13	10/01/2013	$–	$1,156,537	$2,930,892
Gene M. Musselman
Class A Common	1,030,000	3.2	$5.44	$5.44(4)	10/01/2013	$–	$3,523,822	$8,930,058
Class A Common	1,030,000	3.2	$3.74	$5.44(5)	10/01/2013	$1,751,000	$1,751,000	$1,751,000
Charles H.R. Bracken
Class A Common	1,030,000	3.2	$5.44	$5.44(4)	10/01/2013	$–	$3,523,822	$8,930,058
Class A Common	1,030,000	3.2	$3.74	$5.44(5)	10/01/2013	$1,751,000	$1,751,000	$1,751,000
Mark L. Schneider
Class A Common	1,030,000	3.2	$5.44	$5.44(4)	10/01/2013	$–	$3,523,822	$8,930,058
Class A Common	1,030,000	3.2	$3.74	$5.44(5)	10/01/2013	$1,751,000	$1,751,000	$1,751,000

(1)
All the SARs granted during Fiscal 2003 vest in five equal annual increments. Vesting of the SARs granted would be accelerated upon a change of control of UGC as defined in the Incentive Plan.
(2)
The potential gains shown are net of the SARs base price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on exercises depend on the future performance of the underlying securities of the SARs, continued employment of the optionee through the term of the SARs and other factors.
(3)
The table does not reflect the adjustment to the base prices on all outstanding SARs in January 2004. As a result of the dilution caused by our subscription rights offering, which closed in February 2004, all base prices have since been reduced by $0.87.
(4)
UGC Europe originally granted these SARs at fair market value on date of grant. As a result of the merger in connection with the UGC Europe Exchange Offer, which occurred in December 2003, UGC substituted UGC SARs for UGC Europe SARs.
(5)
UGC Europe originally granted these SARs below fair market value on date of grant; however, upon exercise the holder will receive only the difference between the base price and the lesser of $5.44 or the fair market value of UGC Class A common stock on the date of exercise. This limit is reflected in the potential realizable value columns. As stated in footnote 3 above, however, such limit does not reflect the $0.87 adjustment made in January 2004.

The following table sets forth information concerning the exercise of options and SARs and concerning unexercised options and SARs held by each of the executive officers named in the Summary Compensation Table above as of the end of Fiscal 2003; however, the options for Class A and Class B common stock are as of January 5, 2004, when all such options vested upon the close of the Founders Transaction.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gene W. Schneider
Class A common stock	48,120	$75,938	1,768,107	–	$5,128,531	–
Class B common stock	–	–	2,900,702	–	$10,094,493	–
ULA Phantom Shares(2)	–	–	81,250	18,750	–	–
chello Phantom Shares(3)	–	–	125,000	–	–	–
Michael T. Fries
Class A common stock	–	–	2,400,000	–	$8,352,000
SARs(4)	–	–	–	1,587,500	–	$4,619,000
SARs(4)(5)	–	–	–	1,287,500	–	$2,188,750
ULA Phantom Shares(2)	–	–	162,500	37,500	–	–
Gene M. Musselman
SARs(4)	–	–	–	1,030,000	–	$3,131,200
SARs(4)(5)	–	–	–	1,030,000	–	$1,751,000
chello Phantom Shares(3)	–	–	48,958	1,042	–	–
Charles H.R. Bracken
SARs(4)	–	–	–	1,030,000	–	$3,131,200
SARs(4)(5)	–	–	–	1,030,000	–	$1,751,000
chello Phantom Shares(3)	–	–	25,000	–	–	–
Mark L. Schneider
Class A common stock	–	–	1,000,000	–	$3,480,000	–
SARs(4)	–	–	–	1,030,000	–	$3,131,200
SARs(4)(5)	–	–	–	1,030,000	–	$1,751,000

(1)
The value of the UGC options reported above is based on the December 31, 2003 closing price of $8.48 per share of UGC Class A common stock as reported by the Nasdaq National Market. The value for the phantom options of ULA is based on the fair market value of $0.00 per share as determined by the Board at or prior to December 31, 2003, and the fair market value of an ordinary share A of chello broadband on December 31, 2003 is less than the exercise price of chello broadband options.
(2)
Represents the number of shares underlying phantom stock options that ULA may pay in cash or shares of Class A common stock of UGC or, if publicly traded, shares of ULA, at its election upon exercise thereof.
(3)
Represents the number of shares underlying phantom stock options, which chello broadband may pay in cash or shares of Class A common stock or, if publicly traded, ordinary shares A of UPC or, if publicly traded, ordinary shares of chello broadband, at its election upon exercise thereof.
(4)
Represents the number of shares underlying the SARs, which UGC may pay in cash, shares of Class A common stock or a combination thereof, at its election upon exercise thereof.
(5)
Upon exercise, the holders of these SARs will receive the difference between the base price and the lesser of $5.44 or the fair market value of the Class A common stock on the date of exercise and the value reflects such terms. In January 2004, UGC adjusted the base price and the $5.44 limit by reducing such amounts by $0.87 as a result of the dilution caused by our subscription rights offering, which closed in February 2004.

Agreements with Executive Officers

Mr. Bracken and UPC are parties to an employment agreement. Mr. Musselman has an employment agreement with us pursuant to which he is seconded to UPC. These agreements are discussed below. A subsidiary of UPC and we are parties to a Secondment Agreement, pursuant to which Mr. Musselman, together with our other U.S. citizen employees, are seconded to an overseas subsidiary. Pursuant to the Secondment Agreement, the subsidiary reimburses us for all expenses incurred by us in connection with the seconded employees.

Charles H.R. Bracken.    On March 5, 1999, UPC entered into an Executive Service Agreement with Charles H.R. Bracken in connection with the appointment of Mr. Bracken as its Managing Director of Development, Strategy, and Acquisitions. Currently he is the Chief Financial Officer of UGC Europe and Co-Chief Financial Officer of UGC. Mr. Bracken's Executive Service Agreement had an initial term expiring March 5, 2003 and continues thereafter until terminated by either party upon six months notice. Pursuant to the Executive Service Agreement, Mr. Bracken's salary is subject to periodic adjustments and his current salary is £314,650. The

Executive Service Agreement may be terminated for cause by UPC. Also, UPC may terminate Mr. Bracken's employment for any reason upon six months notice. In the event Mr. Bracken becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any 12-month period, UPC may discontinue future payments under the Agreement, in whole or in part, until such incapacitation ceases. In February 2004, we agreed to amend Mr. Bracken's Agreement to provide for a six month severance payment from date of termination if we terminate Mr. Bracken without cause, provided that Mr. Bracken signs a release.

Gene M. Musselman.    In 2002, UGC and UPC entered into a new agreement with Mr. Musselman continuing as the Chief Operating Officer of UPC, and as of September 3, 2003, such agreement was amended in connection with Mr. Musselman becoming President and Chief Operating Officer–UPC Broadband Division. In addition to his base salary, Mr. Musselman receives standard benefits related to his foreign assignment, including a cost of living differential, a car allowance, tuition reimbursement for dependents and air travel to the U.S. for home leave. Under the terms of this agreement, Mr. Musselman's annual salary is currently US$450,225. In Fiscal 2002, he received salary increases retroactive to January 2001 and January 2002, respectively, as reflected in the above Summary Compensation Table. The agreement also provides for a retention bonus of US$125,000 for Fiscal 2002 and a one-time incentive bonus for Fiscal 2002 based on UPC achieving certain financial targets, and a bonus in Fiscal 2003. The maximum possible incentive bonus to Mr. Musselman for Fiscal 2002 was 30% of his base salary. These bonuses were paid as reflected in the above Summary Compensation Table; provided, however, Mr. Musselman must return to UGC his 2003 bonus if he leaves UGC prior to September 26, 2004. In addition, UGC has guaranteed Mr. Musselman a $1,000,000 gain based upon vesting of his 2003 SARs grant. If the gain calculated on the percentage of vested SARs exceeds the same percentage of the guaranty for 60 days, that portion of the guaranty becomes null and void. Also, the guaranty becomes null and void if Mr. Musselman voluntarily terminates his employment or UGC terminates him for cause. The agreement may be terminated with or without cause. If his employment is terminated without cause, Mr. Musselman will be entitled to receive a severance payment equal to 24-months salary or his salary to December 31, 2007, whichever is less, and the guaranty to the extent it exceeds the gain on his vested SARs.

Stock Option Plans and Other Compensatory Policies

1993 Stock Option Plan.    The 1993 Stock Option Plan expired June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter. At December 31, 2003, employees had options to purchase an aggregate of 10,745,692 shares of Class A common stock outstanding under the 1993 Stock Option Plan at exercise prices ranging from $4.1563 per share to $86.50 per share and options to purchase an aggregate of 3,000,000 shares of Class B common stock at exercise prices ranging from $4.75 per share to $5.00 per share.

Incentive Plan.    In August 2003, our Board adopted the Incentive Plan. Our stockholders approved the Plan, which was effective as of September 1, 2003 and will terminate on August 31, 2013. The Incentive Plan permits the grant of stock options, restricted stock awards, SARs, stock bonuses, stock units, and other grants of stock (collectively, "Awards") covering up to 39,000,000 shares of Class A or Class B common stock. The number of shares increases on January 1 of each calendar year (beginning with calendar year 2004) during the duration of the Incentive Plan by 1% of the aggregate number of shares of Class A and Class B common stock outstanding on December 31 of the immediately preceding calendar year. No more than 5,000,000 shares of Class A and Class B common stock in the aggregate may be granted to a single participant during any calendar year, and no more than 3,000,000 shares may be issued under the Incentive Plan as Class B common stock. Employees, consultants, and non-employee directors of UGC and affiliated entities designated by the Board may receive Awards under the Incentive Plan, provided, however, that incentive stock options may not be granted to consultants or non-employee directors.

The Incentive Plan is generally administered by the Compensation Committee, which has discretion to determine the employees and consultants to whom Awards are granted, the number and type of shares subject to the Awards, where applicable, the exercise price of the Awards (which may be at, below, or above the fair market value of the Class A or Class B common stock on the date of grant), the period over which the Awards vest, the term of the Awards, and certain other provisions relating to the Awards. The Compensation Committee may, under certain circumstances, delegate to officers of UGC the authority to grant Awards to specified groups of employees and consultants. Our Board has the sole authority to grant Awards under the Incentive Plan to non-employee directors. At December 31, 2003, employees had received SARs based on 32,087,270 shares of Class A common stock at base prices ranging from $3.74 per share to $7.20 per share.

chello broadband Foundation Stock Option Plan.    chello broadband adopted its Foundation Stock Option Plan (the "chello broadband Plan") on June 23, 1999. Under the chello broadband Plan, chello's board may grant stock options to employees subject to approval of chello broadband's priority shareholders, at fair market value at the time of grant. To date, chello broadband has granted options for 550,000 ordinary shares under the chello broadband Plan of which options for 300,000 ordinary shares were outstanding at December 31, 2003, but were subsequently cancelled in January 2004. In addition, of the options for 250,000 ordinary shares that were exercised, certificates representing the economic value of a total of 119,466 unvested shares were cancelled and

88,541 vested shares have been sold to chello broadband. Options under the chello broadband Plan are granted at fair market value at the time of grant unless determined otherwise by chello's board. All the shares underlying the chello broadband Plan are held by Stichting chello Foundation, a stock option foundation, which administers the chello broadband Plan. Each option represents the right to acquire from the foundation a certificate representing the economic value of one share.

All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, the chello broadband Plan provides that, even though the options are exercisable upon grant, if exercised, the share certificates are subject to repurchase rights reduced by equal monthly amounts over a "vesting" period of 48 months following the date of grant. If the employee's employment terminates other than in the case of death, disability or the like, all unvested share certificates must be resold to the foundation at the original purchase price and all vested options must be exercised within 30 days of the termination date.

chello broadband Phantom Stock Option Plan.    The chello broadband Phantom Stock Option Plan (the "chello broadband Phantom Plan") expired June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter. The chello broadband Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of chello broadband and the exercise price for the portion of the rights vested. chello broadband, at its sole discretion, may make the required payment in cash, freely tradable shares of UGC's Class A common stock or, if publicly traded, UPC ordinary shares A, or, if chello broadband's shares are publicly traded, its freely tradable ordinary shares A. At December 31, 2003, options based on approximately 753,920 phantom shares remained outstanding.

United Latin America Stock Option Plan.    The ULA Stock Option Plan (the "ULA Plan") expired June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter. Only phantom stock options have been granted. The phantom options give the holder the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. Upon exercise and at the sole discretion of ULA, the options may be paid in cash or in shares of UGC's Class A common stock, or, if publicly traded, shares of ULA common stock. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date. At December 31, 2003, options based on 654,739 shares were outstanding under the ULA Plan.

Severance Policy.    In connection with the Founders Transaction, we modified our severance policy for all employees generally and as to certain specified executive officers, including Michael T. Fries and Mark L. Schneider. With respect to such specified executive officers, the modified policy provides that in the event of a change of control or the closing of the Founders Transaction (the "Effective Date"), if prior to the one year anniversary of the Effective Date, the officer is terminated without cause, terminates for good reason or gives notice of termination for any reason prior to the 30th day preceding the first anniversary of the Effective Date, then UGC will pay a lump sum payment equal to (i) such officer's monthly base salary times 36 minus the number of months from the Effective Date to the termination date, (ii) unpaid salary through the termination date, (iii) any bonus payable prorated to the termination date, and (iv) any accrued and unpaid vacation pay or other compensation benefits. In addition, any equity incentive awards granted prior to June 30, 2003, vest in full and will be exercisable until the third anniversary of the termination date. For a termination within one year following the closing of the Founders Transaction, any other equity incentive awards held by the officer on the Effective Date and granted more than 12 months prior to the date of termination will vest through the period ending on the second anniversary of such termination date and will be exercisable until the first anniversary of such termination date. For a termination related to any other change of control, all equity incentive awards held at that time will vest in full and will be exercisable until the third anniversary of the termination date. With respect to a termination of a specified executive officer without cause or by such officer for good reason unrelated to a change of control, UGC will pay such officer a lump sum payment equal to three months' base salary for each year of employment up to a maximum of two years' base salary. With respect to a termination by UGC of a specified executive officer without cause and unrelated to a change of control, any equity incentive awards granted more than 12 months prior to the termination date will vest through the period ending on the second anniversary of the date of termination and will be exercisable until the first anniversary of the date of termination. Notwithstanding the foregoing, no exercise of an equity incentive award may occur after the expiration date of such award. Also, any payment to be made and vesting of awards pursuant to our severance policy is subject to the officer signing a release and a covenant of non-compete for a term of 24 months.

Compensation of Directors

Until April 1, 2003, we compensated our outside directors at $500 per month and $1,000 per board and committee meeting attended ($500 for telephonic meetings). Commencing April 1, 2003, we compensate our outside directors at $20,000 per year and $1,500 per board and committee meeting attended ($750 for telephonic meetings). Directors who are also our employees or, as of January 5, 2004, employees of Liberty receive no additional compensation for serving as directors. We reimburse all of our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. In addition, prior to March 2003, under the Non-Employee Directors Stock Option Plan effective June 1, 1993 (the "1993 NED Plan"), each non-employee director received options for 20,000 shares of common stock upon the effective date of the 1993 NED Plan or upon election to the Board, as the case may be. Effective March 14, 2003, the Board terminated the 1993 NED Plan. Messrs. Bennett, Cole, Howard and Malone have each been granted options at fair market value under the 1993 NED Plan.

The non-employee directors also participate in the Non-Employee Director Stock Option Plan effective March 20, 1998 (the "1998 NED Plan") and in the Incentive Plan. Pursuant to the 1998 Plan, Messrs. Cole and Malone have each been granted options to acquire an aggregate of 180,000 shares of Class A common stock and Messrs. Bennett and Howard have each been granted options for an aggregate of 80,000 shares of Class A common stock. All options under the 1998 Plan have been granted at the fair market value of the shares at the time of grant, except the options granted to Messrs. Bennett and Howard, which were granted at greater than fair market value at the time of grant. Pursuant to the Incentive Plan, on March 11, 2004, Messrs. Dick and Gould have each been granted options to acquire 100,000 shares of Class A common stock. Mr. Gould's options were granted at the fair market value of the shares at the time of grant and Mr. Dick's options were granted at less than fair market value at the time of grant. Additional participation in the 1998 NED Plan and the Incentive Plan is at the discretion of the Board.

There are no other arrangements whereby any of our directors received compensation for services as a director during Fiscal 2003 in addition to or in lieu of that specified by the aforementioned standard arrangement.

Compensation Committee Interlocks and Insider Participation

On January 5, 2004, our Board elected a new Compensation Committee consisting of Messrs. Bennett, Cole, Dick and Malone. Prior to that, the Compensation Committee had consisted of all outside directors of UGC. Each of such committee members is not and has not been an officer of UGC or any of its subsidiaries. None of our executive officers has served as a director or member of a compensation committee of another company that had an executive officer also serving as a director or member of the Compensation Committee.

Limitation of Liability and Indemnification

UGC's Restated Certificate of Incorporation eliminates the personal liability of the directors to UGC and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Restated Certificate of Incorporation and Bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by law. We believe that such indemnification covers at least negligence and gross negligence on the part of indemnified parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 1, 2004, certain information concerning the beneficial ownership of all classes of our common stock by:

  •
  each stockholder who is known by us to own beneficially more than 5% of any class of the outstanding common stock at such date;
  •
  each of our directors;
  •
  each of our named executive officers; and
  •
  all of our directors and named executive officers as a group.

At the election of the holder, shares of Class B common stock are convertible immediately into shares of Class A common stock on a one-for-one basis. Also, shares of Class C common stock are convertible into either shares of Class A common stock or shares of Class B common stock.

Shares issuable within 60 days upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as we know, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated below and in the notes to the table. The number of shares indicated as owned by all of our named executive officers includes interests in shares held by the trustee of UGC's defined contribution 401(k) plan ("401(k) Plan") as of December 31, 2003. The shares held by the trustee of the 401(k) Plan for the benefit of these persons are voted as directed by the 401(k) Plan fiduciary.

Beneficial Ownership

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class(1)	Percent of Voting Power
Gene W. Schneider	Class A Common Class B Common	2,044,799 2,900,702	(2) (3)	* 21.7%

	Total	4,945,501			*
Robert R. Bennett	Class A Common	182,352	(4)	*	*
John P. Cole, Jr.	Class A Common	355,309	(5)	*	*
John W. Dick	Class A Common	–		–	–
Michael T. Fries	Class A Common	2,425,044	(6)	*	*
Paul A. Gould	Class A Common	89,730		*	*
Gary S. Howard	Class A Common	54,166	(4)	*	*
David B. Koff	Class A Common	–		–	–
John C. Malone	Class A Common	176,666	(5)	*	*
Mark L. Schneider	Class A Common	1,307,791	(7)	*	*
Charles H.R. Bracken	Class A Common	–		–	–
Gene M. Musselman	Class A Common	7,197	(8)	*	*
All directors and executive officers as a group	Class A Common Class B Common	7,246,559 2,900,702		1.8% 21.7%

	Total	10,147,261			*
Liberty Media Corporation(9)	Class A Common Class B Common Class C Common	33,270,623 10,493,461 385,828,203	(10)	8.6% 100.0% 100.0%

	Total	429,592,287			91.9%
Capital Research and Management Company(11)	Class A Common	42,223,890		11.0%	*
Citigroup Inc.(12)	Class A Common	22,319,249		5.8%	*

*
Less than 1%.
(1)
The figures for the percent or number of shares of each class are based on 385,243,193 shares of Class A common stock (after elimination of treasury shares and shares of UGC held by its subsidiaries), 10,493,461 shares of Class B common stock (after elimination of treasury shares) and 385,828,203 shares of Class C common stock, respectively, outstanding on March 1, 2004.
(2)
Includes 1,768,107 shares of Class A common stock that are subject to presently exercisable options and 7,878 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider. Also includes 712 shares of Class A common stock held by a trust of which Mr. Schneider is a beneficiary and a trustee and 66 shares of Class A common stock held by his spouse. Mr. Schneider disclaims beneficial ownership of the shares held by such trust. The number of shares of Class A common stock in the table do not reflect the conversion of shares of Class B common stock by Mr. Schneider.
(3)
Includes 2,900,702 shares of Class B common stock that are subject to presently exercisable options.

(4)
Includes 54,166 shares of Class A common stock that are subject to presently exercisable options.
(5)
Includes 176,666 shares of Class A common stock that are subject to presently exercisable options.
(6)
Includes 2,400,000 shares of Class A common stock that are subject to presently exercisable options and 6,681 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Fries. Also includes 210 shares of Class A common stock held by his spouse.
(7)
Includes 1,000,000 shares of Class A common stock that are subject to presently exercisable options and 5,257 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider. Also includes 712 shares of Class A common stock held by a trust of which Mr. Schneider is a beneficiary and a trustee. Mr. Schneider disclaims beneficial ownership of the shares held by such trust.
(8)
Includes 5,924 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Musselman.
(9)
The number of shares of Class A common stock, Class B common stock and Class C common stock in the table is based upon Amendment No. 5 to the Schedule 13D filed February 27, 2004, by Liberty. The address of Liberty is 12300 Liberty Boulevard, Englewood, Colorado 80112. Robert R. Bennett, Paul A. Gould, Gary S. Howard, David B. Koff, and John C. Malone, all directors of UGC, are also officers and/or directors of Liberty. The number of shares of Class A common stock and Class B common stock in the table do not reflect the conversion of shares of Class B common stock and Class C common stock by Liberty.
(10)
Includes 2,413,355 shares of Class A common stock that will be acquired pursuant to Liberty's preemptive rights.
(11)
The number of shares of Class A common stock in the table is based upon Amendment No. 7 to the Schedule 13G dated December 31, 2003, filed by Capital Research and Management Company ("Capital Research") and The Growth Fund of America, Inc. ("Growth Fund") with respect to the Class A common stock. Capital Research, an investment advisor, is the beneficial owner of 42,223,890 shares of Class A common stock, as a result of acting as investment advisor to various investments companies, but disclaims beneficial ownership pursuant to Rule 13d-4. Growth Fund, an investment company advised by Capital Research, is the beneficial owner of 18,540,000 shares of Class A common stock. The Schedule 13G reflects that Capital Research has no voting power over said shares and sole dispositive power over the shares of Class A common stock and that Growth Fund has sole voting power over its shares but no dispositive power. The address of Capital Research and Growth Fund is 333 South Hope Street, Los Angeles, CA 90071.
(12)
The number of shares of Class A common stock in the table is based upon Amendment No. 8 to a Schedule 13G dated December 31, 2003, filed by Citigroup, Inc., its subsidiary Citigroup Global Markets Holdings, Inc. ("CGM") and Smith Barney Fund Management LLC ("SB Fund") of which CGM is the sole member. SB Fund is an investment advisor and has shared voting and dispositive power over 12,889,824 shares of Class A common stock. CGM is a parent holding company and has shared voting and dispositive powers over 22,296,549 shares of Class A common stock. Citigroup, Inc. is a parent holding company and has shared voting and dispositive power over the shares of Class A common stock reported. The address of Citigroup, Inc. is 399 Park Avenue, New York, NY 10043. The address of CGM is 388 Greenwich Street, New York, NY 10013. The address of SB Fund is 333 West 34th Street, New York, NY 10001.

No equity securities in any of our subsidiaries or in Liberty, including directors' qualifying shares, are owned by any of our executive officers or directors, except as stated below. The following discussion sets forth ownership information as of March 1, 2004, and within 60 days thereof with respect to any options, except for shares held in the Liberty 401(k) plan, which are as of January 31, 2004.

The following officers and directors beneficially own Series A common stock, Series B common stock (which may be exchanged for shares of Series A common stock at any time by the holder thereof), options to purchase Series A common stock, and options to purchase Series B common stock of Liberty: (1) Mr. Bennett – 3,805,022 shares of Series A common stock (includes options for 25,778 shares of Series A common stock that are exercisable and 27,329 shares held in the Liberty 401(k) plan) and 10,842,304 shares of Series B common stock (includes options for 10,841,904 shares of Series B common stock that are exercisable); (2) Mr. Cole – 21,689 shares of Series A common stock; (3) Mr. Fries – 228,750 shares of Series A common stock; (4) Mr. Gould – 1,681,077 shares of Series A common stock (includes options for 8,750 shares of Series A common stock that are exercisable) and 600,344 shares of Series B common stock; (5) Mr. Howard – 7,200,109 shares of Series A common stock (includes options for 5,723,806 shares of Series A common stock that are exercisable and 45,277 shares held in the Liberty 401(k) plan); (6) Mr. Koff – 2,472,897 shares of Series A common stock (includes options for 2,246,216 shares of Series A common stock that are exercisable and 13,019 shares held in the Liberty 401 (k) plan); (7) Dr. Malone – 16,638,263 shares of Series A common stock (includes options for 4,125 shares of Series A common stock that are exercisable and 787,450 shares held in the Liberty 401(k) plan) and 116,413,462 shares of Series B common stock (includes options for 7,465,511 shares of Series B common stock that are exercisable) (Dr. Malone's shares are as of March 5, 2004); (8) Mr. Musselman – 2,080 shares of Series A common stock; (9) G. Schneider – 6,444,513 shares of Series A common stock; (10) G. Schneider Holdings LLLP – 3,985,100 shares of Series A common stock; and (11) Mr. M. Schneider – 228,750 shares of Series A common stock. Mr. M. Schneider also owns certificates representing the economic value of 41,993 ordinary shares of chello broadband.

Liberty currently owns 100.0% of the outstanding shares of our Class B common stock and Class C common stock, as well as approximately 8.6% of the outstanding shares of our Class A common stock. This represents 54.8% of the outstanding shares of all our common stock (computed assuming the conversion of shares of Class B common stock and Class C common stock to shares of Class A common stock) and approximately 91.9% of the total voting power of our common stock. Liberty has the ability to elect our entire board of directors and otherwise to generally control us. Liberty has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including the approval of extraordinary corporate transactions and amendments to our Restated Certificate of Incorporation and Bylaws. The interests of Liberty may diverge from your interests, and it may be in a position to cause or require us to act in a way that is inconsistent with the general interests of the holders of our common stock.

On January 5, 2004, Liberty entered into a new standstill agreement with us that generally limits Liberty's ownership of our common stock to 90% or less, unless Liberty makes an offer or effects another transaction to acquire all of our common stock. Except in the case of a short-form merger in which our stockholders are entitled to statutory appraisal rights, such offer or transaction must be at a price at or above a fair value of our shares determined through an appraisal process if a majority of our independent directors has voted against approval or acceptance of such transaction.

The following table summarizes our equity compensation plan information as of December 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	46,752,962	$5.9020	9,080,230

Equity compensation plans not approved by security holders	–	–	–

Total	46,752,962	$5.9020	9,080,230

(1)
Of the securities reported, only 7,806,987 of the vested options have an exercise price less than the fair market value of our Class A common stock on December 31, 2003. Upon Liberty's acquisition of our controlling interests on January 5, 2004, all unvested options vested and 12,398,422 of the vested options had an exercise price less than the fair market value of our Class A common stock on such date. No SARs are vested as of December 31, 2003 or January 5, 2004.
(2)
Of the securities reported, the holders of SARs for 5,042,635 will only receive the difference between the base price and the lesser of $5.44 or the fair market value of our Class A common stock on the date of exercise. In January 2004, UGC adjusted the base price and the $5.44 limit by reducing such amounts by $0.87 as a result of the dilution caused by our subscription rights offering, which closed in February 2004.

For further discussion of the material features of our plans, see Item 11 – Executive Compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Liberty

Loan Transactions

Prior to the Liberty merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the senior notes of Old UGC, as well as all of Liberty's interest in IDT United. The purchase price for the senior notes and Liberty's interest in IDT United was:

  •
  our assumption of approximately $304.6 million of indebtedness owed by Liberty to Old UGC (due January 30, 2004); and
  •
  cash in the amount of approximately $143.9 million.

On January 30, 2002, LBTW I, Inc., a subsidiary of Liberty, loaned United Programming Argentina II, Inc. ("United Argentina") $17,270,537, of which $2,302,800 was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned United Argentina an additional $2,082,000, $6,696,000, $34,759,200, $36,417,600 and $5,502,520, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002, respectively. We have used the proceeds of these loans to purchase additional shares of preferred stock and convertible promissory notes issued by IDT United. These notes to LBTW I, Inc. accrue interest at 8.0% annually, compounded and payable quarterly, and each note originally matured on its first anniversary. Pursuant to a loan deferral agreement dated January 28, 2003, Liberty agreed to extend for one year the maturity of that portion of the principal of these loans to us that equals the amount we pay to purchase New UPC common stock or UPC assets, if any, as part of UPC's restructuring. On April 9, 2003 we purchased $107.2 million of UPC assets. No interest on these loans is deferred by this loan deferral agreement.

In connection with the Founders Transaction, Liberty extended the maturity date of the $102.7 million of notes until January 2009. The other current terms of the notes remained unchanged. Subsequently, Liberty exercised its preemptive rights to acquire additional shares of Class A common stock and the purchase price for the shares acquired by Liberty was paid first from the cancellation of the $102.7 million of notes and with the remainder paid in cash. See "– Exercise of Preemptive Rights".

April 2003 Stock Exchange

On April 14, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement, dated April 8, 2003, between us and Liberty International B-L LLC, a majority-owned indirect subsidiary of Liberty. In consideration for the 426,360 shares of our Class A common stock we acquired 2,122 preference shares A of UPC, nominal value €1.00 per share and associated warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 8, 2003 and April 14, 2003, the closing price for our Class A common stock as reported on the Nasdaq National Market was $3.46 per share and $3.68 per share, respectively, making the value of the transaction approximately $1.5 million as of the contract date. At the time of the transaction, there was no public market for the UPC preference shares or warrants, both of which have since been cancelled through the UPC restructuring in exchange for shares of UGC Europe common stock. We issued shares of our Class A common stock in exchange for UPC preference shares A in similar transactions with non-affiliated third parties. The transaction with Liberty International B-L was no less favorable to us than these third-party transactions.

Exercise of Preemptive Rights

Pursuant to the terms of the standstill agreement, if we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, Liberty has the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain its then existing equity percentage in us on terms at least as favorable as those given to any third party purchasers. This preemptive right does not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any founder that is directly related to our and our subsidiaries' existing business, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our board (such options and all shares issued pursuant thereto not to exceed 10.0% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued upon the exercise of rights outstanding as of the closing of the merger or as to the issuance of which Liberty had the right to exercise preemptive rights. Based on the foregoing provisions, in January 2004, Liberty exercised its preemptive right based on shares of Class A common stock issued by us to acquire UGC Europe. As a result, Liberty acquired an additional 18,293,539 shares of Class A common stock at $7.6929 per share. Liberty paid for the shares through the cancellation of $102.7 million of notes we owed Liberty and the balance in cash. In addition, in February 2004, Liberty exercised its preemptive right based on shares of Class A common stock issued by us in connection with the bankruptcy proceedings of UPC Polska and, as a result, acquired an additional 2,413,355 shares of Class A common stock in March 2004. Also in March 2004, we notified Liberty of its preemptive right based on shares of Class A common stock issued by us in the settlement with ICF Party; however, Liberty has elected not to exercise this right.

Lease

In 2003, Liberty and our indirect subsidiary chello broadband have a lease arrangement whereby Liberty subleases office space in the United Kingdom. Liberty has paid chello broadband approximatley $77,730 in 2003 for the leased premises, and in 2004 will pay chello broadband approximately $53,602 for the leased premises. The sublease is subject to the lease of chello broadband for such premises but may be terminated at any time by either party upon two weeks notice. In addition, Liberty is leasing from chello broadband additional office space on a temporary basis for four months in 2004. Liberty will pay chello broadband an additional approximately $4,400 for the four month period. The foregoing lease amounts are based on actual costs and all services and goods are recharged to Liberty at cost.

Standstill Agreement

Liberty entered into a new standstill agreement with us prior to the consummation of the Founders Transaction. Such standstill agreement replaced a standstill agreement that Liberty and we entered into at the closing of the 2002 merger transaction. Pursuant to the new standstill agreement, Liberty has agreed, and has agreed to cause its controlled affiliates, not to acquire additional shares of our common stock if immediately after giving effect to such acquisition their ownership of us would exceed 90% of all of our common stock then outstanding, which we refer to as a "triggering acquisition", unless before or promptly following the triggering acquisition, or in connection therewith, Liberty commences or causes to be commenced a transaction that involves an offer to acquire or that results in the acquisition of all of the outstanding shares of our common stock that are held by persons not affiliated with Liberty, which transaction may be a tender offer, exchange offer, merger or other transaction at Liberty's election and which we refer to as a "buyout transaction". A buyout transaction may be effected by means of a short-form merger of a parent and subsidiary as contemplated by Section 253 of the Delaware General Corporation Law (or its equivalent under the law of any other jurisdiction) with respect to which statutory appraisal rights are available to holders of minority interests, or a "short-form merger". If a buyout transaction is to be effected otherwise than pursuant to a short-form merger, and a majority of our independent directors have voted against approval or to recommended against acceptance of such buyout transaction, Liberty may, but is not required to, proceed with the buyout transaction only if the value of the consideration to be paid per share in such buyout transaction, at the time such buyout transaction is approved or allowed to proceed, is not less than a fair price for our common stock as determined pursuant to an independent appraisal process set forth in the new standstill agreement. Liberty has agreed not to effect a direct or indirect transfer of shares of our common stock representing control of us to any person or group unless the person who, after giving effect to such transfer, will control us undertakes to become a party to the new standstill agreement. Upon delivery of such an undertaking, Liberty will be released of all obligations under the new standstill agreement. Under the terms of this new standstill agreement, we continue to permit Liberty and its affiliates, upon request, to exchange any shares of our Class A common stock owned by them for shares of our Class C common stock, or, following the conversion of our Class C common stock, our Class B common stock, on a one-for-one basis.

Stockholders Agreement

At the closing of the 2002 merger transaction with Liberty, Liberty Global, Inc., together with their permitted transferees, the Founders, together with their permitted transferors, and we entered into a Stockholders Agreement. The Stockholders Agreement sets forth the terms and provisions concerning Liberty's right to convert its Class C and any Class B common stock, rights of first offer upon any transfer by Liberty, permitted transfers, tag-along rights for Liberty and drag-along rights for the Founders. Upon closing of the share exchange agreement between Liberty and the Founders, the Stockholders Agreement was terminated, except as set forth in "– Standstill Agreement".

Programming Agreements

In the ordinary course of business, we acquire programming from various vendors, including Discovery Communications, Inc. ("Discovery"), Pramer S.C.A. ("Pramer"), and Torneos y Competencias, S.A. ("TyC"). Liberty has a 50% equity interest in Discovery and a 40% equity interest in TyC. Pramer is an indirect wholly-owned subsidiary of Liberty. VTR has programming agreements with Discovery, TyC and Pramer. The cost of these agreements with VTR is approximately $4.2 million per year. UGC Europe has programming agreements with Discovery and the cost of these agreements is approximately $9.8 million per year. All of the agreements have a fixed term with maturities ranging from August 2004 to year-end 2006, however, most of the agreements will automatically renew for an additional year unless terminated upon prior notice. In addition to the programming agreements, UGC Europe paid OpenTV Corp., in which Liberty has a controlling interest, approximately $185,000 for certain interactive television services in 2003. In addition, a majority-owned subsidiary of Liberty and we are joint venture partners in Xtra Music Ltd., which supplies digital music content in The Netherlands, Austria, Norway and Sweden, including to our subscribers.

Company Loans Following Margin Calls

We have encouraged ownership of our common stock by our employee directors. In 2000 and 2001, as the price of Old UGC's and UPC's common stock declined along with the stock prices of other participants in our industry, certain third-party lenders issued margin calls to employee directors who had used their Old UGC or UPC common stock as collateral for personal loans. Sales of common stock in connection with these margin calls would have involved substantially all of the Old UGC and UPC common stock held by these directors. The Board of Directors determined that it was in the best interest of Old UGC and its stockholders to make the loans described below so that the employee directors could retain their stock. The terms of the loans were based on a good faith assessment by the Board of Directors of the market value of the collateral at the time the loans were made. At the time of the loans, the shares subject to margin calls included all or a portion of 188,792 shares of Old UGC Class A common stock, 672,316 shares of Old UGC Class B common stock and 735,094 ordinary shares of UPC, representing approximately 1.0% of the outstanding Class A common stock of Old UGC (assuming the conversion of the Class B shares to Class A shares) and less than 1.0% of the outstanding ordinary shares of UPC, respectively. The Old UGC Board of Directors believed their approval of these loans would permit our employee directors to retain their shares. Except to the extent permitted by the Sarbanes-Oxley Act of 2002 and other applicable law, we will not make further loans or modify the terms of existing loans, to our directors and executive officers.

Each loan to current employee directors was secured by certain outstanding stock options and phantom stock options issued by UGC and its subsidiaries (other than ULA) to the borrower, and certain of the loans were also secured by an aggregate of 188,792 shares of Class A common stock and 672,316 shares of Class B common stock of UGC held by the director borrowers. Such shares represent less than 1.0% of the outstanding Class A common stock of UGC (assuming the conversion of Class B shares to Class A shares). Initially the loans were recourse to the borrower, however, in April 2001, the Board revised the loans to be non-recourse to the borrower, except to the extent of any pledged collateral. The loans bore interest at 90-day LIBOR plus either (i) 2.5% if the value of the collateral equals or exceeds 200% of the outstanding loan balance or (ii) 3.5%. The directors subject to margin calls recused themselves from the Board of Directors' consideration of these transactions.

On January 22, 2003, we gave notice to two employee directors of foreclosure on all of the collateral securing their loans, which loans had an outstanding balance on such date, including interest, of approximately $8.8 million. Such collateral included 861,108 shares of our Class A and Class B common stock with a value on such date of approximately $2.2 million and 999,138 vested options to purchase shares of UGC with a value of approximately $400,000. In addition, the collateral included 1,710,418 unvested options to purchase shares of our Class A common stock which were cancelled, of which 1,543,750 have an exercise price of $1.40, and the remainder had an exercise price above the current market price. The disinterested members of our Board authorized UGC to pay such employee directors a bonus in the aggregate amount of approximately $1.7 million, which UGC estimated would be sufficient to pay the taxes resulting from the foreclosure and the bonus.

Fries Loans

Old UGC loaned an aggregate of $417,067 to Michael T. Fries, and an aggregate of $2,759,965 to the Fries Family Partnership LLLP, a partnership that benefits Mr. Fries and his family (the "Fries Partnership"). Mr. Fries guaranteed the loans to the Fries Partnership. The loans were secured by certain outstanding stock options and phantom stock options issued by us and our subsidiaries (other than ULA) to Mr. Fries, plus 6,000 shares of our Class A common stock owned by Mr. Fries and 140,792 shares of our Class A common stock and 91,580 shares of our Class B common stock owned by the Fries Partnership. The pledged shares represented less than 1.0% of our outstanding Class A common stock (assuming the conversion of Class B shares to Class A shares).

On January 22, 2003, we gave notice to Mr. Fries of foreclosure on all of the collateral securing his loans and the Fries Partnership loans. At the time of foreclosure, on January 27, 2003, the aggregate outstanding balance of the loans, including accrued interest, was $3,519,168 for Mr. Fries and the Fries Partnership and the market value of the collateral was $687,743. In addition, the collateral included 794,792 unvested options to purchase shares of our Class A common stock which were cancelled, of which 771,875 had an exercise price of $1.40, and the remainder had an exercise price above the current market price. The disinterested members of our Board authorized UGC to pay Mr. Fries a bonus in the aggregate amount of approximately $1.2 million, which UGC estimated would be sufficient to pay the taxes resulting from the foreclosure and the bonus.

Mark Schneider Loans

Old UGC loaned an aggregate of $1,441,667 to Mark L. Schneider. These loans were secured by certain outstanding stock options and phantom options issued by us and our subsidiaries to Mr. Schneider, plus 42,000 shares of our Class A common stock and 170,736 shares of our Class B common stock. The pledged shares represented less than 1.0% of our outstanding Class A common stock (assuming the conversion of Class B shares to Class A shares).

On January 22, 2003, we gave notice to Mr. Schneider of foreclosure on all of the collateral securing his loans. At the time of foreclosure, on January 28, 2003, the aggregate outstanding balance of the loans, including accrued interest, was $1,619,600 and the market value of the collateral was $570,448. In addition, the collateral included 915,626 unvested options to purchase shares of our Class A common stock, which were cancelled, of which 771,875 had an exercise price of $1.40, and the remainder had an exercise price above the current market price. The disinterested members of Board authorized UGC to pay Mr. Schneider a bonus in the aggregate amount of approximately $0.5 million, which UGC estimated would be sufficient to pay the taxes resulting from the foreclosure and the bonus.

MLS Partnership Loans

Old UGC loaned an aggregate of $3,265,904 to The MLS Family Partnership LLLP, a partnership that benefits Mr. Mark Schneider and his family (the "MLS Partnership"). A trust serves as the general partner of the MLS Partnership, and Gene W. Schneider and John F. Riordan serve as trustees of the trust. Mr. Mark Schneider guaranteed the loans to the MLS Partnership. These loans were secured by certain outstanding stock options and phantom options issued by us and our subsidiaries to Mr. Schneider, plus 410,000 shares of our Class B common stock. The pledged shares represented less than 1.0% of our outstanding Class A common stock (assuming the conversion of Class B shares to Class A shares).

On January 22, 2003, we gave notice to the MLS Partnership and Mr. Mark Schneider, as guarantor, of foreclosure on all the collateral securing the MLS Partnership loans. At the time of the foreclosure on January 28, 2003, the aggregate outstanding balance of the loans, including accrued interest, was $3,668,988 and the market value of the collateral was $963,500.

Mark L. Schneider Transactions

In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan, which is due and payable upon the sale of the certificates or the expiration of the stock options, bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. In 2000, Mr. Schneider exercised chello broadband options through the sale of the certificates acquired with the loans proceeds. Of the funds received, €823,824 was withheld for payment of the portion of the loan associated with the options exercised. In addition, chello broadband cancelled the unvested options and related loan amount in May 2003. The outstanding loan balance was €380,197 at December 31, 2003.

Gene W. Schneider Transaction

In 2001, Old UGC's board of directors approved a "split-dollar" policy on the lives of Gene W. Schneider and his spouse for $30 million. Old UGC agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. Old UGC's board of directors believed that this policy was a reasonable addition to Mr. Schneider's compensation package in view of his many years of service to the company. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by Old UGC. The policy is being continued by payments made out of the cash surrender value of the policy. In the event the law is subsequently clarified to permit Old UGC to again make the premium payments on the policy, Old UGC will pay the premiums annually until the first to occur of the death of both insureds, the lapse of the roll-out period, or at such time as The Gene W. Schneider Trust (the "2001 Trust") fails to make its contribution to Old UGC for the premiums due on the policy. The 2001 Trust is the sole owner and beneficiary of the policy, but has assigned to Old UGC policy benefits in the amount of premiums paid by Old UGC. The Trust will contribute to Old UGC an amount equal to the annual economic benefit provided by the policy. The trustees of the Trust are the children of Mr. Schneider. Upon termination of the policy, Old UGC will recoup the premiums that it has paid.

Gene W. Schneider Employment Agreement

In connection with the closing in January 2004 of the Founders Transaction on January 5, 2004, we entered into a five-year employment agreement with Mr. Gene W. Schneider. Pursuant to the employment agreement, Mr. Schneider shall continue to serve as the non-executive chairman of our Board for so long as requested by our Board, and is subject to a five year non-competition obligation (regardless of when his employment under the employment agreement is terminated). In exchange, Mr. Schneider shall receive an annual base salary of not less than his current base salary, is eligible to participate in all welfare benefit plans or programs covering UGC's senior executives generally, and is entitled to receive certain additional fringe benefits with an aggregate value of not more than $50,000 per year. The employment agreement terminates upon Mr. Schneider's death. He may be terminated by us for certain disabilities and for cause. Mr. Schneider may terminate the employment agreement for any reason on thirty days notice to UGC. If the employment agreement is terminated for death or disability, we shall make certain payments to Mr. Schneider or his personal representatives, as appropriate, for his annual based salary accrued through the termination date, the amount of any annual base salary that would have accrued from the termination date through the end of the employment period had Mr. Schneider's employment continued through the end of the five year term, and compensation previously deferred by Mr. Schneider, if any, but not paid to him. Certain stock options and other equity-based incentives granted to Mr. Schneider shall remain exercisable until the third anniversary of the termination date (but not beyond the term of the award) and, during a period of disability, Mr. Schneider shall receive certain benefits from UGC. Upon Mr. Schneider's election to terminate the employment agreement early, he is entitled to certain payments from us. If the employment agreement is terminated for cause by us, we have no further obligations to Mr. Schneider under the agreement, except with respect to certain compensation accrued through the date of termination and compensation previously deferred by Mr. Schneider, if any. To date Mr. Schneider has not deferred any compensation.

Merger Transaction Loans

When Old UGC issued shares of its Series E preferred stock in connection with the merger transaction with Liberty, each of Curtis Rochelle (a former director), Albert M. Carollo (a former director), Gene W. Schneider and Mark L. Schneider delivered full-recourse promissory notes to Old UGC in the amount of $748,500 in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has by then been made. As of March 1, 2004, the aggregate outstanding balance of all these loans, including accrued interest, was $3,372,949.

On May 14, 2002, these Founders exchanged their shares in Old UGC for shares of UGC, giving us 100% control of Old UGC. Notwithstanding the exchange, the foregoing loans remain outstanding.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of UGC's consolidated financial statements for fiscal 2003 and 2002, and fees billed to us for other services rendered by KPMG LLP and its international affiliates. Fees for KPMG LLP's international affiliates are largely in euros. Such fees were translated into U.S. dollars at the average exchange rate for the respective year.

	2003	2002
	(In millions)
Audit fees(1)	$5.6	$4.4
Audit related fees	0.1	—

Total audit and audit related fees	5.7	4.4
Tax fees(2)	2.2	2.4
All other fees	—	0.3

Total	$7.9	$7.1

(1)
Consists of fees for the consolidated audit and all other fees for services that only our independent auditors can perform (certain registration statement filings, comfort letters, etc.)

(2)
Consists of fees for tax consultation and tax compliance services.

The Audit Committee considers whether an engagement is consistent with maintaining auditor independence and if the auditor is in the best position to provide effective and efficient services. The Audit Committee pre-approves the engagement of our independent auditors and all audit or non-audit services to be rendered by such independent auditors. The Audit Committee has implemented certain procedures to manage the approval process. The Audit Committee has pre-approved via policy certain services if such services are anticipated at inception to result in fees of less than $50,000. If an individual project is expected to have fees in excess of $50,000, or is not covered by the services outlined in the pre-approved policy, that project will require specific approval of the Audit Committee. With respect to pre-approval of services by the independent auditors, the Chairman of the Audit Committee has been given authority to pre-approve services on behalf of the Audit Committee not exceeding $150,000 in fees. During fiscal 2003, there were no waivers of the pre-approval requirement that required action by the Audit Committee. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and that such services are permitted by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated with respect thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

  1.
  The index to financial statements is located on page F-1.
  2.
  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
  3.
  For a list of exhibits, see (c) below.

(b) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
October 6, 2003	October 6, 2003	Item 5 and 7 – Announcement that on October 6, 2003, UGC commenced an exchange offer for all the outstanding shares of UGC Europe common stock not owned by UGC or its subsidiaries.
October 23, 2003	October 20, 2003
Item 5 and 7 – Announcement that on October 20, 2003, UGC Europe announced that a special committee of its board of directors determined that the exchange offer is not in the best interests of UGC Europe's stockholders and recommended its stockholders reject the offer.
October 28, 2003	October 27, 2003
Item 5 and 7 – Announcement that on October 27, 2003, UPC Polska filed a first amended plan of reorganization and a related first amended disclosure statement with the United States Bankruptcy Court for the Southern District of New York in connection with UPC Polska's then pending case filed on July 7, 2003.
November 4, 2003	October 30, 2003
Item 5 and 7 – On October 30, 2003, UPC Polska announced that the United States Bankruptcy Court for the Southern District of New York entered an order approving UPC Polska's first amended disclosure statement with respect to the first amended chapter 11 plan of reorganization jointly Proposed by UPC Polska and UPC Polska Finance, Inc. and authorizing UPC Polska to begin soliciting votes for its proposed Chapter 11 plan of reorganization from creditors with impaired claims which would receive distributions under such plan.
November 5, 2003	November 4, 2003	Item 5 and 7 – Announcement that UGC extended the exchange offer by its wholly-owned subsidiary for all of the outstanding publicly held shares of UGC Europe until November 7, 2003.
November 10, 2003	November 7, 2003	Item 5 and 7 – Announcement that UGC extended the exchange offer by its wholly-owned subsidiary for all of the outstanding publicly held shares of UGC Europe until November 14, 2003.
November 13, 2003	November 12, 2003	Item 5, 7 and 12 – Announcement that UGC amended the exchange offer for all the outstanding shares of UGC Europe common stock not owned by UGC or its subsidiaries.
November 26, 2003	November 24, 2003
Item 5 – Announcement that Old UGC reached an agreement with UGC, IDT United and the unaffiliated stockholders of IDT United on terms for the restructuring of Old UGC's outstanding 10.75% Senior Discount Notes.
December 17, 2003	December 12, 2003
Item 5 and 7 – Announcements that: the Securities and Exchange Commission declared effective the registration statement on Form S-4 of UGC with respect to UGC's previously announced exchange offer for all of the outstanding common stock of UGC Europe; and in a special meeting, UGC stockholders voted to approve the issuance of UGC's Class A common stock in the previously announced exchange offer for shares of UGC Europe.

December 22, 2003	December 19, 2003	Item 5 – Announcement that UGC, through wholly owned indirect subsidiaries, completed a short form merger of UGC Europe making UGC Europe an indirect wholly owned subsidiary of UGC.

(c) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant as currently in effect.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.(2)
3.3	Bylaws of the Registrant as currently in effect.(1)
4.1	Specimen of Class A Common Stock certificate of the Registrant.(3)
4.2	Specimen of Class B Common Stock certificate of the Registrant.(3)
4.3	Specimen of Class C Common Stock certificate of the Registrant.(3)
4.4	Indenture dated as of February 5, 1998 between UnitedGlobalCom, Inc. (now known as Old UGC, Inc.) and Firstar Bank of Minnesota N.A. (now known as Firstar Bank, N.A.).(4)
4.5	Supplemental Indenture dated January 24, 2002 between UnitedGlobalCom, Inc. (now known as Old UGC, Inc.) and Firstar Bank, N.A., as Trustee.(5)
10.1	Agreement Regarding Old UGC among UnitedGlobalCom, Inc. (now known as Old UGC, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.2	Agreement Regarding Additional Covenants among UGC (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.3	Standstill Agreement among UGC and Liberty Media Corporation, dated as of January 5, 2004.(6)
10.4	Standstill Agreement among UGC (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002 (terminated except as to (i) the Registrant's obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.22).(1)
10.5	Registration Rights Agreement, by and among New UnitedGlobalCom, Inc. (now known as UGC), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.6	1993 Stock Option Plan of the Registrant, amended and restated as of January 22, 2004.
10.7	Stock Option Plan for Non-Employee Directors of the Registrant, effective June 1, 1993, amended and restated as of January 22, 2004.
10.8	Stock Option Plan for Non-Employee Directors of the Registrant, effective March 20, 1998, amended and restated as of January 22, 2004.
10.9	2003 Equity Incentive Plan of the Registrant, effective September 1, 2003.
10.10	ULA Stock Option Plan, effective June 6, 1997, as amended December 6, 2000.(7)
10.11	chello broadband Phantom Stock Option Plan, effective June 19, 1998.(8)
10.12	Amended and Restated Credit Agreement, dated as of April 29, 2003, among VTR, the Subsidiary Guarantors named therein, Toronto Dominion (Texas), Inc., as Administrative Agent, and the Lenders named therein.(9)
10.13	Shareholders Agreement, dated August 10, 2001, by and among UPC, PTC, Canal+ Group and Polcom Invest S.A.(10)
10.14	Restructuring Agreement, dated September 30, 2002, among UPC, New UPC, Inc., UGC, Old UGC, Inc., United Europe, Inc., United UPC Bonds, LLC, and certain holders of notes of UPC.(11)
10.15	Exchange Agreement dated May 14, 2002, among UGC and the Principal Founders identified therein.(12)
10.16	Mutual Release Agreement, dated January 27, 2003, by and among Michael T. Fries, Fries Family Partnership LLLP, UGC and UGC Properties, Inc.(13)
10.17	Mutual Release Agreement, dated January 28, 2003, by and among Mark L. Schneider, MLS Family Partnership LLLP, UGC and UGC Properties, Inc.(13)
10.18	Loan Deferral Agreement, dated January 28, 2003, by and among UGC, Liberty Media Corporation, UGCH Finance, Inc. (f/k/a United Programming Argentina II, Inc.) and LBTW I, Inc.(13)
10.19	UPC Distribution Bank Facility Amended Waiver Letter dated April 4, 2003.(14)
10.20	Securities Purchase Agreement dated April 8, 2003, by and among UGC and Liberty International B-L LLC.(15)
10.21	Amendment Agreement, dated January 5, 2004, by and between UGCH Finance, Inc. and LBTW I, Inc.(6)
10.22	Letter Agreement, dated November 12, 2003, by and between UGC and Liberty Media Corporation.(16)
10.23	Executive Service Agreement between UPC and Charles Bracken dated March 5, 1999.(8)
10.24	Letter Agreement dated as of March 8, 2001 between UPC and Charles Bracken.(17)
10.25	Letter Agreement dated as of May 3, 2002 between UPC and Charles Bracken.(18)
10.26	Loan Agreement between chello broadband N.V. and M. L. Schneider dated August 1999.(8)

10.27	Employment Agreement effective April 19, 2000, among UGC, UPC and and Gene Musselman.
10.28	Addendum to Employment Agreement dated as of September 3, 2003, among UGC, UPC and Gene Musselman.
10.29	Employment Agreement dated January 5, 2004, between UGC and Gene W. Schneider.(6)
10.30	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.31 below.(7)
10.31	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina W. Wildes and Carla G. Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001.(7)
10.32	Modification to Existing Severance Policy effective January 5, 2004.
10.33	Senior Secured Credit Facility dated January 16, 2004 for UPC Broadband as borrower and TD Bank Europe Limited as facility agent and security agent.(19)
10.34	Amendment and Restatement Agreement dated January 16, 2004 between UPC Broadband and UPC Financing Partnership, as borrowers, and the companies listed in Schedule 1 thereto as guarantors with TD Bank Europe Limited and the Toronto Dominion (Texas), Inc. as facility agents, relating to a Credit Agreement, originally dated 26th October, 2000 (the "Amendment and Restatement Agreement").(19)
10.35	Restated Credit Agreement, dated 26th October 2000, as amended and restated pursuant to the Amendment and Restatement Agreement.(19)
14.1	Code of Ethics for our Chief Executive and Senior Financial Officers, as amended and restated on March 11, 2004.
21.1	Subsidiaries of UGC.
23.1	Independent Auditors' Consent.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter from UnitedGlobalCom, Inc. to the Commission re Arthur Andersen LLP.(3)

(1)
Incorporated by reference from UGC's Registration Statement on Form S-1 dated February 14, 2002 (File No. 333-82776).
(2)
Incorporated by reference from UGC's Amendment No. 8 to its Registration Statement on Form S-1 dated September 26, 2003 (File No. 333-82776).
(3)
Incorporated by reference from UGC's Form 10-K for the year ended December 31, 2001 (File No. 000-496-58).
(4)
Incorporated by reference from Old UGC's Form S-4 filed on March 3, 1998 (File No. 333-47245).
(5)
Incorporated by reference from Old UGC's Form 8-K dated January 18, 2002 (File No. 000-21974).
(6)
Incorporated by reference from UGC's Form 8-K dated January 5, 2004 (File No. 000-496-58).
(7)
Incorporated by reference from UGC's Amendment No. 10 to its Registration Statement on Form S-1 dated December 11, 2003 (File No. 333-82776).
(8)
Incorporated by reference from UPC's Form 10-K for the year ended December 31, 2000 (File No. 000-25365).
(9)
Incorporated by reference from UGC's Form 8-K dated May 29, 2003 (File No. 000-496-58).
(10)
Incorporated by reference from UPC's Form 8-K dated December 7, 2001(File No. 000-25365).
(11)
Incorporated by reference from UPC's Form 8-K dated September 30, 2002 (File No. 000-496-58).
(12)
Incorporated by reference from UGC's Form 10-Q for the quarter ended March 31, 2002 (File No. 000-496-58).
(13)
Incorporated by reference from UGC's Amendment No. 3 to its Registration Statement on Form S-1 dated February 7, 2003 (File No. 333-82776).
(14)
Incorporated by reference from UPC's Form 8-K dated April 9, 2003 (File No. 000-25365).
(15)
Incorporated by reference from UGC's Amendment No. 5 to its Registration Statement on Form S-1 dated May 2, 2003 (File No. 333-82776).
(16)
Incorporated by reference from UGC's Form 8-K dated November 13, 2003 (File No. 000-496-58).
(17)
Incorporated by reference from UPC's Form 10-K for the year ended December 31, 2001 (File No. 000-25365).
(18)
Incorporated by reference from UPC's Form 10-Q for the quarter ended June 30, 2002 (File No. 000-25365).
(19)
Incorporated by reference from UGC's Form 8-K dated January 20, 2004 (File No. 000-496-58).

(d) See Index to Financial Statements in (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITEDGLOBALCOM, INC.
March 15, 2004	/s/ CHARLES H.R. BRACKEN* Charles H.R. Bracken, Co-Chief Financial Officer
March 15, 2004	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2004	/s/ ROBERT R. BENNETT* Robert R. Bennett, Director
March 15, 2004	/s/ CHARLES H.R. BRACKEN* Charles H.R. Bracken, Co-Chief Financial Officer
March 15, 2004	/s/ JOHN P. COLE, JR.* John P. Cole, Jr., Director
March 15, 2004	/s/ VALERIE L. COVER* Valerie L. Cover, Vice President, Controller and Co-Principal Accounting Officer
March 15, 2004	/s/ JOHN W. DICK* John W. Dick, Director
March 15, 2004	/s/ MICHAEL T. FRIES* Michael T. Fries, President, Chief Executive Officer and Director
March 15, 2004	/s/ PAUL A. GOULD* Paul A. Gould, Director
March 15, 2004	/s/ GARY S. HOWARD* Gary S. Howard, Director
March 15, 2004	/s/ DAVID B. KOFF* David B. Koff, Director
March 15, 2004	/s/ JOHN C. MALONE* John C. Malone, Director
March 15, 2004	/s/ RUTH E. PIRIE* Ruth E. Pirie, Co-Principal Accounting Officer
March 15, 2004	/s/ GENE W. SCHNEIDER* Gene W. Schneider, Chairman
March 15, 2004	/s/ MARK L. SCHNEIDER* Mark L. Schneider, Director
March 15, 2004	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Co-Chief Financial Officer

* By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Attorney-in-Fact

Independent Auditors' Report

The Board of Directors
    UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 7 to the 2003 consolidated financial statements, in their report dated April 12, 2002 (except with respect to the matter discussed in Note 23 to those consolidated financial statements, as to which the date was May 14, 2002). Such report included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets and in 2003, changed its method of accounting for gains and losses on the early extinguishments of debt.

As discussed above, the 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Denver, Colorado
March 8, 2004

The following is a copy of the Report of Independent Public Accountants previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended in connection with Amendment No. 1 to the Company's Form S-1 Registration Statement filed on June 6, 2002. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. This Audit Report has not been reissued by Arthur Andersen LLP. The information previously contained in Note 23 to those consolidated financial statements is provided in Note 4 to our 2003 consolidated financial statements. The information previously contained in Note 2 to those consolidated financial statements is not included in our 2003 consolidated financial statements.

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

ARTHUR ANDERSEN LLP

Denver, Colorado
April 12, 2002 (except with respect
to the matter discussed in Note 23,
as to which the date is May 14, 2002)

UnitedGlobalCom, Inc.
Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$310,361	$410,185
Restricted cash	25,052	48,219
Marketable equity securities and other investments	208,459	45,854
Subscriber receivables, net of allowance for doubtful accounts of $51,109 and $71,485, respectively	140,075	136,796
Related party receivables	1,730	15,402
Other receivables	63,427	50,759
Deferred financing costs, net	2,730	62,996
Other current assets, net	76,812	95,340

Total current assets	828,646	865,551
Long-term assets
Property, plant and equipment, net	3,342,743	3,640,211
Goodwill	2,519,831	1,250,333
Intangible assets, net	252,236	13,776
Other assets, net	156,215	161,723

Total assets	$7,099,671	$5,931,594

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable	$224,092	$190,710
Accounts payable, related party	1,448	1,704
Accrued liabilities	405,546	328,927
Subscriber prepayments and deposits	141,108	127,553
Short-term debt	–	205,145
Notes payable, related party	102,728	102,728
Current portion of long-term debt	310,804	3,366,235
Other current liabilities	82,149	16,448

Total current liabilities not subject to compromise	1,267,875	4,339,450

Subject to compromise:
Accounts payable and accrued liabilities	14,445	271,250
Short-term debt	5,099	–
Current portion of long-term debt	317,372	2,812,988

Total current liabilities subject to compromise	336,916	3,084,238

Long-term liabilities
Not subject to compromise:
Long-term debt	3,615,902	472,671
Net negative investment in deconsolidated subsidiaries	–	644,471
Deferred taxes	124,232	107,596
Other long-term liabilities	259,493	165,896

Total long-term liabilities not subject to compromise	3,999,627	1,390,634

Guarantees, commitments and contingencies (Note 13)
Minority interests in subsidiaries	22,761	1,402,146

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 287,350,970 and 110,392,692 shares issued, respectively	2,873	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	5,852,896	3,683,644
Deferred compensation	–	(28,473)
Treasury stock, at cost	(70,495)	(34,162)
Accumulated deficit	(3,372,737)	(6,797,762)
Accumulated other comprehensive income (loss)	(943,165)	(1,112,345)

Total stockholders' equity (deficit)	1,472,492	(4,284,874)

Total liabilities and stockholders' equity (deficit)	$7,099,671	$5,931,594

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Statements of Operations
Revenue	$1,891,530	$1,515,021	$1,561,894
Operating expense	(768,838)	(772,398)	(1,062,394)
Selling, general and administrative expense	(493,810)	(446,249)	(690,743)
Depreciation and amortization – Operating expense	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets – Operating expense	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other – Operating expense	(35,970)	(1,274)	(204,127)
Stock-based compensation – Selling, general and administrative expense	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest income, including related party income of $985, $2,722 and $35,336, respectively	13,054	38,315	104,696
Interest expense, including related party expense of $8,218, $24,805 and $58,834, respectively	(327,132)	(680,101)	(1,070,830)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Provision for loss on investments	–	(27,083)	(342,419)
Other (expense) income, net	(14,884)	(93,749)	76,907

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Reorganization expense, net	(32,009)	(75,243)	–
Income tax (expense) benefit, net	(50,344)	(201,182)	40,661
Minority interests in subsidiaries, net	183,182	(67,103)	496,515
Share in results of affiliates, net	294,464	(72,142)	(386,441)

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	–	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

Earnings per share (Note 20):
Basic net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	–	(3.13)	0.18

Basic net income (loss) per share	$7.41	$(0.84)	$(41.29)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	–	(3.12)	0.18

Diluted net income (loss) per share	$7.41	$(0.83)	$(41.29)

Statements of Comprehensive Income
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	61,440	(864,104)	11,157
Change in fair value of derivative assets	10,616	13,443	(24,059)
Change in unrealized gain on available-for-sale securities	97,318	4,029	37,526
Other	(194)	(77)	271

Comprehensive income (loss)	$2,164,548	$(1,203,163)	$(4,469,814)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Class A Treasury Stock		Class B Treasury Stock
														Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation					Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount			Total
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	–	$–	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for subsidiary preference shares	2,155,905	21	–	–	–	–	6,082	–	–	–	–	–	1,423,102	–	1,429,205
Issuance of Class A common stock in connection with stock option plans	311,454	3	–	–	–	–	1,351	–	–	–	–	–	–	–	1,354
Issuance of Class A common stock in connection with 401(k) plan	58,272	1	–	–	–	–	258	–	–	–	–	–	–	–	259
Issuance of common stock by UGC Europe for debt and other liabilities	–	–	–	–	–	–	966,362	–	–	–	–	–	–	–	966,362
Equity transactions of subsidiaries	–	–	–	–	–	–	(129,904)	1,896	–	–	–	–	6,555	–	(121,453)
Amortization of deferred compensation	–	–	–	–	–	–	–	26,577	–	–	–	–	–	–	26,577
Receipt of common stock in satisfaction of executive loans	–	–	–	–	–	–	–	–	188,792	–	672,316	–	–	–	–
Issuance of Class A common stock in connection with the UGC Europe exchange offer	174,432,647	1,744	–	–	–	–	1,325,103	–	4,780,611	(36,333)	–	–	–	–	1,290,514
Net income	–	–	–	–	–	–	–	–	–	–	–	–	1,995,368	–	1,995,368
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	61,440	61,440
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	10,616	10,616
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	97,318	97,318
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(194)	(194)

December 31, 2003	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$–	12,373,643	$(70,495)	672,316	$–	$(3,372,737)	$(943,165)	$1,472,492

Accumulated Other Comprehensive Income (Loss)

	December 31,
	2003	2002
	(In thousands)
Foreign currency translation adjustments	$(1,057,074)	$(1,118,514)
Fair value of derivative assets	–	(10,616)
Other	113,909	16,785

Total	$(943,165)	$(1,112,345)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In thousands, except number of shares)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
													Treasury Stock
											Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448	–	(35,708)	923	–	–	59,104
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	–	–	281,288,158	2,813	1,396,469	–	–	–	–	–	1,399,282
Issuance of Class A common stock in exchange for remaining interest in Old UGC	–	–	–	–	600,000	6	–	–	–	–	(6)	–	–	–	–	–	–
Issuance of Class A common stock in connection with 401(k) plan	–	–	–	–	121,813	1	–	–	–	–	340	–	–	–	–	–	341
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	–	–	(21,395)	12,794	–	–	–	–	(8,601)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	–	–	32,918	–	–	–	–	32,918
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	–	–	1,835,000	(5,101)	–	–	(5,101)
Net income	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(356,454)	–	(356,454)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(864,104)	(864,104)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	13,443	13,443
Change in unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	4,029	4,029
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(77)	(77)

Balances, December 31, 2002	–	$–	–	$–	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In thousands, except number of shares)

	Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock
											Treasury Stock
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2000	425,000	$425,000	287,500	$287,500	83,820,633	$838	19,221,940	$192	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)
Exchange of Class B common stock for Class A common stock	–	–	–	–	194,806	2	(194,806)	(2)	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with stock option plans and 401(k) plan	–	–	–	–	76,504	1	–	–	386	–	–	–	–	–	387
Issuance of Class A common stock for cash	–	–	–	–	11,991,018	120	–	–	19,905	–	–	–	–	–	20,025
Accrual of dividends on Series B, C and D convertible preferred stock	–	14,875	–	10,063	–	–	–	–	(1,873)	–	–	–	(49,875)	–	(26,810)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	–	(14,875)	–	(10,063)	1,959,244	20	–	–	24,918	–	–	–	–	–	–
Equity transactions of subsidiaries and others	–	–	–	–	–	–	–	–	(29,122)	22,159	–	–	–	–	(6,963)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	(1,292)	20,792	–	–	–	–	19,500
Loans to related parties, collateralized with common shares and options	–	–	–	–	–	–	–	–	(6,571)	–	–	–	–	–	(6,571)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(4,494,709)	–	(4,494,709)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	11,157	11,157
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	(24,059)	(24,059)
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	37,526	37,526
Cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	523	523
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(252)	(252)

Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	38,024	28,228	8,818
Depreciation and amortization	808,663	730,001	1,147,176
Impairment of long-lived assets	402,239	437,427	1,525,069
Accretion of interest on senior notes and amortization of deferred financing costs	50,733	234,247	492,387
Unrealized foreign exchange (gains) losses, net	(84,258)	(745,169)	125,722
Loss on derivative securities	12,508	115,458	–
Gain on extinguishment of debt	(2,183,997)	(2,208,782)	3,447
(Gain) loss on sale of investments in affiliates and other assets, net	(279,442)	(117,262)	416,803
Provision for loss on investments	–	27,083	342,419
Reorganization expenses, net	32,009	75,243	–
Deferred tax provision	(18,161)	104,068	(43,167)
Minority interests in subsidiaries, net	(183,182)	67,103	(496,515)
Share in results of affiliates, net	(294,464)	72,142	386,441
Cumulative effect of change in accounting principle	–	1,344,722	(20,056)
Change in assets and liabilities:
Change in receivables, net	49,238	42,175	68,137
Change in other assets	(8,368)	4,628	2,489
Change in accounts payable, accrued liabilities and other	55,182	(148,466)	(135,604)

Net cash flows from operating activities	392,092	(293,608)	(671,143)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(1,000)	(117,221)	(1,691,751)
Proceeds from sale of short-term liquid investments	45,561	152,405	1,907,171
Restricted cash released (deposited), net	24,825	40,357	(74,996)
Investments in affiliates and other investments	(20,931)	(2,590)	(60,654)
Proceeds from sale of investments in affiliated companies	45,447	–	120,416
New acquisitions, net of cash acquired	(2,150)	(22,617)	(39,950)
Capital expenditures	(333,124)	(335,192)	(996,411)
Purchase of interest rate caps	(9,750)	–	–
Settlement of interest rate caps	(58,038)	–	–
Other	7,806	27,595	(45,192)

Net cash flows from investing activities	(301,354)	(257,263)	(881,367)

Cash Flows from Financing Activities
Issuance of common stock	1,354	200,006	24,054
Proceeds from notes payable to shareholder	–	102,728	–
Proceeds from short-term and long-term borrowings	23,161	42,742	1,673,981
Retirement of existing senior notes	–	(231,630)	(261,309)
Financing costs	(2,233)	(18,293)	(17,771)
Repayments of short-term and long-term borrowings	(233,506)	(90,331)	(766,950)
Other	–	–	(6,571)

Net cash flows from financing activities	(211,224)	5,222	645,434

Effects of Exchange Rates on Cash	20,662	35,694	(49,612)

Decrease in Cash and Cash Equivalents	(99,824)	(509,955)	(956,688)
Cash and Cash Equivalents, Beginning of Year	410,185	920,140	1,876,828

Cash and Cash Equivalents, End of Year	$310,361	$410,185	$920,140

Supplemental Cash Flow Disclosure
Cash paid for reorganization expenses	$27,084	$33,488	$–

Cash paid for interest	$185,591	$304,274	$519,221

Cash paid for income taxes	$1,947	$14,260	$–

Non-Cash Investing and Financing Activities
Issuance of subsidiary common stock for financial assets	$966,362	$–	$–

Issuance of common stock for acquisitions	$1,326,847	$1,206,441	$–

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its subsidiaries the "Company", "UGC", "we", "us", "our" or similar terms) was formed in February 2001 as part of a series of planned transactions with Old UGC, Inc. ("Old UGC", formerly known as UGC Holdings, Inc., now our wholly owned subsidiary) and Liberty Media Corporation (together with its subsidiaries and affiliates "Liberty"), which restructured and recapitalized our business. We are an international broadband communications provider of video, voice and Internet services with operations in 15 countries outside the United States. UGC Europe, Inc. (together with its subsidiaries "UGC Europe"), our largest consolidated operation, is a pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. UGC Europe's operations are currently organized into two principal divisions – UPC Broadband and chellomedia. UPC Broadband delivers video, high-speed Internet access and telephone services to residential customers. chellomedia provides broadband Internet and interactive digital products and services, produces and markets thematic channels, operates our digital media center and operates a competitive local exchange carrier business providing telephone and data network solutions to the business market under the brand name Priority Telecom. Our primary Latin American operation, VTR GlobalCom S.A. ("VTR"), provides multi-channel television, high-speed Internet access and residential telephone services in Chile. We also have an approximate 19% interest in SBS Broadcasting S.A. ("SBS"), a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd. ("Austar United"), a pay-TV provider in Australia.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP")requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property, plant and equipment, restructuring accruals and other special items. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents, Restricted Cash, Marketable Equity Securities and Other Investments

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than three months. Restricted cash includes cash held as collateral for letters of credit and other loans, and is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement. Marketable equity securities and other investments include marketable equity securities, certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months.

Marketable equity securities and other investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these marketable equity securities and other investments are reported as a separate component of stockholders' equity. Declines in the fair value of marketable equity securities and other investments that are other than temporary are recognized in the statement of operations, thus establishing a new cost basis for such investment. These marketable equity securities and other investments are evaluated on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the historical volatility of the price of each security and any market and company specific factors related to each security. Declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case-by-case basis to determine whether any company or market-specific factors exist that would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to the statement of operations, absent specific factors to the contrary.

We estimate fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. Generally, upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer pursued. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, replacements and improvements that extend asset lives are capitalized and costs for normal repair and maintenance are charged to expense as incurred. Costs associated with the construction of cable networks, transmission and distribution facilities are capitalized (including capital leases). Depreciation is calculated using the straight-line method over the economic useful life of the asset. Costs associated with new cable, telephone and Internet access subscriber installations are capitalized and depreciated over the average expected subscriber life. Subscriber installation costs include direct labor, materials (such as cabling, wiring, wall plates and fittings) and related overhead (such as indirect labor, logistics and inventory handling).

The economic lives of property, plant and equipment at acquisition are as follows:

Customer premise equipment	4-10 years
Commercial	3-20 years
Scaleable infrastructure	3-20 years
Line extensions	5-20 years
Upgrade/rebuild	3-20 years
Support capital	1-33 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Other intangible assets consist principally of customer relationships, trademarks and computer software. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level on an annual basis. Goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

Investments in Affiliates, Accounted for under the Equity Method

For those investments in unconsolidated subsidiaries and companies in which our voting interest is 20% to 50%, our investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and we exert significant influence through Board representation and management authority, the equity method of accounting is used. The cost method of accounting is used for our investments in affiliates in which our ownership interest is less than 20% and where we do not exert significant influence. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. We evaluate our investments in publicly traded securities accounted for under the equity method periodically for impairment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. A decline in value of an investment which is other than temporary is recognized as a realized loss, establishing a new carrying amount for the investment. Factors considered in making this evaluation include the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer, and our intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value.

Derivative Financial Instruments

We use derivative financial instruments from time to time to manage exposure to movements in foreign currency exchange rates and interest rates. We account for derivative financial instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded as a component of other comprehensive income or loss in stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The change in fair value of the hedged item is recorded as an adjustment to its carrying value on the balance sheet. For derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings.

Subscriber Prepayments and Deposits

Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Cable Network Revenue and Related Costs

We recognize revenue from the provision of video, telephone and Internet access services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over our cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.

Other Revenue and Related Costs

We recognize revenue from the provision of direct-to-home satellite services, or "DTH", telephone and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of subscriber receivables. Concentration of credit risk with respect to subscriber receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers who are delinquent.

Stock-Based Compensation

We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). We have provided pro forma disclosures of net income (loss) under the fair value method of accounting for these plans, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"), as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss), as reported	$1,995,368	$(356,454)	$(4,494,709)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	29,242	28,228	8,818
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(57,101)	(102,837)	(98,638)

Pro forma net income (loss)	$1,967,509	$(431,063)	$(4,584,529)

Basic net income (loss) per common share:
As reported	$7.41	$(0.84)	$(41.29)

Pro forma	$7.35	$(1.01)	$(42.10)

Diluted net income (loss) per common share:
As reported	$7.41	$(0.83)	$(41.29)

Pro forma	$7.35	$(1.01)	$(42.10)

(1)
Not including SARs. Compensation expense for SARs is the same under APB 25 and SFAS 123.

Stock-based compensation is recorded as a result of applying variable-plan accounting to stock appreciation rights ("SARs") granted to employees and vesting of certain of our fixed stock-based compensation plans. Under variable-plan accounting, compensation expense (credit) is recognized at each financial statement date for vested SARs based on the difference between the grant price and the estimated fair value of our Class A common stock, until the SARs are exercised or expire, or until the fair value is less than the original grant price. Under fixed-plan accounting, deferred compensation is recorded for the excess of fair value over the exercise price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the vesting period of the options.

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if we believe it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.

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

Foreign Operations and Foreign Currency Exchange Rate Risk

Our consolidated financial statements are prepared in U.S. dollars. Almost all of our operations are conducted in a currency other than the U.S. dollar. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders' equity (deficit). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain items such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company's functional currency, which results in foreign exchange gains and losses recorded in the consolidated statement of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. We adopted SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 required us to reclassify gains and losses associated with the extinguishment of debt (including the related tax effects) from extraordinary classification to other income in the accompanying consolidated statements of operations.

3. Acquisitions, Dispositions and Other

2003

Acquisition of UPC Preference Shares

On February 12, 2003, we issued 368,287 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 6, 2003, among us and Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio. In consideration for issuing the 368,287 shares of our Class A common stock, we acquired 1,833 preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 890,030 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On February 13, 2003, we issued 482,217 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 11, 2003, among us and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc. In consideration for the 482,217 shares of our Class A common stock, we acquired 2,400 preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 1,165,352 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $610.9 million was recognized from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of these preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders' equity (deficit).

On April 4, 2003, we issued 879,041 shares of our Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among us, a subsidiary of ours, Motorola Inc. and Motorola UPC Holdings, Inc. In consideration for the 879,041 shares of our Class A common stock, we acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 14, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated April 8, 2003, between us and Liberty International B-L LLC. In consideration for the 426,360 shares of our Class A common stock, we acquired 2,122 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $812.2 million was recognized during the second quarter of 2003 from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of the preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders' equity (deficit).

United Pan-Europe Communications N.V. Reorganization

In September 2003, as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law, UGC Europe acquired all of the stock of, and became the successor issuer to, UPC. Prior to UPC's reorganization, we were the majority stockholder and largest single creditor of UPC. We became the holder of approximately 66.6% of UGC Europe's common stock in exchange for the equity and debt of UPC that we owned prior to UPC's reorganization. UPC's other bondholders and third-party holders of UPC's ordinary shares and preference shares exchanged their securities for the remaining 33.4% of UGC Europe's common stock.

We accounted for this restructuring as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC's senior notes, senior discount notes and UPC's exchangeable loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt ($3.076 billion) over the fair value of UGC Europe common stock issued ($966.4 million).

UGC Europe Exchange Offer and Merger

On December 18, 2003, we completed an exchange offer pursuant to which we offered to exchange 10.3 shares of our Class A common stock for each outstanding share of UGC Europe common stock not owned by us. On December 19, 2003, we effected a short-form merger between UGC Europe and one of our subsidiaries on the same terms offered in the exchange offer. We issued 172,248,306 shares of our Class A common stock to third parties in connection with the exchange offer and merger (including 2,596,270 shares subject to appraisal rights that were withdrawn subsequent to December 31, 2003), as well as 4,780,611 shares to Old UGC to acquire its UGC Europe common stock. We now own all of the outstanding equity securities of UGC Europe.

We valued the exchange offer and merger for accounting purposes at $1.315 billion, based on the issuance of our Class A common stock at the average closing price of such stock for the five days surrounding November 12, 2003, the date we announced the revised and final terms of the exchange offer, and our estimated transaction costs, consisting primarily of dealer-manager, legal and accounting fees, printing costs, other external costs and other purchase consideration directly related to the exchange offer and merger. This total value includes $19.7 million related to the value of shares subject to appraisal rights that were withdrawn in January 2004. This amount is included in other current liabilities in the accompanying consolidated balance sheet.

We accounted for the exchange offer and merger using the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). Under the purchase method of accounting, the total estimated purchase price was allocated to the minority shareholders' proportionate interest in UGC Europe's identifiable tangible and intangible assets and liabilities acquired by us based upon their estimated fair values upon completion of the transaction. Purchase price in excess of the book value of these identifiable tangible and intangible assets and liabilities acquired was allocated as follows (in thousands):

Property, plant and equipment	$717
Goodwill	1,005,148
Customer relationships and tradename	243,212
Other assets	10,556
Other liabilities	55,271

Total consideration	$1,314,904

The excess purchase price over the net identifiable tangible and intangible assets and liabilities acquired was recorded as goodwill, which is not deductible for tax purposes. This goodwill was attributable to the following:

  •
  Our ability to create a simpler, unified capital structure in which equity investors would participate in our equity at a single level, which would lead to greater liquidity for investors, due to the larger combined public float;
  •
  Our ability to facilitate the investment and transfer of funds between us and UGC Europe and its subsidiaries, thereby creating more efficient uses of our consolidated financial resources; and
  •
  Our assessment that the elimination of public stockholders at the UGC Europe level would create opportunities for cost reductions and organizational efficiencies through, among other things, the combination of UGC Europe's and our separate corporate functions into a better integrated, unitary corporate organization.

The following unaudited pro forma condensed consolidated operating results give effect to this transaction as if it had been completed as of January 1, 2003 (for 2003 results) and as of January 1, 2002 (for 2002 results). This unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would actually have been if this transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable:

	Year Ended December 31,
	2003	2002
	(In thousands, except share and per share amounts)
Revenue	$1,891,530	$1,515,021

Income before cumulative effect of change in accounting principle	$1,805,225	$1,014,908

Net income (loss)	$1,805,225	$(329,814)

Earnings per share:
Basic net income (loss) per share before cumulative effect of change in accounting principle	$4.99	$1.63
Cumulative effect of change in accounting principle	–	(2.17)

Basic net income (loss) per share	$4.99	$(0.54)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$4.98	$1.63
Cumulative effect of change in accounting principle	–	(2.17)

Diluted net income (loss) per share	$4.98	$(0.54)

2002

Merger Transaction

On January 30, 2002, we completed a transaction with Liberty and Old UGC, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  Liberty contributed approximately 9.9 million shares of Old UGC Class B common stock and approximately 12.0 million shares of Old UGC Class A common stock to us and in exchange for these contributions, we issued Liberty approximately 21.8 million shares of our Class C common stock;
  •
  Certain long-term stockholders of Old UGC (the "Founders") transferred their shares of Old UGC Class B common stock to limited liability companies, which limited liability companies then merged into us. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of Old UGC Class B common stock transferred by them to the limited liability companies; and
  •
  Four of the Founders (the "Principal Founders") contributed $3.0 million to Old UGC in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in Old UGC and entitled them to elect one-half of Old UGC's directors.

As a result of the merger transaction:

  •
  Old UGC became our 99.5%-owned subsidiary, and the Principal Founders held the remaining 0.5% interest in Old UGC;
  •
  Each share of Old UGC's Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;
  •
  The shares of Old UGC's Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of Old UGC Class A common stock the holders of Old UGC's preferred stock would have received had they converted their preferred stock immediately prior to the merger;
  •
  Liberty had the right to elect four of our 12 directors;
  •
  The Founders had the effective voting power to elect eight of our 12 directors; and
  •
  We had the right to elect half of Old UGC's directors and the Principal Founders had the right to elect the other half of Old UGC's directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which Old UGC became our wholly-owned subsidiary and we became entitled to elect the entire board of directors of Old UGC).

Immediately following the merger transaction:

  •
  Liberty contributed to us the UPC Exchangeable Loan which had an accreted value of $891.7 million as of January 30, 2002 and, as a result, UPC owed the amount payable under such loan to us rather than to Liberty;
  •
  Liberty contributed $200.0 million in cash to us;
  •
  Liberty contributed to us certain UPC bonds (the "United UPC Bonds") and, as a result, UPC owed the amounts represented by the United UPC Bonds to us rather than to Liberty; and
  •
  In exchange for the contribution of these assets to us, an aggregate of approximately 281.3 million shares of our Class C common stock was issued to Liberty.

In December 2001, IDT United, Inc. ("IDT United") commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior discount notes of Old UGC (the "Old UGC Senior Notes"). As of the expiration of the tender offer on February 1, 2002, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United. IDT United's sole purpose was to tender for the Old UGC Senior Notes.

Prior to the merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the Old UGC Senior Notes (which had previously been distributed to Liberty by IDT United in redemption of a portion of Liberty's equity interest and in prepayment of a portion of IDT United's debt to Liberty), as well as all of Liberty's remaining interest in IDT United. The purchase price for the Old UGC Senior Notes and Liberty's interest in IDT United was:

  •
  Our assumption of approximately $304.6 million of indebtedness owed by Liberty to Old UGC; and
  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, Liberty loaned us approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned us an additional approximately $85.4 million. We used the proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to Liberty accrued interest at 8.0% annually, compounded and payable quarterly, and were cancelled in January 2004 (see Note 22). Subsequent to these transactions, IDT United held Old UGC Senior Notes with a principal amount at maturity of $599.2 million. Although we only retain a 33.3% common equity interest in IDT United, we consolidate IDT United as a "variable interest entity", as we are the primary beneficiary of an entity that has insufficient equity at risk.

On May 14, 2002, the Principal Founders transferred all of the shares of Old UGC common stock held by them to us in exchange for an aggregate of 600,000 shares of our Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and us. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, Old UGC became our wholly-owned subsidiary, and we were entitled to elect the entire board of directors of Old UGC. This transaction was the final step in the recapitalization of Old UGC.

We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of Old UGC as if the merger transaction had been consummated at the inception of Old UGC. The purchase of the Old UGC Senior Notes directly from Liberty and the purchase of Liberty's interest in IDT United were recorded at fair value. The issuance of our new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of our common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in Old UGC's historical financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of approximately $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost, as follows:

	Fair Value at Acquisition	Book Value	Gain/(Loss)
	(In thousands)
Old UGC Senior Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)

Total gain on extinguishment of debt	$1,744,651	$3,501,940	$1,757,289

We also recorded a deferred income tax provision of $110.6 million related to a portion of the gain on extinguishment of the Old UGC Senior Notes.

Transfer of German Shares

Until July 30, 2002, UPC had a 51% ownership interest in EWT/TSS Group through its 51% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately €358.8 million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the minority shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the minority shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former minority shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders agreement. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective

August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany. Details of the assets and liabilities of UPC Germany as of August 1, 2002 were as follows (in thousands):

Working capital	$(74,809)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Gain on reversal of net negative investment	147,925

Net cash deconsolidated	$(9,249)

Other

In January 2002, we recognized a gain of $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

In June 2002, we recognized a gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of certain interest rate and cross currency derivative contracts between the banks and UPC.

2001

In December 2001, UPC and Canal+ Group, the television and film division of Vivendi Universal ("Canal+") merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycypacyjna S.A., a subsidiary of Canal+ ("TKP"), and placed €30.0 million ($26.8 million) cash into an escrow account, which was used to fund TKP with a loan of €30.0 million in January 2002 (the "JV Loan"). In return, UPC Polska received a 25% ownership interest in TKP and €150.0 ($134.1) million in cash. UPC Polska's investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

4. Marketable Equity Securities and Other Investments

	December 31, 2003		December 31, 2002
	Fair Value	Unrealized Gain	Fair Value	Unrealized Gain
	(In thousands)		(In thousands)
SBS common stock	$195,600	$105,790	$–	$–
Other equity securities	10,725	6,098	–	–
Corporate bonds and other	2,134	856	45,854	14

Total	$208,459	$112,744	$45,854	$14

We recorded an aggregate charge to earnings for other than temporary declines in the fair value of certain of our investments of approximately nil, $2.0 million and nil for the years ended December 31, 2003, 2002 and 2001, respectively.

We own 6.0 million shares of SBS. Historically, our common share ownership interest in SBS was accounted for under the equity method of accounting, as we were able to exert significant influence. On December 19, 2003, SBS redeemed certain of its outstanding debt and as a result issued new common shares to the note holders which reduced our ownership interest. As we no longer have the ability to exercise significant influence over SBS, we changed our accounting method from the equity method to the cost method, and marked these shares to fair value as available-for-sale securities.

5. Property, Plant and Equipment

	December 31, 2002	Additions	Disposals	Impairments(1)	UGC Europe Exchange Offer(2)	Foreign Currency Translation Adjustments	December 31, 2003
	(In thousands)
Customer premises equipment	$1,003,950	$95,834	$(2,459)	$(89,971)	$20,936	$201,941	$1,230,231
Commercial	5,670	–	–	–	–	235	5,905
Scaleable infrastructure	637,171	44,177	–	(23,806)	(8,973)	138,000	786,569
Line extensions	2,055,614	66,216	–	(302,280)	(3,806)	373,306	2,189,050
Upgrade/rebuild	846,406	30,287	–	(4,854)	(5,653)	151,127	1,017,313
Support capital	696,362	70,972	(473)	(30,874)	4,824	127,250	868,061
Priority Telecom(3)	306,233	17,074	–	(415)	(5,357)	43,521	361,056
UPC Media	83,598	5,833	–	(6,438)	(1,254)	16,447	98,186

Total	5,635,004	330,393	(2,932)	(458,638)	717	1,051,827	6,556,371
Accumulated depreciation	(1,994,793)	(804,937)	2,123	64,788	–	(480,809)	(3,213,628)

Net property, plant and equipment	$3,640,211	$(474,544)	$(809)	$(393,850)	$717	$571,018	$3,342,743

(1)
See Note 17.

(2)
See Note 3.

(3)
Consists primarily of network infrastructure and equipment.

6. Goodwill

The change in the carrying amount of goodwill by operating segment for the year ended December 31, 2003 is as follows:

	December 31, 2002	Acquisitions	UGC Europe Exchange Offer(1)	Foreign Currency Translation Adjustments	December 31, 2003
	(In thousands)
Europe:
Austria	$140,349	$383	$167,209	$31,640	$339,581
Belgium	14,284	–	24,467	1,747	40,498
Czech Republic	–	–	67,138	1,240	68,378
Hungary	73,878	229	142,809	11,723	228,639
The Netherlands	705,833	–	256,415	149,310	1,111,558
Norway	9,017	–	28,553	930	38,500
Poland	–	–	36,368	672	37,040
Romania	20,138	–	2,698	324	23,160
Slovak Republic	3,353	–	22,644	1,133	27,130
Sweden	142,771	–	30,823	31,270	204,864
chellomedia	–	–	122,304	2,258	124,562
UGC Europe, Inc.	–	–	103,720	1,915	105,635

Total	1,109,623	612	1,005,148	234,162	2,349,545
Latin America:
Chile	140,710	–	–	29,576	170,286

Total	$1,250,333	$612	$1,005,148	$263,738	$2,519,831

(1)
See Note 3.

We adopted SFAS 142 effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion. This amount has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142. We also recorded impairment charges totaling $362.8 million based on our annual impairment test effective December 31, 2002.

Pro Forma Information

Prior to January 1, 2002, goodwill and excess basis on equity method investments was generally amortized over 15 years. The following presents the pro forma effect on net loss for the year ended December 31, 2001, from the reduction of amortization expense on goodwill and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142 (in thousands, except per share amounts):

Year Ended December 31, 2001
Net loss as reported	$(4,494,709)
Goodwill amortization
UPC and subsidiaries	379,449
VTR	11,310
Austar United and subsidiaries	12,765
Other	2,881
Amortization of excess basis on equity investments
UPC affiliates	35,940
Austar United affiliates	2,823
Other	2,027

Adjusted net loss	$(4,047,514)

Basic and diluted net loss per common share as reported	$(41.29)
Goodwill amortization
UPC and subsidiaries	3.45
VTR	0.10
Austar United and subsidiaries	0.12
Other	0.03
Amortization of excess basis on equity investments
UPC affiliates	0.33
Austar United affiliates	0.03
Other	0.02

Adjusted basic and diluted net loss per common share	$(37.21)

7. Intangible Assets

Other intangible assets consist primarily of customer relationships, tradename, licenses and capitalized software. Customer relationships are amortized over the expected lives of our customers. The weighted-average amortization period of the customer relationship intangible is approximately 7.5 years. Tradename is an indefinite-lived intangible asset that is not subject to amortization. The following tables present certain information for other intangible assets. Actual amounts of amortization expense may differ from estimated amounts due to additional acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

	December 31, 2002	Additions	Impairments(1)	Disposals	UGC Europe Exchange Offer	Foreign Currency Translation Adjustments	December 31, 2003
	(In thousands)
Intangible assets with definite lives:
Customer relationships	$–	$–	$–	$–	$220,290	$4,068	$224,358
License fees	25,075	1,489	(13,871)	(3,815)	–	2,870	11,748
Other	10,493	233	–	(4,132)	–	1,925	8,519
Intangible assets with indefinite lives:
Tradename	–	–	–	–	22,922	424	23,346

Total	35,568	1,722	(13,871)	(7,947)	243,212	9,287	267,971
Accumulated amortization	(21,792)	(3,726)	5,482	7,537	–	(3,236)	(15,735)

Net intangible assets	$13,776	$(2,004)	$(8,389)	$(410)	$243,212	$6,051	$252,236

(1)
See Note 17.

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Amortization expense	$3,726	$16,632	$19,136

	Year Ended December 31,
	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Estimated amortization expense	$33,043	$31,816	$30,515	$30,515	$30,515	$72,486

8. Long-Term Debt

	December 31,
	2003	2002
	(In thousands)
UPC Distribution Bank Facility	$3,698,586	$3,289,826
UPC Polska notes	317,372	377,110
VTR Bank Facility	123,000	—
Old UGC Senior Notes	24,627	24,313
Other	80,493	133,148
PCI notes	–	14,509
UPC July 1999 senior notes(1)	–	1,079,062
UPC January 2000 senior notes(1)	–	1,075,468
UPC October 1999 senior notes(1)	–	658,458

Total	4,244,078	6,651,894
Current portion	(628,176)	(6,179,223)

Long-term portion	$3,615,902	$472,671

(1)
These senior notes and senior discount notes were converted into common stock of UGC Europe in connection with UPC's reorganization.

UPC Distribution Bank Facility

The UPC Distribution Bank Facility is guaranteed by UPC's majority owned cable operating companies, excluding Poland, and is senior to other long-term debt obligations of UPC. The UPC Distribution Bank Facility credit agreement contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions.

The following table provides detail of the UPC Distribution Bank Facility:

			Amount Outstanding December 31, 2003
	Currency/Tranche Amount
Tranche							Payment Begins	Final Maturity
	Euros	US dollars	Euros	US dollars	Interest Rate(4)	Description
	(In thousands)
Facility A(1)(2)(3)	€ 666,750	$840,529	€ 230,000	$289,946	EURIBOR +2.25%-4.0%	Revolving credit	June-06	June-08
Facility B(1)(2)	2,333,250	2,941,380	2,333,250	2,941,380	EURIBOR +2.25%-4.0%	Term loan	June-04	June-08
Facility C1(1)	95,000	119,760	95,000	119,760	EURIBOR +5.5%	Term loan	June-04	March-09
Facility C2(1)	405,000	347,500	275,654	347,500	LIBOR +5.5%	Term loan	June-04	March-09

Total			€2,933,904	$3,698,586

(1)
An annual commitment fee of 0.5% over the unused portions of each facility is applicable.
(2)
Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.
(3)
The availability under Facility A of €436.8 ($550.6) million can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.
(4)
As of December 31, 2003, six month EURIBOR and LIBOR rates were 2.2% and 1.2%, respectively.

In January 2004, the UPC Distribution Bank Facility was amended to:

  •
  Permit indebtedness under a new facility ("Facility D"). The new facility has substantially the same terms as the existing facility and consists of five different tranches totaling €1.072 billion. The proceeds of Facility D are limited in use to fund the scheduled payments of Facility B under the existing facility between December 2004 and December 2006;
  •
  Increase and extend the maximum permitted ratios of senior debt to annualized EBITDA (as defined in the bank facility) and lower and extend the minimum required ratios of EBITDA to senior interest and EBITDA to senior debt service;

  •
  Include a total debt to annualized EBITDA ratio and EBITDA to total cash interest ratio;
  •
  Include a mandatory prepayment from proceeds of debt issuance and net equity proceeds received by UGC Europe; and
  •
  Permit acquisitions depending on certain leverage ratios and other restrictions.

UPC Polska Notes

On July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On January 22, 2004, the U.S. Bankruptcy Court confirmed UPC Polska's Chapter 11 plan of reorganization, which was consummated and became effective on February 18, 2004, when UPC Polska emerged from the Chapter 11 proceedings. In accordance with UPC Polska's plan of reorganization, third-party note holders received a total of $80.0 million in cash, $100.0 million in new 9.0% UPC Polska notes due 2007, and approximately 2.0 million shares of our Class A common stock in exchange for the cancellation of their claims. Two subsidiaries of UGC Europe, UPC Telecom B.V. and Belmarken Holding B.V., received $15.0 million in cash and 100% of the newly issued membership interests denominated as stock of the reorganized company in exchange for the cancellation of their claims.

VTR Bank Facility

In May 2003, VTR and VTR's senior lenders amended and restated VTR's existing senior secured credit facility. Principal payments are payable during the term of the facility on a quarterly basis beginning March 31, 2004, with final maturity on December 31, 2006. The VTR Bank Facility bears interest at LIBOR plus 5.50% (subject to adjustment under certain conditions) and is collateralized by tangible and intangible assets pledged by VTR and certain of its operating subsidiaries, as set forth in the credit agreement. The VTR Bank Facility is senior to other long-term debt obligations of VTR. The VTR Bank Facility credit agreement establishes certain covenants with respect to financial statements, existence of lawsuits, insurance, prohibition of material changes, limits to taxes, indebtedness, restriction of payments, capital expenditures, compliance ratios, governmental approvals, coverage agreements, lines of business, transactions with related parties, certain obligations with subsidiaries and collateral issues.

Old UGC Senior Notes

The Old UGC Senior Notes accreted to an aggregate principal amount of $1.375 billion on February 15, 2003, at which time cash interest began to accrue. Commencing August 15, 2003, cash interest on the Old UGC Senior Notes is payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The Old UGC Senior Notes mature on February 15, 2008. As of December 31, 2003, the following entities held the Old UGC Senior Notes:

	Principal Amount at Maturity
	(In thousands)
UGC	$638,008	(1)
IDT United	599,173	(1)
Third parties	24,627

Total	$1,261,808

(1)
Eliminated in consolidation.

The Old UGC Senior Notes began to accrue interest on a cash-pay basis on February 15, 2003, with the first payment due August 15, 2003. Old UGC did not make this interest payment. Because this failure to pay continued for a period of more than 30 days, an event of default exists under the terms of the Old UGC Senior Notes indenture. On November 24, 2003, Old UGC, which principally owns our interests in Latin America and Australia, reached an agreement with us, IDT United (in which we have a 94% fully diluted interest and a 33% common equity interest) and the unaffiliated stockholders of IDT United on terms for the restructuring of the Old UGC Senior Notes. Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. The agreement and related transactions, if implemented, would result in the acquisition by Old UGC of the Old UGC Notes held by us (following cancellation of offsetting obligations) and IDT United for common stock of Old UGC. Old UGC Senior Notes held by third parties would either be left outstanding (after cure and reinstatement) or acquired for our Class A Common Stock (or, at our election, for cash). Subject to consummation of the transactions contemplated by the agreement, we expect to acquire the interests of the unaffiliated stockholders in IDT United for our Class A Common Stock and/or cash, at our election, in which case Old UGC would continue to be wholly owned by us. The value of any Class A Common Stock to be issued by us in these transactions is not expected to exceed $45 million. A claim was filed in the Chapter 11 proceeding by Excite@Home. See Note 13.

Long-Term Debt Maturities

The maturities of our long-term debt are as follows (in thousands):

Year Ended December 31, 2004	$628,176
Year Ended December 31, 2005	718,903
Year Ended December 31, 2006	1,002,106
Year Ended December 31, 2007	671,704
Year Ended December 31, 2008	813,423
Thereafter	409,766

Total	$4,244,078

9. Fair Value of Financial Instruments

	December 31, 2003			December 31, 2002
	Carrying Value	Fair Value		Carrying Value	Fair Value
	(In thousands)
UPC Distribution Bank Facility	$3,698,586	$3,698,586	(1)	$3,289,826	$3,289,826	(2)
UPC Polska Notes	317,372	194,500	(3)	377,110	99,133	(4)
VTR Bank Facility	123,000	123,000	(5)	144,000	144,000	(5)
Note payable to Liberty	102,728	102,728	(6)	102,728	102,728	(6)
Old UGC Senior Notes	24,627	20,687	(7)	24,313	8,619	(4)
UPC July 1999 Senior Notes	–	–		1,079,062	64,687	(4)
UPC October 1999 Senior Notes	–	–		658,458	41,146	(4)
UPC January 2000 Senior Notes	–	–		1,075,468	68,152	(4)
UPC FiBI Loan	–	–		57,033	–	(8)
Other	85,592	85,592	(9)	151,769	151,769	(9)

Total	$4,351,905	$4,225,093		$6,959,767	$3,970,060

(1)
In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) Moody's Investor Service rated the facility at B+; and c) the credit agreement was amended in January 2004 to add a new €1.072 billion tranche on similar credit terms as the previous facility.
(2)
In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) the restructuring plan of UPC assumed this facility was valued at par (100% of carrying amount); b) the reorganization plan of UPC assumed, in liquidation, that the lenders of the facility would be paid back 100%, based on seniority in liquidation (i.e., the assets of UPC Distribution were sufficient to repay the facility in a liquidation scenario); c) certain lenders under the facility confirmed to us they did not mark down the facility on their books; and d) when the facility was amended in connection with the restructuring agreement on September 30, 2002, the revised terms included increased fees and margin (credit spread), resetting the terms of this variable-rate facility to market.
(3)
Fair value represents the consideration UPC Polska note holders received from the consummation of UPC Polska's second amended Chapter 11 plan of reorganization.
(4)
Fair value is based on quoted market prices.
(5)
In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) VTR is not highly leveraged; c) VTR's results of operations exceeded budget in 2002 and 2003; d) the Chilean peso strengthened considerably in 2003; and e) in May 2003 the credit agreement was amended and restated on similar credit terms to the previous facility.
(6)
We extinguished this obligation at its carrying amount in January 2004 through the issuance of our Class A common stock at fair value.
(7)
Fair value is based on an independent valuation analysis.
(8)
Fair value of our Israeli investment was determined to be nil by an independent valuation firm in 2002. The FiBI Loan was secured by this investment. On October 30, 2002, the First International Bank of Israel ("FiBI") and we agreed to sell our Israeli investment to a wholly-owned subsidiary of FiBI in exchange for the extinguishment of the FiBI Loan. This transaction closed on February 24, 2003.
(9)
Fair value approximates carrying value.

The carrying value of cash and cash equivalents, subscriber receivables, other receivables, other current assets, accounts payable, accrued liabilities and subscriber prepayments and deposits approximates fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices at the reporting date.

10. Derivative Instruments

We had a cross currency swap related to the UPC Distribution Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. On November 29, 2002, the swap was settled for €64.6 million. We also had an interest rate swap related to the UPC Distribution Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the EURIBOR portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, accordingly, the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity (deficit). This swap expired April 15, 2003. During the first quarter of 2003, we purchased an interest rate cap on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005. The changes in fair value of these interest swaps are recorded through other income in the consolidated statement of operations. For the years ended December 31, 2003, 2002 and 2001, we recorded losses of $56.3 million, $130.1 million and $105.8 million, respectively, in connection with the change in fair value of these derivative instruments. The fair value of these derivative contracts as of December 31, 2003 was $45.6 million (liability).

Certain of our operating companies' programming contracts are denominated in currencies that are not the functional currency or local currency of that operating company, nor that of the counter party. As a result, these contracts contain embedded foreign exchange derivatives that require separate accounting. We report these derivatives at fair value, with changes in fair value recognized in earnings.

11. Bankruptcy Proceedings

In September 2002, we and other creditors of UPC reached a binding agreement on a recapitalization and reorganization plan for UPC. In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York, including a pre-negotiated plan of reorganization dated December 3, 2002. On that date, UPC also commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed a proposed plan of compulsory composition with the Amsterdam Court under the Dutch bankruptcy code. The U.S. Bankruptcy Court confirmed the reorganization plan on February 20, 2003. The Dutch Bankruptcy Court ratified the plan of compulsory composition on March 13, 2003. Following appeals in the Dutch proceedings, the reorganization was completed as provided for in the pre-negotiated plan of reorganization in September 2003.

On June 19, 2003, UPC Polska executed a binding agreement with some of its creditors to restructure its balance sheet. In order to effect the restructuring, on July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York, including a pre-negotiated plan of reorganization dated July 8, 2003. On October 27, 2003, UPC Polska filed a first amended plan of reorganization with the U.S. Bankruptcy Court. On December 17, 2003, UPC Polska entered into a "Stipulation and Order with Respect to Consensual Plan of Reorganization" which terminated the restructuring agreement. Pursuant to the Stipulation, UPC filed a second amended plan of reorganization with the U.S. Bankruptcy Court, which was consummated and became effective on February 18, 2004.

In connection with their bankruptcy proceedings, UPC and UPC Polska are required to prepare their consolidated financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC's and UPC Polska's pre-petition liabilities that were subject to compromise under their plans of reorganization are segregated in their consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities were recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims might be settled as a result of the approval of the plans of reorganization. Since we consolidate UPC and UPC Polska, financial information with respect to UPC and UPC Polska included in our accompanying consolidated financial statements has been prepared in accordance with SOP 90-7. The following presents condensed financial information for UPC Polska and UPC in accordance with SOP 90-7:

	UPC Polska	UPC
	December 31,
	2003	2002
	(In thousands)
Balance Sheet
Assets
Current assets	$240,131	$54,650
Long-term assets	–	328,422

Total assets	$240,131	$383,072

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$10,794	$631

Total current liabilities not subject to compromise	10,794	631

Subject to compromise:
Accounts payable	14,445	38,647
Short-term debt	6,000	–
Accrued liabilities	–	232,603
Intercompany payable(1)	4,668	135,652
Current portion of long-term debt(1)	456,992	2,812,954
Debt(1)	481,737	1,533,707

Total current liabilities subject to compromise	963,842	4,753,563

Long-term liabilities not subject to compromise	–	725,008

Convertible preferred stock subject to compromise(2)	–	1,744,043

Stockholders' equity (deficit)	(734,505)	(6,840,173)

Total liabilities and stockholders' equity (deficit)	$240,131	$383,072

(1)
Certain amounts are eliminated in consolidation.
(2)
99.6% is eliminated in consolidation.

	UPC Polska	UPC
	2003(1)	2002(2)
	(In thousands)
Statement of Operations
Revenue	$–	$19,037
Expense	–	(42,696)
Depreciation and amortization	–	(16,562)
Impairment and restructuring charges	(6,000)	(1,218)

Operating income (loss)	(6,000)	(41,439)
Share in results of affiliates and other expense, net	(6,669)	(1,870,430)

Net income (loss)	$(12,669)	$(1,911,869)

(1)
For the period from July 7, 2003 (the petition date) to December 31, 2003.
(2)
For the year ended December 31, 2002.

The following presents certain other disclosures required by SOP 90-7 for UPC Polska and UPC:

	2003	2002
	(In thousands)
Interest expense on liabilities subject to compromise(1)	$55,270	$–

Contractual interest expense on liabilities subject to compromise	$106,858	$709,571

Reorganization expense:
Professional fees	$43,248	$37,898
Adjustment of debt to expected allowed amounts	(19,239)	–
Write-off of deferred finance costs	–	36,203
Other	8,000	1,142

Total reorganization expense	$32,009	$75,243

(1)
In accordance with SOP 90-7, interest expense on liabilities subject to compromise is reported in the accompanying consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim.

12. Net Negative Investment in Deconsolidated Subsidiaries

On November 15, 2001, we transferred an approximate 50% interest in United Australia/Pacific, Inc. ("UAP") to an independent third party for nominal consideration. As a result, we deconsolidated UAP effective November 15, 2001. On March 29, 2002, UAP filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003.

In April 2003, pursuant to the UAP Plan, affiliates of Castle Harlan Australian Mezzanine Partners Pty Ltd. ("CHAMP") acquired UAP's indirect approximate 63.2% interest in United Austar, Inc. ("UAI"), which owned approximately 80.7% of Austar United. The purchase price for UAP's indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. Upon consummation of the UAP Plan, we recognized our proportionate share of UAP's gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP's gain from the extinguishment of its outstanding senior notes ($258.4 million). Such amounts are reflected in share in results of affiliates in the accompanying consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

13. Guarantees, Commitments and Contingencies

Guarantees

In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

In connection with the acquisition of UPC's ordinary shares held by Philips Electronics N.V. ("Philips") on December 1, 1997, UPC agreed to indemnify Philips for any damages incurred by Philips in relation to a guarantee provided by them to the City of Vienna, Austria ("Vienna Obligations"), but was not able to give such indemnification due to certain debt covenants. Following the successful tender for our bonds in January 2002, we were able to enter into an indemnity agreement with Philips with respect to the Vienna Obligations. On August 27, 2003, UPC acknowledged to us that UPC would be primarily liable for the payment of any amounts owing pursuant to the Vienna Obligations and that UPC would indemnify and hold us harmless for the payment of any amounts owing under such indemnity agreement. Historically, UPC has not made any significant indemnification payments to either Philips or us under such agreements and no material amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees, as UPC does not believe such amounts are probable of occurrence.

Under the UPC Distribution Bank Facility and VTR Bank Facility, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees.

We sub-lease transponder capacity to a third party and all guaranteed performance criteria is matched with the guaranteed performance criteria we receive from the lease transponder provider. We have third party contracts for the distribution of channels from our digital media center in Amsterdam that require us to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, our interactive services group in Europe has third party contracts for the delivery of interactive content with certain performance criteria guarantees.

Commitments

We have entered into various lease agreements for conduit and satellite transponder capacity, programming, broadcast and exhibition rights, office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled

$69.9 million, $48.5 million and $63.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. We have capital and operating lease obligations and other non-cancelable commitments as follows (in thousands):

	Capital Leases	Operating Leases
Year ended December 31, 2004	$7,791	$60,501
Year ended December 31, 2005	8,790	39,376
Year ended December 31, 2006	7,887	32,020
Year ended December 31, 2007	7,899	26,109
Year ended December 31, 2008	7,917	21,511
Thereafter	61,826	42,092

Total minimum payments	$102,110	$221,609

Less amount representing interest and executory costs	(37,268)

Net lease payments	64,842
Lease obligations due within one year	(3,073)

Long-term lease obligations	$61,769

As of December 31, 2003, we have a commitment to purchase 265,000 set-top computers over the next two years. We expect to finance these purchases from existing unrestricted cash balances and future operating cash flow.

We have certain franchise obligations under which we must meet performance requirements to construct networks under certain circumstances. Non-performance of these obligations could result in penalties being levied against us. We continue to meet our obligations so as not to incur such penalties. In the ordinary course of business, we provide customers with certain performance guarantees. For example, should a service outage occur in excess of a certain period of time, we would compensate those customers for the outage. Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified.

Contingencies

The following is a description of certain legal proceedings to which we or one of our subsidiaries is a party. From time to time we may become involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.

Cignal

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications ("Cignal") filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million alleging that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering.

Excite@Home

In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed as to Old UGC by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff has filed a claim in the bankruptcy proceedings of approximately $2.2 billion. We deny the material allegations and intend to defend the litigation vigorously.

HBO

UPC Polska was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement and its D-DTH carriage agreement for the HBO premium movie channel. In February 2004, the matter was settled and UPC Polska paid $6.0 million to HBO.

ICH

On July 4, 2001, ICH, InterComm France CVOHA ("ICF I"), lnterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, Old UGC, and its subsidiaries, Belmarken Holding B.V. ("Belmarken") and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. In February 2004, the parties entered into a settlement agreement pursuant to which UPC purchased the shares owned by the ICF Party in Médiaréseaux S.A. for consideration of 1,800,000 shares of our Class A common stock.

Movieco

On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration (the "Request") against UPC with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims that are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the "CAA"). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have subsequently been reactivated and directions have been given by the Arbitral Tribunal. In the proceedings, Movieco claims (i) unpaid license fees due under the CAA, plus interest, (ii) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, and (iii) legal and arbitration costs plus interest. Of the unpaid license fees, approximately $11.0 million had been accrued prior to UPC commencing insolvency proceedings in the Netherlands on December 3, 2002 (the "Pre-Petition Claim"). Movieco made a claim in the Dutch insolvency proceedings for the Pre-Petition Claim and shares of the appropriate value were delivered to Movieco in December 2003. UPC filed a counterclaim in the arbitral proceeding, stating that the CAA is null and void because it breaches Article 81 of the EC Treaty. UPC also relies on the Order of the Southern District of New York dated January 7, 2003 in which the New York Court ordered that the rejection of the CAA was approved effective March 1, 2003, and that UPC shall have no further liability under the CAA.

Philips

On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement. The parties have entered into a settlement agreement conditioned upon UPC Defendants entering into a purchase agreement for STCs by June 30, 2004.

UGC Europe Exchange Offer

On October 8, 2003, an action was filed in the Court of Chancery of the State of Delaware in New Castle County, in which the plaintiff named as defendants UGC Europe, UGC and certain of our directors. The complaint purports to assert claims on behalf of all public shareholders of UGC Europe. On October 21, 2003, the plaintiff filed an amended complaint in the Delaware Court of Chancery. The complaint alleges that UGC Europe and the defendant directors have breached their fiduciary duties to the public shareholders of UGC Europe in connection with an offer by UGC to exchange shares of its common stock for outstanding common stock of UGC Europe. Among the remedies demanded, the complaint seeks to enjoin the exchange offer and obtain declaratory relief, unspecified damages and rescission. On November 12, 2003, we and the plaintiff, through respective counsel, entered into a memorandum of understanding agreeing to settle the litigation and to pay up to $975,000 in attorney fees, subject to court approval of the settlement.

14. Minority Interests in Subsidiaries

	December 31,
	2003	2002
	(In thousands)
UPC convertible preference shares held by third parties(1)	$–	$1,094,668
UPC convertible preference shares held by Liberty(2)	–	297,753
IDT United	20,858	7,986
Other	1,903	1,739

Total	$22,761	$1,402,146

(1)
We acquired 99.4% of these convertible preference shares in February and April 2003. The remainder was exchanged for UGC Europe common stock in connection with UPC's restructuring.
(2)
Acquired by us in April 2003.

The minority interests' share of results of operations is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Minority interest share of UGC Europe net loss	$181,046	$–	$–
Accrual of dividends on UPC's convertible preference shares held by third parties	–	(78,355)	(70,089)
Accrual of dividends on UPC's convertible preference shares held by Liberty	–	(18,728)	(19,113)
Minority interest share of UPC net loss	–	–	54,050
Subsidiaries of UGC Europe	(91)	28,080	484,780
Other	2,227	1,900	46,887

Total	$183,182	$(67,103)	$496,515

15. Stockholders' Equity (Deficit)

Description of Capital Stock

Our authorized capital stock currently consists of:

  •
  1,000,000,000 shares of Class A common stock;
  •
  1,000,000,000 shares of Class B common stock;
  •
  400,000,000 shares of Class C common stock; and
  •
  10,000,000 shares of preferred stock, all $0.01 par value per share.

Common Stock

Our Class A common stock, Class B common stock and Class C common stock have identical economic rights. They do, however, differ in the following respects:

  •
  Each share of Class A common stock, Class B common stock and Class C common stock entitles the holders thereof to one, ten and ten votes, respectively, on each matter to be voted on by our stockholders, excluding, until our next annual meeting of stockholders, the election of directors, at which time the holders of Class A common stock, Class B common stock and Class C common stock will vote together as a single class on each matter to be voted on by our stockholders, including the election of directors; and
  •
  Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock at any time. Each share of Class C common stock is convertible, at the option of the holder, into one share of Class A common stock or Class B common stock at any time.

Holders of our Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by our board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, holders of our

Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock. Holders of our Class A, Class B and Class C common stock have no preemptive right under our certificate of incorporation. Our certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of one other class of common stock will be made at the same time.

Preferred Stock

We are authorized to issue 10 million shares of preferred stock. Our board of directors is authorized, without any further action by the stockholders, to determine the following for any unissued series of preferred stock:

  •
  voting rights;
  •
  dividend rights;
  •
  dividend rates;
  •
  liquidation preferences;
  •
  redemption provisions;
  •
  sinking fund terms;
  •
  conversion or exchange rights;
  •
  the number of shares in the series; and
  •
  other rights, preferences, privileges and restrictions.

In addition, the preferred stock could have other rights, including economic rights senior to common stock, so that the issuance of the preferred stock could adversely affect the market value of common stock. The issuance of preferred stock may also have the effect of delaying, deferring or preventing a change in control of us without any action by the stockholders.

UGC Equity Incentive Plan

On August 19, 2003, our Board of Directors adopted an Equity Incentive Plan (the "Incentive Plan") effective September 1, 2003. Our stockholders approved the Incentive Plan on September 30, 2003. After such stockholder approval of the Incentive Plan, the Board of Directors recommended certain changes to the Incentive Plan that give us the ability to issue stock appreciation rights with a grant price at, above, or less than the fair market value of our common stock on the date the stock appreciation right is granted. Those changes, along with certain other technical changes, were incorporated into an amended UGC Equity Incentive Plan (the "Amended Incentive Plan"), which was approved by our stockholders on December 17, 2003. The Board of Directors have reserved 39,000,000 shares of common stock, plus an additional number of shares on January 1 of each year equal to 1% of the aggregate shares of Class A and Class B common stock outstanding, for the Amended Incentive Plan. No more than 5,000,000 shares of Class A or Class B common stock in the aggregate may be granted to a single participant during any calendar year, and no more than 3,000,000 shares may be issued under the Amended Incentive Plan as Class B common stock. The Amended Incentive Plan permits the grant of the following awards (the "Awards"): stock options ("Options"), restricted stock awards ("Restricted Stock"), SARs, stock bonuses ("Stock Bonuses"), stock units ("Stock Units") and other grants of stock. Our employees, consultants and non-employee directors and affiliated entities designated by the Board of Directors are entitled to receive any Awards under the Amended Incentive Plan, provided, however, that only non-qualified Options may be granted to non-employee directors. In accordance with the provisions of the Plan, our compensation committee (the "Committee") has the discretion to: select participants from among eligible employees and eligible consultants; determine the Awards to be made; determine the number of Stock Units, SARs or shares of stock to be issued and the time at which such Awards are to be made; fix the option price, period and manner in which an Option becomes exercisable; establish the duration and nature of Restricted Stock Award restrictions; establish the terms and conditions applicable to Stock Bonuses and Stock Units; and establish such other terms and requirements of the various compensation incentives under the Amended Incentive Plan as the Committee may deem necessary or desirable and consistent with the terms of the Amended Incentive Plan. The Committee may, under certain circumstances, delegate to our officers the authority to grant Awards to specified groups of employees and consultants. The Board has the sole authority to grant Options under the Amended Incentive Plan to non-employee directors. The maximum term of Options granted under the Amended Incentive Plan is ten years. The Committee shall determine, at the time of the award of SARs, the time period during which the SARs may be exercised and other terms that shall apply to the SARs. The Amended Incentive Plan terminates August 31, 2013.

A summary of activity for the Amended Incentive Plan is as follows:

	Number of SARs	Weighted- Average Base Price
Outstanding at beginning of year	–	$–
Granted during the year	32,165,550	$4.69
Cancelled during the year	(78,280)	$4.59
Exercised during the year	–	$–

Outstanding at end of year	32,087,270	$4.69

Exercisable at end of year	–	$–

The weighted-average fair values and weighted average base prices of SARs granted under the Amended Incentive Plan are as follows:

Base Price	Number	Fair Value	Base Price
Less than market price(1)	15,081,775	$5.44	$3.74
Equal to market price(2)	15,081,775	$6.88	$5.44
Equal to market price	2,002,000	$4.91	$6.13
Greater than market price	–	$–	$–

Total(3)	32,165,550	$4.33	$4.69

(1)
We originally granted these SARs below fair market value on date of grant; however, upon exercise the holder will receive only the difference between the base price and the lesser of $5.44 or the fair market value of our Class A common stock on the date of exercise.
(2)
We originally granted these SARs at fair market value on date of grant. As a result of the UGC Europe Exchange Offer and merger transaction in December 2003, we substituted UGC SARs for UGC Europe SARs.
(3)
All the SARs granted during Fiscal 2003 vest in five equal annual increments. Vesting of the SARs granted would be accelerated upon a change of control of UGC as defined in the Amended Incentive Plan. The table does not reflect the adjustment to the base prices on all outstanding SARs in January 2004. As a result of the dilution caused by our subscription rights offering that closed in February 2004, all base prices have since been reduced by $0.87.

The following summarizes information about SARs outstanding and exercisable at December 31, 2003:

	Outstanding
				Exercisable
		Weighted-Average Remaining Contractual Life (Years)
Base Price Range	Number		Weighted-Average Base Price	Number	Weighted-Average Base Price
$3.74	15,042,635	9.97	$3.74	–	$–
$5.44	15,042,635	9.97	$5.44	–	$–
$6.13	1,997,000	9.75	$6.13	–	$–
$7.20	5,000	9.90	$7.20	–	$–

Total	32,087,270	9.95	$4.69	–	$–

The Amended Incentive Plan is accounted for as a variable plan and accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of our Class A common stock. Compensation expense of $8.8 million was recognized in the statement of operations for the year ended December 31, 2003.

UGC Stock Option Plans

During 1993, Old UGC adopted a stock option plan for certain of its employees, which was assumed by us on January 30, 2002 (the "Employee Plan"). The Employee Plan was construed, interpreted and administered by the Committee, consisting of all members of the Board of Directors who were not our employees. The Employee Plan provided for the grant of options to purchase up to 39,200,000 shares of Class A common stock, of which options for up to 3,000,000 shares of Class B common stock were available to be granted in lieu of options for shares of Class A common stock. The Committee had the discretion to determine the employees and consultants to whom options were granted, the number of shares subject to the options, the exercise price of the options, the period over which the options became exercisable, the term of the options (including the period after termination of employment during which an option was to be exercised) and certain other provisions relating to the options. The maximum number of shares subject to options that were allowed to be granted to any one participant under the Employee Plan during any calendar year was 5,000,000 shares. The maximum term of options granted under the Employee Plan was ten years. Options granted were either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In general, for grants prior to December 1, 2000, options vested in equal monthly increments over 48 months, and for grants subsequent to December 1, 2000, options vested 12.5% six months from the date of grant and then in equal monthly increments over the next 42 months. Vesting would be accelerated upon a change of control of us as defined in the Employee Plan. At December 31, 2003, employees had options to purchase an aggregate of 10,745,692 shares of Class A common stock outstanding under The Employee Plan and options to purchase an aggregate of 3,000,000 shares of Class B common stock. The Employee Plan expired June 1, 2003. Options outstanding prior to the expiration date continue to be recognized, but no new grants of options will be made.

Old UGC adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by us on January 30, 2002 (the "1993 Director Plan"). The 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of our Class A common stock to each member of the Board of Directors who was not also an employee of ours (a "non-employee director") on June 1, 1993, and to each person who was newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, Old UGC adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by us on January 30, 2002 (the "1998 Director Plan", and together with the 1993 Director Plan, the "Director Plans"). Options under the 1998 Director Plan were granted at the discretion of our Board of Directors. The maximum term of options granted under the Director Plans was ten years. Under the 1993 Director Plan, options vested 25.0% on the first anniversary of the date of grant and then evenly over the next 36-month period. Under the 1998 Director Plan, options vested in equal monthly increments over the four-year period following the date of grant. Vesting under the Director Plans would be accelerated upon a change in control of us as defined in the respective Director Plans. Effective March 14, 2003, the Board of Directors terminated the 1993 Director Plan. At the time of termination, we had granted options for an aggregate of 860,000 shares of Class A common stock, of which 271,667 shares have been cancelled. Options outstanding prior to the date of termination continue to be recognized, but no new grants of options will be made.

Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if we had accounted for our Employee Plan's and Director Plans' options granted on or after March 1, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted for the years ended December 31, 2003, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.40%	4.62%	4.78%
Expected lives	6 years	6 years	6 years
Expected volatility	100%	100%	95.13%
Expected dividend yield	0%	0%	0%

Based on the above assumptions, the total fair value of options granted was nil, $47.6 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

A summary of stock option activity for the Employee Plan is as follows:

	Year Ended December 31,
	2003		2002		2001
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	16,964,230	$7.88	5,141,807	$16.16	4,770,216	$16.95
Granted during the year	–	$–	11,970,000	$4.43	543,107	$10.08
Cancelled during the year	(3,067,084)	$5.90	(147,577)	$16.66	(157,741)	$20.12
Exercised during the year	(151,454)	$3.92	–	$–	(13,775)	$5.30

Outstanding at end of year	13,745,692	$8.36	16,964,230	$7.88	5,141,807	$16.16

Exercisable at end of year	8,977,124	$9.91	7,371,369	$10.28	3,125,596	$13.70

A summary of stock option activity for the Director Plans is as follows:

	Year Ended December 31,
	2003		2002		2001
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	1,080,000	$10.52	1,110,416	$11.24	630,000	$18.13
Granted during the year	–	$–	200,000	$5.00	500,000	$5.00
Cancelled during the year	–	$–	(230,416)	$9.20	(19,584)	$73.45
Exercised during the year	(160,000)	$4.75	–	$–	–	$–

Outstanding at end of year	920,000	$11.53	1,080,000	$10.52	1,110,416	$11.24

Exercisable at end of year	702,290	$13.48	569,999	$12.81	487,290	$12.99

The combined weighted-average fair values and weighted-average exercise prices of options granted under the Employee Plan and the Director Plans are as follows:

	Year Ended December 31,
	2002			2001
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
Less than market price	2,900,000	$4.53	$2.64	3,149	$9.65	$5.96
Equal to market price	–	$–	$–	100,000	$13.71	$17.38
Greater than market price	9,270,000	$3.71	$5.00	939,958	$4.10	$6.62

Total	12,170,000	$3.91	$4.44	1,043,107	$5.03	$7.64

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted- Average Exercise Price
$4.16 – $ 4.75	407,000	3.75	$4.29	407,000	$4.29
$5.00 – $ 5.00	10,977,808	8.09	$5.00	6,203,710	$5.00
$5.11 – $ 7.13	996,182	3.89	$5.75	974,677	$5.77
$7.75 – $86.50	2,284,702	5.84	$27.66	2,094,027	$28.68

Total	14,665,692	7.33	$8.56	9,679,414	$10.17

UPC Stock Option Plans

UPC adopted a stock option plan on June 13, 1996, as amended (the "UPC Plan"), for certain of its employees and those of its subsidiaries. Options under the UPC Plan were granted at fair market value at the time of the grant, unless determined otherwise by UPC's Supervisory Board. The maximum term that the options were exerciseable was five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provided that even though the options were exercisable upon grant, the options were subject to repurchase rights reduced by equal monthly amounts over a vesting period of 36 months for options granted in 1996 and 48 months for all other options. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised were resold to UPC at the exercise price and all vested options were exercised within 30 days of the termination date. UPC's Supervisory Board was allowed to alter these vesting schedules at its discretion. The UPC Plan also contained anti-dilution protection and provided that, in the case of a change of control, the acquiring company had the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control. As a result of UPC's reorganization under Chapter 11 of the U.S. Bankruptcy Code, all of UPC's existing stock-based compensation plans were cancelled.

Pro forma information regarding net income (loss) and net income (loss) per share is presented below as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001
Risk-free interest rate	3.16%	4.15%
Expected lives	5 years	5 years
Expected volatility	118.33%	112.19%
Expected dividend yield	0%	0%

Based on the above assumptions, the total fair value of options granted was approximately $0.1 million and $140.5 million for the years ended December 31, 2002 and 2001, respectively.

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Thereafter, the UPC Plan was accounted for as a fixed plan. Compensation expense of $29.2 million, $31.9 million and $30.6 million was recognized in the statement of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permitted the grant of phantom stock rights in up to 7,200,000 shares of UPC's common stock. The UPC Phantom Plan gave the employee the right to receive payment equal to the difference between the fair value of a share of UPC common stock and the option base price for the portion of the rights vested. The rights were granted at fair value at the time of grant, and generally vested in equal monthly increments over the four-year period following the effective date of grant and were exerciseable for ten years following the effective date of grant. UPC had the option of payment in (i) cash, (ii) freely tradable shares of our Class A common stock or (iii) freely tradable shares of UPC's common stock. The UPC Phantom Plan contained anti-dilution protection and provided that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. As a result of UPC's reorganization under Chapter 11 of the U.S. Bankruptcy Code, all of UPC's existing stock-based compensation plans were cancelled. The UPC Phantom Plan was accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense (credit) of nil and $(22.8) million was recognized in the statement of operations for the years ended December 31, 2002 and 2001, respectively.

16.   Segment Information

Our European operations are currently organized into two principal divisions–UPC Broadband and chellomedia. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chellomedia provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America we also have a Broadband division that provides video services, telephone services and high-speed Internet access services to residential and business customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and "Adjusted EBITDA". Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, provision for loss on investments, gain (loss) on sale of investments in affiliates, gain on extinguishment of debt, foreign currency exchange gain (loss), impairment and restructuring charges, certain litigation expenses and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

Revenue

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$592,223	$459,044	$365,988
Austria	260,162	198,189	163,073
Belgium	31,586	24,646	22,318
Czech Republic	63,348	44,337	38,588
Norway	95,284	76,430	59,707
Hungary	165,450	124,046	93,206
France	113,946	92,441	83,811
Poland	85,356	76,090	132,669
Sweden	75,057	52,560	40,493
Slovak Republic	25,467	18,852	17,607
Romania	20,189	16,119	12,710

Total	1,528,068	1,182,754	1,030,170
Germany	–	28,069	45,848
Corporate and other (1)	32,563	35,139	51,762

Total	1,560,631	1,245,962	1,127,780

chellomedia
Priority Telecom (1)	121,330	112,637	206,149
Media (1)	98,463	69,372	75,676
Investments	528	465	–

Total	220,321	182,474	281,825

Intercompany Eliminations	(127,055)	(108,695)	(176,417)

Total	1,653,897	1,319,741	1,233,188

Latin America:
Broadband
Chile	229,835	186,426	166,590
Brazil, Peru, Uruguay	7,798	7,054	6,044

Total	237,633	193,480	172,634

Australia
Broadband	–	–	145,423
Content	–	–	9,973
Other	–	–	235

Total	–	–	155,631

Corporate and other (United States)	–	1,800	441

Total	$1,891,530	$1,515,021	$1,561,894

(1)
Primarily The Netherlands.

Adjusted EBITDA

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$267,075	$119,329	$40,913
Austria	98,278	64,662	40,583
Belgium	12,306	8,340	4,367
Czech Republic	24,657	9,241	9,048
Norway	27,913	17,035	5,337
Hungary	63,357	41,487	26,555
France	13,920	(10,446)	(25,678)
Poland	24,886	15,794	(8,633)
Sweden	31,827	15,904	6,993
Slovak Republic	10,618	4,940	2,802
Romania	7,545	6,044	3,165
Other	386	535	1,434

Total	582,768	292,865	106,886
Germany	–	12,562	22,197
Corporate and other (1)	(46,091)	(25,727)	(93,781)

Total	536,677	279,700	35,302
chellomedia
Priority Telecom (1)	14,530	(3,809)	(79,758)
Media (1)	22,874	(4,851)	(100,599)
Investments	(1,033)	(374)	–

Total	36,371	(9,034)	(180,357)

Total	573,048	270,666	(145,055)

Latin America:
Broadband
Chile	69,951	41,959	26,860
Brazil, Peru, Uruguay	8	(3,475)	(4,016)

Total	69,959	38,484	22,844

Australia
Broadband	–	–	(32,338)
Content	–	–	(6,849)
Other	–	(282)	(832)

Total	–	(282)	(40,019)

Corporate and other (United States)	(14,125)	(12,494)	(29,013)

Total	$628,882	$296,374	$(191,243)

(1)
Primarily The Netherlands.

Total segment Adjusted EBITDA reconciles to consolidated net income (loss) as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Total segment Adjusted EBITDA	$628,882	$296,374	$(191,243)
Depreciation and amortization	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other	(35,970)	(1,274)	(204,127)
Stock-based compensation	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest expense, net	(314,078)	(641,786)	(966,134)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Other expense, net	(14,884)	(120,832)	(265,512)

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Other, net	395,293	(415,670)	150,735

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	–	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

	Investments in Affiliates		Long-Lived Assets		Total Assets
	December 31,		December 31,		December 31,
	2003	2002	2003	2002	2003	2002
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$222	$215	$1,334,294	$1,310,783	$2,493,134	$1,884,044
Austria	–	–	307,758	282,628	700,209	450,526
Belgium	–	–	22,596	22,395	88,725	44,444
Czech Republic	–	–	117,527	120,863	201,103	127,691
Norway	–	–	219,651	226,981	280,528	249,761
Hungary	1,708	–	249,515	251,120	541,139	343,287
France	–	–	246,307	573,167	274,180	608,650
Poland	15,049	3,277	118,586	124,088	302,216	245,122
Sweden	–	–	94,414	87,339	321,961	237,619
Slovak Republic	–	–	35,697	26,896	67,027	33,428
Romania	–	–	15,235	9,403	42,503	31,078

Total	16,979	3,492	2,761,580	3,035,663	5,312,725	4,255,650
Corporate and other (1)	65,279	112,507	14,154	39,455	374,876	576,568

Total	82,258	115,999	2,775,734	3,075,118	5,687,601	4,832,218

chellomedia
Priority Telecom (1)	3,232	–	182,491	202,986	241,909	261,301
Media (1)	2,257	4,037	43,578	48,625	232,527	72,554

Total	5,489	4,037	226,069	251,611	474,436	333,855

Total	87,747	120,036	3,001,803	3,326,729	6,162,037	5,166,073

Latin America:
Broadband
Chile	–	–	322,606	293,941	602,762	509,376
Brazil, Peru, Uruguay	3,522	33,817	9,584	9,448	18,388	55,381

Total	3,522	33,817	332,190	303,389	621,150	564,757

Corporate and other (United States)	3,969	–	8,750	10,093	316,484	200,764

Total	$95,238	$153,853	$3,342,743	$3,640,211	$7,099,671	$5,931,594

(1)
Primarily The Netherlands.

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31,			Year Ended December 31,
	2003	2002	2001	2003	2002	2001
	(In thousands)
Europe:
UPC Broadband
The Netherlands	$(225,638)	$(230,852)	$(252,356)	$(63,451)	$(97,841)	$(213,846)
Austria	(85,589)	(71,924)	(68,513)	(43,751)	(38,388)	(92,679)
Belgium	(6,877)	(5,952)	(7,531)	(3,473)	(2,884)	(8,367)
Czech Republic	(18,665)	(16,317)	(24,577)	(12,294)	(4,706)	(26,287)
Norway	(36,765)	(37,288)	(35,918)	(9,714)	(7,050)	(60,562)
Hungary	(39,102)	(34,889)	(35,202)	(23,004)	(16,659)	(31,599)
France	(99,913)	(85,940)	(78,732)	(48,810)	(19,688)	(114,596)
Poland	(28,487)	(28,517)	(126,855)	(8,476)	(4,464)	(35,628)
Sweden	(19,668)	(13,519)	(37,098)	(9,778)	(8,974)	(28,767)
Slovak Republic	(8,939)	(7,478)	(13,124)	(3,848)	(501)	(5,005)
Romania	(2,984)	(2,494)	(1,578)	(5,286)	(4,547)	(3,433)

Total	(572,627)	(535,170)	(681,484)	(231,885)	(205,702)	(620,769)
Germany	–	(9,240)	(107,799)	–	(3,357)	(12,788)
Corporate and other (1)	(86,939)	(61,543)	(74,420)	(35,666)	(6,491)	(47,773)

Total	(659,566)	(605,953)	(863,703)	(267,551)	(215,550)	(681,330)
chellomedia
Priority Telecom (1)	(60,952)	(45,239)	(80,887)	(16,727)	(30,658)	(69,710)
UPC Media (1)	(17,706)	(20,565)	(37,305)	(5,779)	(6,241)	(50,051)

Total	(78,658)	(65,804)	(118,192)	(22,506)	(36,899)	(119,761)

Total	(738,224)	(671,757)	(981,895)	(290,057)	(252,449)	(801,091)

Latin America:
Broadband
Chile	(66,928)	(54,458)	(54,027)	(41,391)	(80,006)	(135,821)
Brazil, Peru, Uruguay	(2,206)	(2,371)	(7,824)	(1,582)	(2,679)	(10,418)

Total	(69,134)	(56,829)	(61,851)	(42,973)	(82,685)	(146,239)

Australia
Broadband	–	–	(100,489)	–	–	(48,291)
Other	–	–	(1,282)	–	–	–

Total	–	–	(101,771)	–	–	(48,291)

Corporate and other (United States)	(1,305)	(1,415)	(1,659)	(94)	(58)	(790)

Total	$(808,663)	$(730,001)	$(1,147,176)	$(333,124)	$(335,192)	$(996,411)

(1)
Primarily The Netherlands.

17. Impairment of Long-Lived Assets

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UPC Broadband	$(402,239)	$(75,305)	$(682,633)
Priority Telecom	–	(359,237)	(418,413)
Swiss wireless license	–	–	(91,260)
Microsoft contract acquisition rights	–	–	(59,831)
Other	–	(1,611)	(68,805)

Total	$(402,239)	$(436,153)	$(1,320,942)

2003

During the fourth quarter of 2003, various events took place that indicated the long-lived assets in our French asset group were potentially impaired: 1) We entered into preliminary discussions regarding the merger of our French assets into a new company, which indicated a potential decline in the fair value of these assets; 2) We made downward revisions to the revenue and Adjusted EBITDA projections for France in our long-range plan, due to actual results continuing to fall short of expectations; and 3) We performed a fair value analysis of all the assets of UGC Europe in connection with the UGC Europe Exchange Offer that confirmed a decrease in fair value of our French assets. As a result, we determined a triggering event had occurred in the fourth quarter of 2003. We performed a cash flow analysis, which indicated the carrying amount of our long-lived assets in France exceeded the sum of the undiscounted cash flows expected to result from the use of these assets. Accordingly, we performed a discounted cash flow analysis (supported by the independent valuation from the UGC Europe Exchange Offer), and recorded an impairment of $384.9 million and $8.4 million for the difference between the fair value and the carrying amount of property, plant and equipment and other long-lived assets, respectively. We also recorded a total of $8.9 million for other impairments in 2003.

2002

Based on our annual impairment test as of December 31, 2002 in accordance with SFAS 142, we recorded an impairment charge of $344.8 million and $18.0 million on goodwill related to Priority Telecom and UPC Romania, respectively. In addition, we wrote off other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic, Czech Republic and Priority Telecom amounting to $73.4 million for the year ended December 31, 2002.

2001

Due to the lack of financial resources to fully develop the triple play in Germany, and due to our inability to find a partner to help implement this strategy, the long range plans of UPC Germany were revised in 2001 to provide for a "care and maintenance" program, meaning that the business plan would be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, we determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair value of our investment in UPC Germany using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally indefeasible rights of use and related goodwill within our subsidiary Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. We revised our strategic plans for using these assets because of reduced levels of private equity funding activity for these businesses and our decision to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.

In 2000 we acquired a license to operate a wireless telecommunications system in Switzerland. During the fourth quarter of 2001, in connection with our overall strategic review, we determined that we were not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.

As a result of issuing warrants to acquire common stock of UPC during 1999 and 2000, we recorded €150.2 million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

18. Restructuring Charges and Other

In 2001, UPC implemented a restructuring plan to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC's operations to permanently eliminate open positions resulting from normal employee attrition. The following table summarizes these costs by type as of December 31, 2003:

	Employee Severence and Termination(2)	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Total
	(In thousands)
Restructuring charges	$46,935	$16,304	$93,553	$47,335	$204,127
Cash paid and other releases	(13,497)	(6,386)	(14,814)	(3,294)	(37,991)
Foreign currency translation adjustments	127	38	12,468	(29,537)	(16,904)

Restructuring liability as of December 31, 2001	33,565	9,956	91,207	14,504	149,232
Restructuring charges (credits)	13,675	7,884	(32,035)	11,750	1,274
Cash paid and other releases	(30,944)	(4,622)	(32,231)	(24,449)	(92,246)
Foreign currency translation adjustments	3,133	978	9,920	2,590	16,621

Restructuring liability as of December 31, 2002	19,429	14,196	36,861	4,395	74,881
Restructuring charges (credits)(1)	177	7,506	–	(605)	7,078
Cash paid and other releases	(13,628)	(5,934)	(5,981)	(1,991)	(27,534)
Foreign currency translation adjustments	2,427	1,053	3,519	643	7,642

Restructuring liability as of December 31, 2003	$8,405	$16,821	$34,399	$2,442	$62,067

Short-term portion	$3,682	$6,002	$3,795	$794	$14,273
Long-term portion	4,723	10,819	30,604	1,648	47,794

Total	$8,405	$16,821	$34,399	$2,442	$62,067

(1)
Restructuring charges and other in 2003 also includes other litigation settlements totaling $22.2 million and costs incurred by UGC Europe related to the UGC Europe Exchange Offer and merger of $6.7 million.

(2)
Included nil and 45 employees scheduled for termination as of December 31, 2003 and 2002, respectively.

19. Income Taxes

The significant components of our consolidated deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Tax net operating loss carryforward of consolidated foreign subsidiaries	$1,017,895	$1,431,785
U.S. tax net operating loss carryforward	9,258	–
Accrued interest expense	20,985	91,036
Investment valuation allowance and other	33,619	22,442
Property, plant and equipment, net	310,657	40,063
Intangible assets, net	20,701	–
Other	48,743	38,213

Total deferred tax assets	1,461,858	1,623,539
Valuation allowance	(1,331,778)	(1,607,089)

Deferred tax assets, net of valuation allowance	130,080	16,450

Deferred tax liabilities:
Cancellation of debt and other	(110,583)	(110,583)
Intangible assets	(82,679)	(12,056)
Other	(25,937)	(41)

Total deferred tax liabilities	(219,199)	(122,680)

Deferred tax liabilities, net	$(89,119)	$(106,230)

The difference between income tax expense (benefit) provided in the accompanying consolidated financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Expected income tax expense (benefit) at the U.S. statutory rate of 35%	$560,026	$491,379	$(1,632,925)
Tax effect of permanent and other differences:
Change in valuation allowance	(516,810)	173,604	814,612
Gain on sale of investment in affiliate	(133,211)	(51,774)	–
Tax ruling regarding UPC reorganization	107,922	–	–
Enacted tax law changes, case law and rate changes	(92,584)	–	–
Revenue for book not for tax	75,308	–	–
Other	26,122	(11,415)	(5,063)
Financial instruments	15,280	95,178	–
Non-deductible interest accretion	8,680	110,974	81,149
State tax, net of federal benefit	7,193	42,118	(139,965)
International rate differences	(5,857)	58,407	187,027
Non-deductible foreign currency exchange results	(3,595)	(104,598)	–
Non-deductible expenses	1,870	12,024	14,740
Gain on extinguishment of debt	–	(728,754)	(1,310)
Goodwill impairment	–	114,039	559,028
Amortization of goodwill	–	–	84,020
Gain on issuance of common equity securities by subsidiaries	–	–	(1,974)

Total income tax expense (benefit)	$50,344	$201,182	$(40,661)

Income tax expense (benefit) consists of:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Current:
U.S. Federal	$1,008	$23,801	$–
State and local	1,674	4,966	–
Foreign jurisdiction	2,916	5,592	2,506

	5,598	34,359	2,506

Deferred:
U.S. Federal	$61,768	$138,746	$–
State and local	8,519	19,136	–
Foreign jurisdiction	(25,541)	8,941	(43,167)

	44,746	166,823	(43,167)

Income tax expense (benefit)	$50,344	$201,182	$(40,661)

The significant components of our foreign tax loss carryforwards are as follows:

Country	Tax Loss Carryforward	Tax Asset	Expiration Date
The Netherlands	$1,293,157	$446,139	Indefinite
France	786,516	278,662	Indefinite
Norway	302,860	84,801	2007 – 2012
Chile	273,619	45,147	Indefinite
Austria	226,173	76,899	Indefinite
Hungary	142,158	22,746	2004 – 2009
Poland	88,286	16,774	2004 – 2008
Other	163,602	46,727	Various

Total	$3,276,371	$1,017,895

Foreign Tax Issues

Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be "controlled foreign corporations" ("CFC") under U.S. tax law (the "Code"). In general, a U.S. corporation that is a shareholder in a CFC may be required to include in its income the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC. In addition, certain income earned by most of our foreign subsidiaries during a taxable year when our subsidiaries have positive earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as "Subpart F income," generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income. Since we and a majority of our subsidiaries are investors in, or are involved in, foreign businesses, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, there can be no assurance we will be able to do so.

In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend. Because we must calculate our foreign tax credit separately for dividends received from certain of our foreign subsidiaries from those of other foreign subsidiaries and because of certain other limitations, our ability to claim a foreign tax credit may be limited. Some of our operating companies are located in countries with which the U.S. does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are proportionately greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.

We through our subsidiaries maintain a presence in 15 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the U.S., such as a value added tax system. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries' current and future operations.

UPC discharged a substantial amount of debt in connection with its reorganization. Under Dutch tax law, the discharge of UPC's indebtedness in connection with its reorganization would generally constitute taxable income to UPC in the period of discharge. UPC has reached an agreement with the Dutch tax authorities whereby UPC is able to utilize net operating loss carry forwards to offset any Dutch income taxes arising from the discharge of debt in 2003. UPC, together with its "fiscal unity" companies, expects that for the year ended December 31, 2003 it will have sufficient current year and carry forward losses to fully offset any income to be recognized on the discharge of the debt.

20.   Earnings Per Share

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$1,995,368	$988,268	$(4,514,765)
Gain on issuance of Class A common stock for UGC Europe preference shares	1,423,102	–	–
Equity transactions of subsidiaries	6,555	–	–
Accrual of dividends on Series B convertible preferred stock	–	(156)	(1,873)
Accrual of dividends on Series C convertible preferred stock	–	(2,397)	(29,750)
Accrual of dividends on Series D convertible preferred stock	–	(1,621)	(20,125)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	3,425,025	984,094	(4,566,513)
Cumulative effect of change in accounting principle	–	(1,344,722)	20,056

Basic net income (loss) attributable to common stockholders	$3,425,025	$(360,628)	$(4,546,457)

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	418,874,941	390,087,623	99,834,387
Adjustment for rights offering in February 2004	43,149,291	40,183,842	10,284,175

Basic weighted-average number of common shares outstanding	462,024,232	430,271,465	110,118,562

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$1,995,368	$988,268	$(4,514,765)
Gain on issuance of Class A common stock for UGC Europe preference shares	1,423,102	–	–
Equity transactions of subsidiaries	6,555	–	–
Accrual of dividends on Series B convertible preferred stock	–	–	(1,873)
Accrual of dividends on Series C convertible preferred stock	–	(2,397)	(29,750)
Accrual of dividends on Series D convertible preferred stock	–	(1,621)	(20,125)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	3,425,025	984,250	(4,566,513)
Cumulative effect of change in accounting principle	–	(1,344,722)	20,056

Diluted net income (loss) attributable to common stockholders	$3,425,025	$(360,472)	$(4,546,457)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	462,024,232	430,271,465	110,118,562
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	109,544	–	–
Incremental shares attributable to the assumed exercise of contingently issuable shares	92,470	–	–
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	220,115	9,701	–
Incremental shares attributable to the assumed conversion of Series B convertible preferred stock	–	224,256	–

Diluted weighted-average number of common shares outstanding	462,446,361	430,505,422	110,118,562

21.   Related Party Transactions

Loans to Officers and Directors

In 2000 and 2001, Old UGC made loans through a subsidiary to Michael T. Fries, Mark L. Schneider and John F. Riordan, each of whom at the time was a director or an executive officer of Old UGC. The loans, totaling approximately $16.6 million, accrued interest at 90-day LIBOR plus 2.5% or 3.5%, as determined in accordance with the terms of each note. The purpose of the loans was to enable these individuals to repay margin debt secured by common stock of Old UGC or its subsidiaries without having to liquidate their stock ownership positions in Old UGC or its subsidiaries. Each loan was secured by certain outstanding stock options and phantom stock options issued by Old UGC and its subsidiaries to the borrower, and certain of the loans were also secured by common stock of Old UGC and its subsidiaries held by the borrower. Initially the loans were recourse to the borrower, however, in April 2001, the Old UGC board of directors revised the loans to be non-recourse to the borrower, except to the extent of any pledged collateral. Accordingly, such amounts have been reflected as a reduction of stockholders' equity. The written documentation for these loans provided that they were payable on demand, or, if not paid sooner, on November 22, 2002. On January 22, 2003, we notified Mr. Fries and Mr. Schneider of foreclosure on all of the collateral securing the loans, which loans had an outstanding balance on such date, including interest, of approximately $8.8 million. Our board of directors authorized payment to Mr. Fries and Mr. Schneider a bonus in the aggregate amount of approximately $1.7 million to pay the taxes resulting from the foreclosure and the bonus. On January 6, 2004, we notified Mr. Riordan of foreclosure on all of the collateral securing his loans, which loans had an outstanding balance on such date, including interest, of approximately $10.1 million.

Merger Transaction Loans

When Old UGC issued shares of its Series E preferred stock in connection with the merger transaction with Liberty in January 2002, the Principal Founders delivered full-recourse promissory notes to Old UGC in the aggregate amount of $3.0 million in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has been made by then. Such amounts have been reflected as a reduction of stockholders' equity, as such transactions are accounted for as variable option awards because the loans do not meet the criteria of recourse loans for accounting purposes.

Mark L. Schneider Transactions

In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan, which is due and payable upon the sale of the certificates or the expiration of the stock options, bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. In 2000, Mr. Schneider exercised chello broadband options through the sale of the certificates acquired with the loans proceeds. Of the funds received, €823,824 was withheld for payment of the portion of the loan associated with the options exercised. In addition, chello broadband cancelled the unvested options and related loan amount in May 2003. The outstanding loan balance was €380,197 at December 31, 2003.

Gene W. Schneider Employment Agreement

On January 5, 2004, we entered into a five-year employment agreement with Mr. Gene W. Schneider. Pursuant to the employment agreement, Mr. Schneider shall continue to serve as the non-executive chairman of our Board for so long as requested by our Board, and is subject to a five year non-competition obligation (regardless of when his employment under the employment agreement is terminated). In exchange, Mr. Schneider shall receive an annual base salary of not less than his current base salary, is eligible to participate in all welfare benefit plans or programs covering UGC's senior executives generally, and is entitled to receive certain additional fringe benefits. The employment agreement terminates upon Mr. Schneider's death. We may terminate him for certain disabilities and for cause. Mr. Schneider may terminate the employment agreement for any reason on thirty days notice to UGC. If the employment agreement is terminated for death or disability, we shall make certain payments to Mr. Schneider or his personal representatives, as appropriate, for his annual base salary accrued through the termination date, the amount of any annual base salary that would have accrued from the termination date through the end of the employment period had Mr. Schneider's employment continued through the end of the five year term, and compensation previously deferred by Mr. Schneider, if any, but not paid to him. Certain stock options and other equity-based incentives granted to Mr. Schneider shall remain exercisable until the third anniversary of the termination date (but not beyond the term of the award). Upon Mr. Schneider's election to terminate the employment agreement early, he is entitled to certain payments from us. If the employment agreement is terminated for cause by us, we have no further obligations to Mr. Schneider under the agreement, except with respect to certain compensation accrued through the date of termination and compensation previously deferred, if any, by Mr. Schneider.

Spinhalf Contract

In 2002, a subsidiary of UPC entered into a contract with Spinhalf Ltd for the provision of network services. This company is owned by a family member of John F. Riordan, a former director and former Chief Executive Officer of UPC. Amounts incurred with respect to such contracted services to date are approximately €7.8 million. We terminated the network support contract with Spinhalf during 2003.

Gene W. Schneider Life Insurance

In 2001, Old UGC's board of directors approved a "split-dollar" policy on the lives of Gene W. Schneider and his spouse for $30 million. Old UGC agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. Old UGC's board of directors believed that this policy was a reasonable addition to Mr. Schneider's compensation package in view of his many years of service to Old UGC. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by Old UGC. The policy is being continued by payments made out of the cash surrender value of the policy. In the event the law is subsequently clarified to permit Old UGC to again make the premium payments on the policy, Old UGC will pay the premiums annually until the first to occur of the death of both insureds, the lapse of the roll-out period, or at such time as The Gene W. Schneider Trust (the "2001 Trust") fails to make its contribution to Old UGC for the premiums due on the policy. The 2001 Trust is the sole owner and beneficiary of the policy, but has assigned to Old UGC policy benefits in the amount of premiums paid by Old UGC. The Trust will contribute to Old UGC an amount equal to the annual economic benefit provided by the policy. The trustees of the Trust are the children of Mr. Schneider. Upon termination of the policy, Old UGC will recoup the premiums that it has paid.

Programming Agreements

In the ordinary course of business, we acquire programming from various vendors, including Discovery Communications, Inc. ("Discovery"), Pramer S.C.A. ("Pramer") and Torneos y Competencias, S.A. ("TyC"). Liberty has a 50% equity interest in Discovery and a 40% equity interest in TyC. Pramer is an indirect wholly-owned subsidiary of Liberty. VTR has programming agreements with Discovery, TyC and Pramer. The cost of these agreements with VTR is approximately $4.2 million per year. UGC Europe has programming agreements with Discovery and the cost of these agreements is approximately $9.8 million per year. All of the agreements have a fixed term with maturities ranging from August 2004 to year-end 2006, however, most of the agreements will automatically renew for an additional year unless terminated upon prior notice.

22.   Subsequent Events

Liberty Acquisition of Controlling Interest

On January 5, 2004, Liberty acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of Liberty and cash (the "Founders Transaction"). Upon the completion of this exchange and subsequent acquisitions of our stock, Liberty owns approximately 55% of our common stock, representing approximately 92% of the voting power. Beginning with the next annual meeting of our stockholders, the holders of our Class A, Class B and Class C common stock will vote together as a single class in the election of our directors. Liberty now has the ability to elect our entire board of directors and otherwise to generally control us. The closing of the Founders Transaction resulted in a change of control of us.

Upon closing of the Founders Transaction, our existing standstill agreement with Liberty terminated, except for provisions of that agreement granting Liberty preemptive rights to acquire shares of our Class A common stock. These preemptive rights will survive indefinitely, as modified by an agreement dated November 12, 2003, between Liberty and us. The former standstill agreement restricted the amount of our stock that Liberty could acquire and restricted the way Liberty could vote our stock. On January 5, 2004, Liberty entered into a new standstill agreement with us that generally limits Liberty's ownership of our common stock to 90% or less, unless Liberty makes an offer or effects another transaction to acquire all of our common stock. Except in the case of a short-form merger in which our stockholders are entitled to statutory appraisal rights, such offer or transaction must be at a price at or above a fair value of our shares determined through an appraisal process if a majority of our independent directors has voted against approval or acceptance of such transaction.

Prior to January 5, 2004, we understand that Liberty accounted for its investment in us under the equity method of accounting, as certain voting and standstill agreements entered into between them and the Founders precluded Liberty's ability to control us.

Liberty's acquisition of the Founders' shares on January 5, 2004 caused those voting restrictions to terminate and allows Liberty to fully exercise their voting rights and control us. As a result, Liberty began consolidating us from the date of that transaction. Liberty has elected to push down its investment basis in us (and the related purchase accounting adjustments) as part of its consolidation process. The effects of this pushdown accounting will likely reduce our total assets and stockholders' equity by a material amount and could have a material effect on our statement of operations.

Liberty Exercise of Preemptive Right

Pursuant to the terms of a standstill agreement, if we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, Liberty has the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain its then existing equity percentage in us on terms at least as favorable as those given to any third party purchasers. This preemptive right does not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any founder that is directly related to the existing business of us and our subsidiaries, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our board (such options and all shares issued pursuant thereto not to exceed 10% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued upon the exercise of rights outstanding as of the closing of the merger or as to the issuance of which Liberty had the right to exercise preemptive rights. Based on the foregoing provisions, in January 2004, Liberty exercised its preemptive right, based on shares of Class A common stock issued by us in the UGC Europe Exchange Offer. As a result, Liberty acquired approximately 18.3 million shares of our Class A common stock at $7.6929 per share. Liberty paid for the shares through the cancellation of $102.7 million of notes we owed Liberty, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash.

Rights Offering

We distributed to our stockholders of record on January 21, 2004, transferable subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The rights offering, which expired on February 12, 2004, was fully subscribed, resulting in gross proceeds to us of approximately $1.0 billion. We issued approximately 83.0 million shares of our Class A common stock, 2.3 million shares of Class B common stock and 84.9 million shares of our Class C common stock in the rights offering.