Form 10-Q
period 2004-03-31
UNITEDGLOBALCOM INC
filed 2004-05-10
CIK 1134061

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant's outstanding common stock as of May 3, 2004 consisted of:

Class A common stock – 387,969,116 shares
Class B common stock –  10,493,461 shares
Class C common stock – 385,828,203 shares

PART I – FINANCIAL INFORMATION

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	March 31, 2004	December 31, 2003
	(Note 2)
Assets
Current assets
Cash and cash equivalents	$1,275,785	$310,361
Restricted cash	18,169	25,052
Short-term liquid investments	19,621	2,134
Trade and other receivables, net	204,733	203,502
Related party receivables	1,379	1,730
Other current assets, net	89,797	79,542

Total current assets	1,609,484	622,321
Long-term assets
Property, plant and equipment, net	3,143,864	3,342,743
Goodwill	1,917,855	2,519,831
Intangible assets, net	413,808	252,236
Other assets, net	411,205	362,540

Total assets	$7,496,216	$7,099,671

Liabilities and Stockholders' Equity
Current liabilities
Not subject to compromise:
Accounts payable	$219,342	$224,092
Accounts payable, related party	209	1,448
Accrued liabilities	319,959	405,546
Subscriber prepayments and deposits	201,916	141,108
Notes payable, related party	–	102,728
Current portion of long-term debt	258,105	310,804
Other current liabilities	15,193	82,149

Total current liabilities not subject to compromise	1,014,724	1,267,875

Subject to compromise:
Current portion of long-term debt	24,627	317,372
Other liabilities	4,691	19,544

Total current liabilities subject to compromise	29,318	336,916

Long-term liabilities
Long-term debt	3,595,264	3,615,902
Deferred taxes	139,199	124,232
Other long-term liabilities	315,138	259,493

Total long-term liabilities	4,049,601	3,999,627

Guarantees, commitments and contingencies (Note 8)
Minority interests in subsidiaries	22,124	22,761

Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 400,354,385 and 287,350,970 shares issued, respectively	4,004	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 385,828,203 and 303,123,542 shares issued and outstanding, respectively	3,858	3,031
Additional paid-in capital	2,621,288	5,852,896
Treasury stock, at cost	(70,495)	(70,495)
Accumulated deficit	(149,665)	(3,372,737)
Accumulated other comprehensive income (loss)	(28,653)	(943,165)

Total stockholders' equity	2,380,449	1,472,492

Total liabilities and stockholders' equity	$7,496,216	$7,099,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(Note 2)
Statements of Operations
Revenue	$547,342	$436,042
Operating expense	(209,173)	(190,269)
Selling, general and administrative expense	(133,885)	(123,702)
Depreciation and amortization	(217,694)	(194,718)
Impairment of long-lived assets	(512)	–
Restructuring charges and other	(3,902)	–
Stock-based compensation	(61,852)	(6,111)

Operating income (loss)	(79,676)	(78,758)
Interest income	3,328	5,403
Interest expense	(71,733)	(94,989)
Foreign currency exchange (loss) gain, net	(21,852)	150,960
Gain on extinguishment of debt	31,916	74,401
Other expense, net	(4,304)	(2,894)

Income (loss) before income taxes and other items	(142,321)	54,123
Reorganization expense, net	(6,894)	(8,196)
Income tax benefit (expense), net	1,293	(26,752)
Minority interests in subsidiaries, net	470	463
Share in results of affiliates, net	(2,213)	(2,699)

Net income (loss)	$(149,665)	$16,939

Earnings per share (Note 13):
Basic and diluted net income (loss) per share	$(0.21)	$1.37

Statements of Comprehensive Income
Net income (loss)	$(149,665)	$16,939
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(48,091)	(222,970)
Change in fair value of derivative assets	–	6,558
Change in unrealized gain on available-for-sale securities	19,438	33

Comprehensive income (loss)	$(178,318)	$(199,440)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
								Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
December 31, 2003 (UGC Pre-Founders Transaction)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	13,045,959	$(70,495)	$(3,372,737)	$(943,165)	$1,472,492

January 1, 2004 (UGC Post-Founders Transaction) (Note 2)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$1,439,479	13,045,959	$(70,495)	$–	$–	$1,374,977
Issuance of Class A common stock in connection with the UGC Europe exchange offer	2,596,270	26	–	–	–	–	19,706	–	–	–	–	19,732
Issuance of Class A common stock upon exercise of Liberty's preemptive right	20,706,894	207	–	–	–	–	54,454	–	–	–	–	54,661
Issuance of common stock in connection with rights offering	82,950,715	830	2,295,445	23	84,874,594	849	1,018,109	–	–	–	–	1,019,811
Issuance of Class A common stock in connection with subsidiary reorganization	2,011,813	20	–	–	–	–	18,368	–	–	–	–	18,388
Issuance of Class A common stock for acquisition of a minority interest in subsidiary	1,800,000	18	–	–	–	–	16,434	–	–	–	–	16,452
Share exchange by Liberty	2,169,933	22	–	–	(2,169,933)	(22)	–	–	–	–	–	–
Issuance of Class A common stock in connection with stock option plans	745,022	8	–	–	–	–	3,518	–	–	–	–	3,526
Issuance of Class A common stock in connection with 401(k) plan	22,768	–	–	–	–	–	193	–	–	–	–	193
Stock-based compensation	–	–	–	–	–	–	50,409	–	–	–	–	50,409
Equity transactions of subsidiaries and other	–	–	–	–	–	–	618	13,626	–	–	–	618
Net income (loss)	–	–	–	–	–	–	–	–	–	(149,665)	–	(149,665)
Unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	19,438	19,438
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	(48,091)	(48,091)

March 31, 2004 (UGC Post-Founders Transaction) (Note 2)	400,354,385	$4,004	11,165,777	$112	385,828,203	$3,858	$2,621,288	13,059,585	$(70,495)	$(149,665)	$(28,653)	$2,380,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(Note 2)
Cash Flows from Operating Activities
Net income (loss)	$(149,665)	$16,939
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	61,852	6,111
Depreciation and amortization	217,694	194,718
Impairment of long-lived assets, restructuring charges and other	4,414	–
Accretion of interest on senior notes and amortization of deferred financing costs	3,186	17,985
Unrealized foreign exchange (gains) losses, net	13,100	(145,402)
Loss on derivative securities	4,025	4,701
Gain on extinguishment of debt	(31,916)	(74,401)
Reorganization expenses, net	6,894	8,196
Deferred tax provision	(5,247)	26,752
Minority interests in subsidiaries, net	(470)	(463)
Share in results of affiliates, net	2,213	2,699
Change in assets and liabilities:
Change in receivables and other assets	(17,679)	(7,499)
Change in accounts payable, accrued liabilities and other	7,370	24,091

Net cash flows from operating activities	115,771	74,427

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(17,487)	(957)
Proceeds from sale of short-term liquid investments	–	44,555
Restricted cash (deposited) released, net	6,105	(130,169)
Capital expenditures	(80,210)	(57,598)
Purchase of interest rate caps	(14,198)	(9,750)
Dividends received and other	4,775	736

Net cash flows from investing activities	(101,015)	(153,183)

Cash Flows from Financing Activities
Issuance of common stock	1,076,264	–
Proceeds from short-term and long-term borrowings	18,773	1,481
Repayments of short-term and long-term borrowings	(113,557)	(10,354)
Financing costs	(21,071)	–

Net cash flows from financing activities	960,409	(8,873)

Effect of Exchange Rates on Cash	(9,741)	4,817

Decrease in Cash and Cash Equivalents	965,424	(82,812)
Cash and Cash Equivalents, Beginning of Period	310,361	410,185

Cash and Cash Equivalents, End of Period	$1,275,785	$327,373

Supplemental Cash Flow Disclosures:
Cash paid for reorganization expenses	$6,894	$3,076

Cash paid for interest	$106,809	$71,895

Cash paid for income taxes	$1,756	$327

Non-cash Investing and Financing Activities:
Issuance of common stock for financial assets, settlement of liabilities and other	$36,574	$612,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are an international broadband communications provider with operations in 14 countries. UGC Europe, Inc., our largest consolidated operation, provides video, high-speed Internet access and telephone services through its broadband networks in 11 European countries. Our primary Latin American operation, VTR GlobalCom S.A., provides video, high-speed Internet access and telephone services in Chile. We also have consolidated operations in Brazil and Peru, an approximate 19% interest in SBS Broadcasting S.A., a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd., a pay-TV provider in Australia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or SEC regulations for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2. Founders Transaction

On January 5, 2004, Liberty Media Corporation (together with its subsidiaries "Liberty") acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of Liberty and cash (the "Founders Transaction"). Upon completion of this transaction, the restriction on Liberty's right to exercise its voting power over us was terminated. Liberty now has the ability to elect our entire board of directors and otherwise to control us. Liberty acquired its cumulative interest in us over a period of several years in separate acquisitions. Liberty's largest acquisition of us occurred in January 2002 whereby its economic and voting interest increased from approximately 11% and 37%, respectively, to approximately 73% and 94%, respectively. Because of certain voting and standstill agreements entered into between Liberty and our founding stockholders in connection with this January 2002 transaction, Liberty was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of Liberty's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Accordingly, for periods prior to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Pre-Founders Transaction," and for periods subsequent to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Post-Founders Transaction." The "Company," "UGC," "we," "us," "our" or similar terms refer to both UGC Post-Founders Transaction and UGC Pre-Founders Transaction.

In the table below, we provide you with the summary balance sheet of UGC Pre-Founders Transaction as of December 31, 2003, prior to the push down of Liberty's basis and the opening summary balance sheet of UGC Post-Founders Transaction on January 1, 2004, subsequent to the push down of Liberty's basis.

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	(In thousands)	(In thousands)
Current assets	$622,321	$622,321
Property, plant and equipment, net	3,386,252	3,342,743
Goodwill	1,989,004	2,519,831
Intangible assets, net	446,065	252,236
Other assets, net	370,137	362,540

Total assets	$6,813,779	$7,099,671

Current liabilities	$1,407,275	$1,604,791
Long-term debt	3,615,902	3,615,902
Other long-term liabilities	392,864	383,725

Total liabilities	5,416,041	5,604,418

Minority interests in subsidiaries	22,761	22,761

Stockholders' equity	1,374,977	1,472,492

Total liabilities and stockholders' equity	$6,813,779	$7,099,671

The push down of Liberty's basis is based on an allocation of Liberty's basis in us at each respective step acquisition date based on the estimated fair values of our assets and liabilities on such dates.

In the table below, we provide you with our unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2003, to give you a better understanding of what our results of operations might have looked like had Liberty pushed down its investment basis in us to our financial statements as of January 1, 2003.

UGC Pre-Founders Transaction Pro Forma
(In thousands)
Revenue	$436,042
Operating expense and other	(517,709)

Operating loss	(81,667)
Interest expense, net	(87,787)
Gain on extinguishment of debt	45,510
Foreign currency exchange gain and other income (expense), net	103,354

Income (loss) before income taxes and other items	(20,590)
Other	(37,184)

Net income	$(57,774)

Basic and diluted net income (loss) per common share	$0.50

This unaudited pro forma condensed consolidated financial information is derived from our audited historical consolidated financial statements and related notes, in addition to certain assumptions and adjustments. You should not rely on this unaudited pro forma condensed consolidated financial information as being indicative of historical results that we would have had or future results that we will experience as a result of the Founders Transaction.

3. Property, Plant and Equipment

	UGC Post-Founders Transaction						UGC Pre-Founders Transaction
	January 1, 2004	Additions	Disposals	Impairments	Foreign Currency Translation Adjustments	March 31, 2004	December 31, 2003
	(In thousands)						(In thousands)
Customer premises equipment	$482,197	$28,844	$–	$(512)	$(20,930)	$489,599	$1,230,231
Commercial	107	–	–	–	–	107	5,905
Scaleable infrastructure	428,156	11,564	–	–	(13,693)	426,027	786,569
Network/Line extensions	1,309,005	13,541	–	–	(49,387)	1,273,159	2,189,050
Upgrade/rebuild	545,489	5,386	–	–	(19,432)	531,443	1,017,313
Support capital	395,240	17,440	(15)	–	(16,281)	396,384	868,061
Priority Telecom	187,939	4,764	–	–	(7,836)	184,867	361,056
Media	38,119	546	–	–	(1,469)	37,196	98,186

Total	3,386,252	82,085	(15)	(512)	(129,028)	3,338,782	6,556,371
Accumulated depreciation	–	(201,786)	–	–	6,868	(194,918)	(3,213,628)

Net property, plant and equipment	$3,386,252	$(119,701)	$(15)	$(512)	$(122,160)	$3,143,864	$3,342,743

4. Goodwill

	UGC Post-Founders Transaction				UGC Pre-Founders Transaction
	January 1, 2004	Acquisitions	Foreign Currency Translation Adjustments	March 31, 2004	December 31, 2003
	(In thousands)				(In thousands)
Europe:
The Netherlands	$670,576	$–	$(25,605)	$644,971	$1,111,558
Austria	452,012	–	(17,870)	434,142	339,581
Norway	26,703	–	(1,240)	25,463	38,500
Sweden	120,770	–	(8,874)	111,896	204,864
Belgium	55,931	–	(2,211)	53,720	40,498

Total Western Europe	1,325,992	–	(55,800)	1,270,192	1,735,001

Hungary	153,869	–	1,764	155,633	228,639
Poland	27,256	–	387	27,643	37,040
Czech Republic	50,310	–	(2,308)	48,002	68,378
Slovak Republic	19,261	–	(172)	19,089	27,130
Romania	13,515	–	201	13,716	23,160

Total Central and Eastern Europe	264,211	–	(128)	264,083	384,347

chellomedia	207,015	–	(8,185)	198,830	124,562

UGC Europe, Inc	–	–	–	–	105,635

Total	1,797,218	–	(64,113)	1,733,105	2,349,545
Latin America:
Chile	191,786	–	(7,036)	184,750	170,286

Total UGC	$1,989,004	$–	$(71,149)	$1,917,855	$2,519,831

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

5. Intangible Assets

	UGC Post-Founders Transaction					UGC Pre-Founders Transaction
	January 1, 2004	Additions	Disposals	Foreign Currency Translation Adjustments	March 31, 2004	December 31, 2003
	(In thousands)					(In thousands)
Intangible assets with definite lives:
Customer relationships	$379,093	$–	$–	$(13,052)	$366,041	$224,358
License fees	2,754	323	(1,337)	(75)	1,665	11,748
Other	1,777	–	–	(180)	1,597	8,519

Total	383,624	323	(1,337)	(13,307)	369,303	244,625
Accumulated amortization	–	(15,908)	–	395	(15,513)	(15,735)

Net	383,624	(15,585)	(1,337)	(12,912)	353,790	228,890
Intangible assets with indefinite lives:
Tradenames	62,441	–	–	(2,423)	60,018	23,346

Total intangible assets, net	$446,065	$(15,585)	$(1,337)	$(15,335)	$413,808	$252,236

	Year Ended December 31,
	2004(1)	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Estimated amortization expense	$(46,709)	$(61,393)	$(55,708)	$(55,708)	$(55,708)	$(78,564)	$(353,790)

(1)
Nine months ended December 31, 2004.

6. Debt

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	March 31, 2004	December 31, 2003
	(In thousands)	(In thousands)
UPC Distribution Bank Facility	$3,584,272	$3,698,586
UPC Polska Notes	–	317,372
UPC Polska 2007 Notes	101,701	–
VTR Bank Facility	93,198	123,000
Old UGC Senior Notes	24,627	24,627
Other	74,198	80,493

Total	3,877,996	4,244,078
Current portion	(282,732)	(628,176)

Long-term portion	$3,595,264	$3,615,902

UPC Distribution Bank Facility

The UPC Distribution Bank Facility is secured by the assets of UPC's majority owned cable operating companies, excluding Poland, and is senior to other long-term debt obligations of UPC. The UPC Distribution Bank Facility credit agreement contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. The following table provides detail of the UPC Distribution Bank Facility:

	Currency/Tranche Amount		Amount Outstanding March 31, 2004
Tranche							Payment Begins	Final Maturity
	Euros	US dollars	Euros	US dollars	Interest Rate(4)	Description
	(In thousands)
Facility A(1)(2)(3)	€666,750	$807,301	€245,000	$296,646	EURIBOR + 2.25%-4.0%	Revolving credit	June-06	June-08
Facility B(1)(2)	2,333,250	2,825,100	2,333,250	2,825,100	EURIBOR + 2.25%-4.0%	Term loan	June-04	June-08
Facility C1(1)	95,000	115,026	95,000	115,026	EURIBOR + 5.5%	Term loan	June-04	March-09
Facility C2(1)	405,000	347,500	287,000	347,500	LIBOR + 5.5%	Term loan	June-04	March-09

Total			€2,960,250	$3,584,272

(1)
An annual commitment fee of 0.5% over the unused portions of each facility is applicable.
(2)
Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.
(3)
The availability under Facility A of €421.8 ($510.7) million can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.
(4)
As of March 31, 2004, six month EURIBOR and LIBOR rates were approximately 1.9% and 1.2%, respectively.

In January 2004, the UPC Distribution Bank Facility was amended to permit indebtedness under a new facility ("Facility D"). The new facility has substantially the same terms as the existing facility and consists of five different tranches totaling €1.072 billion. The proceeds of Facility D are limited in use to fund the scheduled payments of Facility B under the existing facility between December 2004 and December 2006.

During the first quarter of 2004, we purchased an interest rate cap on the UPC Distribution Bank Facility, capping the net rate at 3.0% and 4.0% for 2005 and 2006, respectively, on a notional amount of €1.5 billion. During the first quarter of 2003, we purchased an interest rate cap on the UPC Distribution Bank Facility, capping the net rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005, with the interest rate capped at 2.35%. The changes in fair value of these swaps and caps are recorded through other income in the condensed consolidated statement of operations. The net fair value of these derivative contracts as of March 31, 2004 was a $33.6 million liability.

UPC Polska Notes

On February 18, 2004, in connection with the consummation of UPC Polska's plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of the UPC Polska Notes and other claimholders received a total of $87.4 million in cash, $101.7 million in new 9% UPC Polska notes due 2007 and approximately 2.0 million shares of our Class A common stock in exchange for the cancellation of their claims. We recognized a gain of $31.9 million from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. The new UPC Polska 2007 Notes are senior unsecured obligations of UPC Polska and accrue interest at the rate of 9% per annum, payable in cash semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2004 until maturity on March 31, 2007. UPC Polska has the right to redeem the UPC Polska 2007 Notes, in whole or in part, at any time prior to their maturity upon payment of the outstanding principal amount of the notes to be redeemed, together with any accrued and unpaid interest thereon to the redemption date. UPC Polska may elect to redeem the notes, in whole or in part, prior to maturity, although it has no obligation to do so. In addition, UPC Polska may be required to redeem the UPC Polska 2007 Notes, upon request of the holders thereof, if a change of control of UPC Polska occurs, or UPC Polska enters into certain transactions. Pursuant to the indenture governing these notes, UPC Polska and its affiliates are subject to certain restrictions and covenants.

7. Old UGC Reorganization

Old UGC is our wholly owned subsidiary that owns VTR and an interest in Austar United. IDT United is a variable interest entity in which we have a 33% common equity interest and a 94% fully diluted interest. We consolidate IDT United, as we are the primary beneficiary. On November 24, 2003, Old UGC reached an agreement with IDT United, the unaffiliated stockholders of IDT United and us on terms for the restructuring of the Old UGC Senior Notes. The agreement and related transactions, if implemented, would result in the acquisition by Old UGC of $638.0 million face amount of Old UGC Senior Notes held by us (following cancellation of certain offsetting obligations) and $599.2 million face amount of Old UGC Senior Notes held by IDT United for common stock of Old UGC. Old UGC Senior Notes held by third parties ($24.6 million face amount) would either be left outstanding (after cure and reinstatement) or acquired for our Class A Common Stock (or, at our election, for cash).

Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. We continue to consolidate the financial position and results of operations of Old UGC while in bankruptcy, for the following primary reasons:

  •
  We are the sole shareholder and majority creditor of Old UGC (direct and indirect holder of 98% of the Old UGC Senior Notes);
  •
  We negotiated a restructuring agreement that provides for us to continue to be Old UGC's controlling equity holder upon Old UGC's emergence from bankruptcy; and
  •
  The bankruptcy proceedings are expected to be completed in less than one year.

We have provided below certain financial information with respect to Old UGC, based on the guidance in Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants.

March 31, 2004
(In thousands)
Balance Sheet
Assets
Current assets	$213,836
Property, plant and equipment, net	358,570
Goodwill	184,750
Other long-term assets	87,052

Total assets	$844,208

Liabilities and Stockholders' Equity
Current liabilities
Not subject to compromise:
Accounts payable accrued liabilities, debt and other	$95,484

Subject to compromise:
Current portion of long-term debt(1)	1,261,808
Accrued liabilities(2)	128,295

Total current liabilities subject to compromise	1,390,103

Long-term liabilities not subject to compromise	79,588

Stockholders' equity	(720,967)

Total liabilities and stockholders' equity	$844,208

(1)
All but $24.6 million is eliminated in consolidation.

(2)
All but $2.5 million is eliminated in consolidation.

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For the period January 12, 2004 (the petition date) through March 31, 2004
(In thousands)
Statement of Operations
Revenue	$73,717
Expense	(49,444)
Depreciation and amortization	(23,453)

Operating income (loss)	820
Interest expense, net	(8,153)
Reorganization expense (professional fees)	(144)
Share in results of affiliates, net	(1,591)
Other expense, net	(3,545)

Net income	$(12,613)

Interest expense on liabilities subject to compromise	$–

Contractual interest expense on liabilities subject to compromise	$32,183

8. Guarantees, Commitments and Contingencies

Guarantees

In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

Under the UPC Distribution Bank Facility and VTR Bank Facility, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

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

Contingencies

From time to time we may become involved in litigation relating to claims arising from our operations in the normal course of business, and may incur contingent liabilities as a result of these claims. In addition, we may incur contingent liabilities related to tax proceedings and other compensation matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or accurate range of loss cannot be made at this time. We believe any amounts that may be required to satisfy such contingencies would not have a material adverse effect on our business, results of operations, financial condition or liquidity.

Excite@Home

In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff has filed a claim in the bankruptcy proceedings of approximately $2.2 billion. We deny the material allegations and believe this claim is without merit. We intend to defend the litigation vigorously.

9. Stockholders' Equity

Rights Offering

In February 2004, we completed a rights offering to our stockholders, providing subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The fully subscribed rights offering resulted in the issuance of a total of 170,120,754 shares for gross proceeds of $1.02 billion.

Liberty Exercise of Preemptive Right

In January 2004, Liberty exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UGC Europe exchange offer. As a result, Liberty acquired approximately 18.3 million shares of our Class A common stock at $7.6929 per share. Liberty paid for the shares through the cancellation of $102.7 million of notes we owed Liberty, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash. In February 2004, Liberty exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UPC Polska reorganization. As a result, Liberty acquired approximately 2.4 million shares of our Class A common stock at $6.9026 per share for $16.5 million in cash.

10. Segment Information

Our European operations are currently organized into two principal divisions-UPC Broadband and chellomedia. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chellomedia provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America we also have a Broadband division that provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and Operating Cash Flow. Prior to the Founders Transaction, we referred to Operating Cash Flow as Adjusted EBITDA.

Operating Cash Flow is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. As we use the term, Operating Cash Flow is defined as revenue less operating, selling, general and administrative expense (excluding depreciation and amortization, impairment of long-lived assets, restructuring charges and other and stock-based compensation). We believe Operating Cash Flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Operating Cash Flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Operating Cash Flow distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Operating Cash Flow is important because analysts and investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Operating Cash Flow to our consolidated net income as presented in the accompanying condensed consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Operating Cash Flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

The following table presents our key performance measures:

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Revenue	Operating Cash Flow	Revenue	Operating Cash Flow
	(In thousands)		(In thousands)
Europe:
UPC Broadband
The Netherlands	$171,595	$87,937	$136,632	$51,689
Austria	74,721	29,273	59,760	22,396
France	31,245	3,209	26,566	1,148
Norway	25,616	7,700	23,368	6,095
Sweden	21,986	9,251	17,108	7,073
Belgium	8,971	4,126	7,426	2,846

Total Western Europe	334,134	141,496	270,860	91,247

Hungary	50,695	21,081	39,508	16,084
Poland	23,171	7,649	20,401	5,227
Czech Republic	19,398	9,182	14,486	5,479
Slovak Republic	7,974	3,821	6,077	1,666
Romania and other	6,075	2,879	4,770	2,917

Total Central and Eastern Europe	107,313	44,612	85,242	31,373

Corporate and other	6,242	(14,642)	6,941	(13,647)

Total UPC Broadband	447,689	171,466	363,043	108,973

chellomedia
Priority Telecom	30,131	4,446	28,536	2,790
Media	29,357	6,966	22,172	2,644
Investments	219	120	132	(182)

Total chellomedia	59,707	11,532	50,840	5,252

Intercompany eliminations	(33,771)	–	(28,706)	–

Total Europe	473,625	182,998	385,177	114,225

Latin America:
Broadband
Chile	71,683	25,030	49,087	12,459
Brazil, Peru and other	2,034	90	1,778	(83)

Total Latin America	73,717	25,120	50,865	12,376

Corporate and other	–	(3,834)	–	(4,530)

Total UGC	$547,342	$204,284	$436,042	$122,071

The following table presents a reconciliation of total segment Operating Cash Flow to consolidated net income (loss):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In thousands)	(In thousands)
Total segment Operating Cash Flow	$204,284	$122,071
Depreciation and amortization	(217,694)	(194,718)
Impairment of long-lived assets	(512)	–
Restructuring charges and other	(3,902)	–
Stock-based compensation	(61,852)	(6,111)

Operating income (loss)	(79,676)	(78,758)
Interest expense, net	(68,405)	(89,586)
Foreign currency exchange gain (loss), net	(21,852)	150,960
Gain on extinguishment of debt	31,916	74,401
Other expense, net	(4,304)	(2,894)

Income (loss) before income taxes and other items	(142,321)	54,123
Other, net	(7,344)	(37,184)

Net income (loss)	$(149,665)	$16,939

The following table presents our total assets by segment:

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	March 31, 2004	December 31, 2003
	(In thousands)	(In thousands)
Europe:
UPC Broadband
The Netherlands	$2,028,979	$2,493,134
Austria	802,042	700,209
France	255,803	274,180
Norway	257,701	280,528
Sweden	234,875	321,961
Belgium	103,665	88,725

Total Western Europe	3,683,065	4,158,737

Hungary	486,081	541,139
Poland	190,891	302,216
Czech Republic	178,023	201,103
Slovak Republic	60,482	67,027
Romania and other	37,687	42,503

Total Central and Eastern Europe	953,164	1,153,988

Corporate and other	204,393	374,876

Total UPC Broadband	4,840,622	5,687,601

chellomedia
Priority Telecom	227,437	241,909
Media	368,635	232,527

Total chellomedia	596,072	474,436

Total Europe	5,436,694	6,162,037

Latin America:
Broadband
Chile	655,394	602,762
Brazil, Peru and other	17,465	18,388

Total Latin America	672,859	621,150

Corporate and other	1,386,663	316,484

Total UGC	$7,496,216	$7,099,671

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Restructuring Charges

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Total
	(In thousands)
Restructuring liability as of December 31, 2003 (UGC Pre-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067

Restructuring liability as of January 1, 2004 (UGC Post-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067
Restructuring charges	476	–	–	239	715
Cash paid and other releases	(1,380)	(1,511)	(1,126)	356	(3,661)
Foreign currency translation adjustments	(309)	(655)	176	(115)	(903)

Restructuring liability as of March 31, 2004 (UGC Post-Founders Transaction)	$7,192	$14,655	$33,449	$2,922	$58,218

Short-term portion	$2,837	$4,441	$2,887	$1,216	$11,381
Long-term portion	4,355	10,214	30,562	1,706	46,837

Total	$7,192	$14,655	$33,449	$2,922	$58,218

12. Stock-Based Compensation

We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). We have provided pro forma disclosures of net income (loss) under the fair value method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"), as follows:

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In thousands)	(In thousands)
Net income (loss), as reported	$(149,665)	$16,939
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	50,409	6,111
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(40,851)	(24,478)

Pro forma net income (loss)	$(140,107)	$(1,428)

Basic and diluted net income (loss) per common share:
As reported	$(0.21)	$1.37

Pro forma	$(0.20)	$1.33

(1)
Not including SARs. Compensation expense for SARs is the same under APB 25 and SFAS 123.

Stock-based compensation is recorded as a result of applying variable-plan accounting to stock appreciation rights ("SARs") and certain stock options granted to employees. Under variable-plan accounting, compensation expense (credit) is recognized at each financial statement date for SARs and variable options based on the difference between the grant price and the estimated fair value of our Class A common stock, until such SARs and options are exercised, expire, or are cancelled. We began applying variable-plan accounting to certain stock options due to a modification of the exercise price of these options in January 2004, as a result of the rights offering.

13. Earnings Per Share

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In thousands)	(In thousands)
Numerator (Basic):
Net income (loss)	$(149,665)	$16,939
Gain on issuance of Class A common stock for subsidiary preference shares	–	610,888

Basic net income (loss) attributable to common stockholders	$(149,665)	$627,827

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	677,215,632	413,960,762
Adjustment for rights offering in February 2004	36,862,819	42,643,070

Basic weighted-average number of common shares outstanding	714,078,451	456,603,832

Numerator (Diluted):
Net income (loss)	$(149,665)	$16,939
Gain on issuance of Class A common stock for subsidiary preference shares	–	610,888

Diluted net income (loss) attributable to common stockholders	$(149,665)	$627,827

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	714,078,451	456,603,832
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	– (1)	–
Incremental shares attributable to the assumed exercise of contingently issuable shares	– (1)	–
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	– (1)	3,745

Diluted weighted-average number of common shares outstanding(2)	714,078,451	456,607,577

(1)
Excluded as the effect would be anti-dilutive.

(2)
Common shares that could potentially dilute Basic EPS in the future that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive totaled 8,819,180 and 14,951,941 for the three months ended March 31, 2004 and 2003, respectively. These shares represent presently exercisable stock options that have an exercise price greater than the market price of our Class A common stock.

14. Related Party Transactions

Programming Agreements

In the ordinary course of business, we acquire programming from various vendors, including Discovery Communications, Inc. ("Discovery") and Pramer S.C.A. ("Pramer"). Pramer is an indirect wholly-owned subsidiary of Liberty and Liberty has a 50% equity interest in Discovery. For the three months ended March 31, 2004, we incurred costs for programming fees under agreements with Discovery and Pramer of approximately $3.0 million and $0.1 million, respectively. We have certain other relationships with Liberty that are currently not significant.

Related Party Interest Income (Expense)

We earned interest income from related party loans and receivables of $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. We incurred interest expense related to related party loans of $0.4 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

15. Subsequent Events

On April 6, 2004, we completed the offering and sale of €500.0 million 1 3/4% Convertible Senior Notes due April 15, 2024. These notes will be convertible into shares of our Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share on date of issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

  •
  Cautionary Factors Concerning Forward-Looking Statements.    This section provides a description of risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to be materially different from what is reported.
  •
  Overview.    This section provides a general description of our business and recent events.
  •
  Results of Operations.    This section provides an analysis of our results of operations for the three months ended March 31, 2004 and 2003.
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
  •
  Critical Accounting Policies, Judgments and Estimates.    This section discusses those accounting policies that are considered important to our financial condition and results of operations, contain uncertainties and require significant judgment in their application.

Cautionary Factors Concerning Forward-Looking Statements

We caution you that the discussion herein contains, in addition to historical information, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. All statements other than statements of historical fact included herein may constitute forward-looking statements. In addition, when we use the words "may," "will," "expects," "intends," "estimates," "anticipates," "believes," "plans," "seeks" or "continues" or the negative thereof or similar expressions herein, we intend to identify forward-looking statements. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Such forward-looking statements involve known and unknown risks and could cause actual results to differ materially from our expectations, including, but not limited to:

  •
  national and international economic and market conditions;
  •
  competitive activities or other business conditions;
  •
  customer reception of our existing and future services;
  •
  statements concerning our plans, objectives and future economic prospects;
  •
  potential restructuring of our subsidiaries' capital structure;
  •
  potential refinancing of the UPC Distribution Bank Facility;
  •
  expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts;
  •
  changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer and acceptance of our newer digital video, telephone and Internet access services;
  •
  our ability to manage and grow our newer digital video, telephone and Internet access services;
  •
  our ability to secure adequate capital to fund other system growth and development and planned acquisitions;
  •
  our ability to successfully close proposed transactions and restructurings;
  •
  risks inherent in investment and operations in foreign countries;
  •
  changes in government regulation;
  •
  changes in the nature of key strategic relationships with joint venture partners;
  •
  consumer spending levels, including the availability and amount of individual consumer debt;
  •
  spending on domestic and foreign advertising;
  •
  continued consolidation of the broadband distribution industry;
  •
  uncertainties inherent in the development and integration of new business lines and business strategies;
  •
  the expanded deployment of personal video recorders and the impact on cable advertising revenue;
  •
  rapid technological changes;

  •
  the ability of suppliers and vendors to deliver products, equipment, software and services;
  •
  the outcome of any pending or threatened litigation;
  •
  availability of qualified personnel;
  •
  competitor responses to our products and services, and the products and services of the entities in which it has interests; and
  •
  threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

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

Overview

On January 5, 2004, Liberty acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of Liberty and cash. Due to certain voting and standstill agreements entered into between Liberty and our founding stockholders in January 2002, Liberty was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, the restriction on Liberty's right to exercise its voting power over us was terminated. Liberty now has the ability to elect our entire board of directors and, accordingly, consolidates our financial position and results of operations. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of Liberty's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Certain amounts in the consolidated statement of operations for the three months ended March 31, 2004 are not comparable to the consolidated statement of operations for the three months ended March 31, 2003 (primarily depreciation and amortization), because the three months ended March 31, 2004 includes the effects of these purchase accounting (push down) adjustments.

We are a leading international broadband communications provider of video, voice and Internet services with operations in 14 countries outside the United States. UGC Europe, our largest consolidated operation, is a leading pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. Our primary Latin American operation, VTR, is Chile's largest multi-channel television and high-speed Internet access provider, and Chile's second largest provider of residential telephone services.

At the operational level, we have continued to focus on profitable customer growth. During the first quarter of 2004, we increased the number of revenue generating units, or "RGUs," by adding new subscribers and by selling new services to our existing subscribers. In addition to RGU growth, we have increased the average revenue per unit per RGU, or "ARPU," through rate increases and penetration of new higher-priced services. Our Internet services have been a key factor in this growth. We plan to increase revenue and operating cash flow in 2004 through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We also plan to increase RGUs, revenue and operating cash flow through acquisitions, such as the Noos transaction in France, as well as selectively extending and upgrading our existing networks.

We are well capitalized as a result of two recent transactions – a fully subscribed rights offering to our stockholders generating net proceeds in excess of $1.0 billion in February 2004 and a convertible debt offering of 1 3/4% convertible senior notes totaling €500.0 ($605.4) million in April 2004. We plan to use the proceeds of these offerings for acquisitions, working capital and other corporate purposes, including the repayment of indebtedness.

We believe that there is and will continue to be growth in the demand for broadband video, telephone and Internet access services in the residential and business marketplace where we do business. We believe our triple play offering of video, telephone, and broadband access to the Internet will continue to prove attractive to our existing customer base and allow us to be competitive and grow our business. Potential impediments to achieving these goals include increased price competition for broadband services, alternative video technologies, available capital to finance the proposed rollout of new services and other factors listed above.

Results of Operations

Revenue

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe	$473,625	$385,177
VTR	71,683	49,087
Other	2,034	1,778

Total	$547,342	$436,042

Revenue increased $111.3 million, or 25.5%, for the three months ended March 31, 2004 compared to the same period in the prior year, primarily due to strengthening of the euro and the Chilean peso against the U.S. dollar (approximately 14.3% and 20.3%, respectively) from period to period, as well as rate increases and an increase in RGUs through organic subscriber growth and successfully driving higher service penetration in existing customers. The following provides revenue detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	United States Dollars		Local Currency
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004		2003
	(In thousands)
Europe (UGC Europe):
UPC Broadband
The Netherlands	$171,595	$136,632		€137,111		€127,382
Austria	74,721	59,760		59,704		55,714
France	31,245	26,566		24,966		24,767
Norway	25,616	23,368		20,468		21,786
Sweden	21,986	17,108		17,568		15,950
Belgium	8,971	7,426		7,168		6,923

Total Western Europe	334,134	270,860		266,985		252,522

Hungary	50,695	39,508		40,507		36,834
Poland	23,171	20,401		18,515		19,020
Czech Republic	19,398	14,486		15,500		13,505
Slovak Republic	7,974	6,077		6,371		5,666
Romania and other	6,075	4,770		4,855		4,447

Total Central and Eastern Europe	107,313	85,242		85,748		79,472

Corporate and other	6,242	6,941		4,987		6,471

Total UPC Broadband	447,689	363,043		357,720		338,465

chellomedia
Priority Telecom	30,131	28,536		24,076		26,604
Media	29,357	22,172		23,457		20,671
Investments	219	132		175		123

Total chellomedia	59,707	50,840		47,708		47,398

Intercompany eliminations	(33,771)	(28,706)		(26,984)		(26,763)

Total Europe	473,625	385,177		€378,444		€359,100

Latin America:
Broadband
Chile (VTR)	71,683	49,087	CP	42,103,045	CP	36,168,396

Brazil, Peru and other	2,034	1,778

Total Latin America	73,717	50,865

Total UGC	$547,342	$436,042

On a functional currency basis, UGC Europe's revenue increased 5.4% for the three months ended March 31, 2004 compared to the same period in the prior year. UPC Broadband's revenue increased 5.7% for the three months ended March 31, 2004 compared to the same period in the prior year. At constant exchange rates the increase in UPC Broadband's revenue would have been approximately 8.1%, with Norway, Hungary and Poland accounting for most of the translation effect.

  •
  Revenue in The Netherlands increased 7.6% from period to period, primarily due to rate increases in cable television services, with an increase in Internet revenues and a decrease in telephone revenues largely offsetting each other. Internet revenues increased 4.8% from period to period, reflecting the combined effect of an 11.7% increase in subscriber numbers from 309,200 as of March 31, 2003 to 345,500 as of March 31, 2004, and the impact of tiered products on ARPU. Telephone revenues declined 13.7% from period to period, one-third of which was a one-time effect in 2004 with the remainder reflecting a 3.4% decline in subscriber numbers and reduced tariffs as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market.
  •
  Revenue in Austria increased 7.2% from period to period, primarily due to growth in Internet revenues, reflecting the 17.0% increase in subscriber numbers from 187,100 as of March 31, 2003 to 218,900 as of March 31, 2004. An erosion in telephone revenues was offset by growth in digital television services.
  •
  Revenue in the remainder of Western Europe increased 1.1% from period to period, with growth in both cable television, digital television and Internet services, offset by a decline in telephone revenue due to lower usage. Translation effects resulted in an overall decline in revenue in Norway.
  •
  Overall ARPU in Western Europe increased 3.6% from €16.26 for the three months ended March 31, 2003 to €16.84 for the three months ended March 31, 2004, primarily due to rate increases for basic cable services in The Netherlands.
  •
  Revenue in Hungary increased 10.0%, despite the stronger euro against the Hungarian forint from period to period, primarily due to RGU growth in cable television, direct-to-home ("DTH") and Internet services, offset by flat RGU growth and lower usage in telephone. Total RGUs increased from 870,500 as of March 31, 2003 to 930,400 as of March 31, 2004.
  •
  Revenue in the remainder of Central and Eastern Europe increased 6.1% from period to period, with growth in all of cable television, Internet and DTH services. Telephone revenues were down, reflecting the disposal of the small Czech traditional telephone network.
  •
  Overall ARPU in Central and Eastern Europe increased 4.1% from €9.21 for the three months ended March 31, 2003 to €9.59 for the three months ended March 31, 2004.
  •
  Revenue from chellomedia remained flat from period to period, primarily due to price erosion and customer cancellations in a continuing weak wholesale market at Priority Telecom, offset by an increase in revenue from Media due to an increase in the number of Internet subscribers from period to period.

Recently we announced that we would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. As previously reported, we have been enjoined from, or have voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, we have reached agreement with several municipalities, including the municipality of Amsterdam, allowing us to increase our standard cable tariffs from €11.36 to €15.20 throughout the year. We are currently negotiating with other municipalities and expect a satisfactory resolution.

On a functional currency basis, the 16.4% increase in VTR's revenue for the three months ended March 31, 2004 compared to the same period in the prior year was primarily attributable to:

  •
  a 16.2% increase in the number of RGUs from 787,200 as of March 31, 2003 to 914,600 as of March 31, 2004, primarily due to increased effectiveness of VTR's direct sales force and mass marketing initiatives for its Internet services, and
  •
  a slight increase in ARPU from CP15,505 ($21.04) for the three months ended March 31, 2003 to CP15,520 ($26.42) for the three months ended March 31, 2004, primarily due to increased premium tier customers and higher advertising revenue, offset by lower mobile phone access charges and discounts applied to Internet bundled products and a change in the Internet product mix.

Operating Expense

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe	$(184,896)	$(169,927)
VTR	(22,770)	(18,933)
Other	(1,507)	(1,409)

Total	$(209,173)	$(190,269)

Operating expense, which includes programming, broadcasting, content, franchise fees, network operations, customer operations, customer care, billing and collections and other direct costs increased $18.9 million, or 9.9%, for the three months ended March 31, 2004 compared to the same period in the prior year, primarily due to the strengthening of the euro and the Chilean peso against the U.S. dollar from period to period. The following provides operating expense detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Three Months Ended March 31,
	2004		2003
	(In thousands)
UGC Europe
Dollars:
UPC Broadband		$(190,380)		$(173,042)
chellomedia		(25,646)		(23,558)
Intercompany eliminations		31,130		26,673

Total		$(184,896)		$(169,927)

Euros:
UPC Broadband		€(152,121)		€(161,327)
chellomedia		(20,492)		(21,964)
Intercompany eliminations		24,874		24,868

Total		€(147,739)		€(158,423)

VTR
Chilean Pesos:
Broadband	CP	(13,376,907)	CP	(13,952,116)

On a functional currency basis, UGC Europe's operating expense decreased 6.7% for the three months ended March 31, 2004 compared to the same period in the prior year.

  •
  Direct costs for UPC Broadband were slightly lower from period to period as lower telephone interconnect costs and translation effects offset the increase in Internet and programming costs driven by increased subscribers. The decrease in other operating expense resulted from continued improvement in operational cost control, more effective procurement of support services, and lower customer care and billing and collection charges, particularly in The Netherlands.
  •
  Operating expenses for chellomedia decreased due to stringent cost controls and renegotiated UGC Europe agreements.

On a functional currency basis, the movement in VTR's operating expense for the three months ended March 31, 2004 compared to the same period in the prior year was primarily due to:

  •
  lower programming costs due to the strengthening peso against the U.S. dollar;
  •
  lower access charges;
  •
  lower international bandwidth costs; and
  •
  a decrease in technical services.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe	$(105,731)	$(101,025)
VTR	(23,883)	(17,695)
Other	(4,271)	(4,982)

Total	$(133,885)	$(123,702)

Selling, general and administrative expense increased $10.2 million, or 8.2%, for the three months ended March 31, 2004 compared to the same period in the prior year, primarily due to the strengthening of the euro and the Chilean peso against the U.S. dollar. The following provides selling, general and administrative expense detail for certain of our operating segments in U.S. dollars and in the local currency of each segment.

	Three Months Ended March 31,
	2004		2003
	(In thousands)
UGC Europe
Dollars:
UPC Broadband		$(85,815)		$(81,188)
chellomedia		(22,527)		(22,029)
Intercompany eliminations		2,611		2,192

Total		$(105,731)		$(101,025)

Euros:
UPC Broadband		€(68,587)		€(75,694)
chellomedia		(18,005)		(20,539)
Intercompany eliminations		2,087		2,044

Total		€(84,505)		€(94,189)

VTR
Chilean Pesos:
Broadband	CP	(14,043,010)	CP	(13,033,980)

On a functional currency basis, UGC Europe's selling, general and administrative expense decreased 10.3% for the three months ended March 31, 2004 compared to the same period in the prior year.

  •
  SG&A expense for UPC Broadband contained certain one-time charges for the three months ended March 31, 2003 that did not reoccur in 2004 and certain one-time benefits for the three months ended March 31, 2004. The remainder of the decrease reflects both continued improvement in cost control, reduced infrastructure cost, a reduction in outsourced support and translation effects, offset by an increase in marketing expenditures.
  •
  SG&A expense for chellomedia decreased from period to period, primarily due to continued cost control at Media and Priority Telecom, offset by increased marketing costs to support the tiered product strategy.

On a functional currency basis, the movement in VTR's selling, general and administrative expense for the three months ended March 31, 2004 compared to the same period in the prior year was primarily due to:

  •
  growth in RGUs;
  •
  an increase in advisory fees;
  •
  an increase in commissions and marketing expense due to increased competition; offset by
  •
  lower salaries and benefits as a result of the outsourcing of non-core operations.

Operating Cash Flow

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe	$182,998	$114,225
VTR	25,030	12,459
Corporate and other	(3,744)	(4,613)

Total	$204,284	$122,071

Prior to the Founders Transaction, we referred to Operating Cash Flow as Adjusted EBITDA. Please refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Operating Cash Flow and a reconciliation of total segment Operating Cash Flow to consolidated net income (loss).

The following provides Operating Cash Flow for certain of our operating segments in U.S. dollars and in the local currency of each segment:

	United States Dollars		Local Currency
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004		2003
	(In thousands)
Europe (UGC Europe):
UPC Broadband
The Netherlands	$87,937	$51,689		€70,255		€48,188
Austria	29,273	22,396		23,387		20,879
France	3,209	1,148		2,564		1,070
Norway	7,700	6,095		6,152		5,682
Sweden	9,251	7,073		7,391		6,594
Belgium	4,126	2,846		3,296		2,653

Total Western Europe	141,496	91,247		113,045		85,066

Hungary	21,081	16,084		16,842		14,995
Poland	7,649	5,227		6,111		4,873
Czech Republic	9,182	5,479		7,336		5,108
Slovak Republic	3,821	1,666		3,053		1,553
Romania and other	2,879	2,917		2,300		2,719

Total Central and Eastern Europe	44,612	31,373		35,642		29,248

Corporate and other	(14,642)	(13,647)		(11,699)		(12,722)

Total UPC Broadband	171,466	108,973		136,988		101,592

chellomedia
Priority Telecom	4,446	2,790		3,552		2,601
Media	6,966	2,644		5,565		2,465
Investments	120	(182)		95		(170)

Total chellomedia	11,532	5,252		9,212		4,896

Total Europe	182,998	114,225		€146,200		€106,488

Latin America:
Broadband
Chile (VTR)	25,030	12,459	CP	14,683,128	CP	9,182,300

Brazil, Peru and other	90	(83)

Total Latin America	25,120	12,376

Corporate and other	(3,834)	(4,530)

Total UGC	$204,284	$122,071

Please refer to our discussion of revenue, operating expense and selling, general and administrative expense above.

Depreciation and Amortization

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe	$(194,240)	$(178,715)
VTR	(22,753)	(15,294)
Other	(701)	(709)

Total	$(217,694)	$(194,718)

Depreciation and amortization expense increased $23.0 million for the three months ended March 31, 2004 compared to the prior period, primarily due to strengthening of the euro and the Chilean peso against the U.S. dollar, as well as the amortization of customer relationships during the three months ended March 31, 2004 as a result of the UGC Europe exchange offer in December 2003 and the Founders Transaction. On a functional currency basis, UGC Europe's depreciation and amortization decreased due to an overall reduction in capital expenditures.

Interest Expense

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash Pay:
UGC Europe bank facilities	$(62,864)	$(71,274)
VTR bank facility	(2,075)	(2,761)
UPC Polska 2007 Notes	(1,083)	–
Old UGC senior notes	(86)	(331)
Other	(2,439)	(2,638)

	(68,547)	(77,004)

Non Cash:
UPC Polska senior discount notes accretion	–	(13,615)
Old UGC Senior Notes accretion	–	(313)
Amortization of deferred financing costs	(3,186)	(4,057)

	(3,186)	(17,985)

Total	$(71,733)	$(94,989)

Interest expense decreased for the three months ended March 31, 2004 compared to the prior period, primarily due to the cessation of accretion of interest on UPC Polska's senior discount notes on July 7, 2003, as a result of UPC Polska's bankruptcy filing.

Foreign Currency Exchange Gain (Loss)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe	$(9,942)	$144,986
VTR	(3,573)	(6,973)
Other	(8,337)	12,947

Total	$(21,852)	$150,960

Foreign currency exchange movements are primarily due to UGC Europe's U.S. dollar-denominated debt and VTR's U.S. dollar-denominated bank facility, as well as some corporate investments in euro-denominated securities. UGC Europe had significantly greater U.S. dollar-denominated debt in 2003, as most of this debt was extinguished in UPC's bankruptcy proceedings. In addition, the euro weakened during the three months ended March 31, 2004 (from .7933 as of December 31, 2003 to .8259 as of March 31, 2004) compared to a strengthening of the euro in the prior period (from .9545 as of December 31, 2002 to .9195 as of March 31, 2003).

Liquidity and Capital Resources

We have financed our acquisitions and our video, voice and Internet access businesses in the two main regions of the world in which we operate primarily through public and private debt and equity offerings, both at the UGC level and at the subsidiary level and operating cash flow. Our cash position is much stronger than the first quarter of 2003, as we have been able to tap into the public and private debt and equity markets in recent months. We believe that we will be able to meet our current and long-term liquidity, acquisition and capital needs through our existing cash, operating cash flow and available borrowings under our existing credit facilities. To the extent we plan to grow our business through additional acquisitions, we may need additional sources of cash, most likely to come from the capital markets in the form of debt, equity or a combination of both.

Cash flows from operating activities increased from $74.4 million for the three months ended March 31, 2003 to $115.8 million for the three months ended March 31, 2004, as a result of the stronger euro and Chilean Peso in relation to the U.S. dollar, as well as rate increases, lower costs and increased penetration of higher-margin services. Capital expenditures also increased from $57.6 million for the three months ended March 31, 2003 to $80.2 million for the three months ended March 31, 2004, primarily due to customer premises equipment related to subscriber acquisitions, as we added 92,300 RGUs in the first quarter of 2004 compared to 48,700 in the first quarter of 2003. We continue to focus on increasing penetration of services in our existing upgraded footprint and efficient deployment of capital, aimed at services that result in positive net cash flows. Customer premises equipment costs are expected to decrease in 2004 through negotiations and as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of equipment retrieval. We expect our existing network to largely cope with anticipated increases in traffic, although some costs may be incurred to support expansion of services. We plan to limit new-build expenditures primarily to those areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced. Future capital expenditures will also depend on some factors beyond our control, including competition, changes in technology and the timing and rate of deployment of new services, such as our digital distribution platform. Cash flows from operations less capital expenditures increased from $16.8 million for the three months ended March 31, 2003 to $35.6 million for the three months ended March 31, 2004. In February 2004 we completed a fully subscribed rights offering to our stockholders, resulting in net proceeds of $1.018 billion. We used our capital resources for the three months ended March 31, 2004 to repay debt of $113.6 million, primarily $80.0 million to the bondholders of UPC Polska as part of UPC Polska's reorganization and $29.8 million to reduce the balance of the VTR Bank Facility.

As of March 31, 2004, we had $1.3 billion in consolidated cash and cash equivalents and short-term liquid investments. On April 6, 2004, we completed the offering and sale of €500 ($605) million 1 3/4% Convertible Senior Notes due April 15, 2024, bringing our total cash on a pro forma basis to $1.9 billion. In addition to our cash on hand, we have capacity under Facility A of the UPC Distribution Bank Facility of €421.8 ($510.7) million, and marketable equity securities (SBS and Austar United) with a total market value of $491.5 million as of March 31, 2004. We expect to use approximately €229 ($277) million (minimum) to €281 ($340) million (maximum) of our cash for the Noos acquisition in France, approximately €450 ($545) million of our cash to repay a portion of the UPC Distribution Bank Facility and the remainder for future acquisitions and general corporate purposes. We anticipate our capital expenditure needs for the remainder of 2004 will be funded by our cash flow from operating activities.

We are in discussions with our lenders about refinancing a portion of the outstanding amount under the UPC Distribution Bank Facility. We have proposed to use up to €450 ($545) million of our cash on hand to facilitate a refinancing that would, among other things, reduce interest rates on the indebtedness under the facility and provide us with additional flexibility to finance a portion of the Noos acquisition and other potential acquisitions with debt. There can be no assurance that we will choose to refinance the UPC Distribution Bank Facility or if we choose to pursue the refinancing that we will be successful in refinancing this bank facility or to the extent to which we will be able to reduce the interest rates under the facility, if at all.

We have summarized our contractual obligations as of March 31, 2004 by the effect such obligations are expected to have on our liquidity and cash flow in future periods, in the table below.

	Expected payment as of March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Variable rate UPC Distribution Bank Facility(1)	$225,199	$163,537	$234,165	$640,272	$801,168	$1,519,931	$3,584,272
Fixed rate Old UGC Senior Notes(2)	24,627	–	–	–	–	–	24,627
Fixed rate UPC Polska 2007 Notes(1)	–	–	101,701	–	–	–	101,701
Variable rate VTR Bank Facility(1)	24,600	47,663	20,935	–	–	–	93,198
Capital lease obligations(1)	3,815	3,310	3,526	3,829	4,164	42,574	61,218
Other debt(1)	4,491	4,405	1,745	769	703	867	12,980

Total debt	282,732	218,915	362,072	644,870	806,035	1,563,372	3,877,996

Operating leases	48,852	33,855	27,261	20,752	18,095	33,361	182,176
Programming commitments	80,240	28,746	5,841	3,140	2,268	18,623	138,858
Other commitments	74,552	22,343	18,181	9,998	9,941	32,014	167,029

Total commitments	203,644	84,944	51,283	33,890	30,304	83,998	488,063

Total debt and commitments	$486,376	$303,859	$413,355	$678,760	$836,339	$1,647,370	$4,366,059

(1)
Fair value approximates carrying value.

(2)
Fair value is approximately $20.7 million, based on an independent valuation analysis.

On March 15, 2004, we signed a share purchase agreement with SUEZ, a French utility group, to acquire France's largest cable operator, Noos. Noos is based largely in Paris and provides digital cable and high-speed Internet access services. The price of the transaction values the enterprise at approximately 7.25 times its annualized 2004 EBITDA (as defined in the agreement) at closing, with a floor price of €507.5 million (below which we have a "walk-away" right) and capped at a maximum price of €660.0 million. SUEZ will acquire a 20% interest in our combined French operations. The transaction is expected to close during the third quarter of 2004, subject to regulatory approval.

Market Risk Management

Investment Portfolio

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to $632.4 million of cash we have invested in currencies other than the U.S. dollar. Of this amount, $577.5 million is denominated in euros, the majority of which is expected to be used for acquisitions and other euro-denominated commitments. We are exposed to equity price fluctuations related to our investments in equity securities. Investments in publicly traded securities at March 31, 2004 included the following:

	Number of Shares	Fair Value March 31, 2004
		(In thousands)
Equity Method Investments:
Austar United	446,040,358	$276,641

PrimaCom	4,948,039	$2,128

Cost Method Investments:
SBS	6,000,000	$214,860

Sorrento	2,076,426	$6,541

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

	Spot Rate
	Euro	Chilean Peso
December 31, 2003	0.7933	593.80
March 31, 2004	0.8259	616.41
March 31, 2003	0.9195	731.56
% Strengthening (Devaluation) March 31, 2003 to March 31, 2004	10.2%	15.7%
	Average Rate
	Euro	Chilean Peso
March 31, 2004	0.7989	587.35
March 31, 2003	0.9323	736.85
% Strengthening (Devaluation) March 31, 2003 to March 31, 2004	14.3%	20.3%

The table below presents the impact of foreign currency fluctuations on our revenue and operating cash flow:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
UGC Europe:
Revenue	$473,625	$385,177

Operating cash flow	$182,998	$114,225

Revenue based on prior year exchange rates(1)	$405,925

Operating cash flow based on prior year exchange rates(1)	$156,816

Revenue impact(2)	$67,700

Operating cash flow impact(2)	$26,182

VTR:
Revenue	$71,683	$49,087

Operating cash flow	$25,030	$12,459

Revenue based on prior year exchange rates(1)	$57,139

Operating cash flow based on prior year exchange rates(1)	$19,927

Revenue impact(2)	$14,544

Operating cash flow impact(2)	$5,103

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

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Foreign currency translation adjustments	$(48,091)	$(222,970)

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
U.S. dollar denominated facilities:
UPC Distribution Bank Facility	$347,500	$347,500
UPC Polska Notes	–	317,372
UPC Polska 2007 Notes	101,701	–
VTR Bank Facility	93,198	123,000

	$542,399	$787,872

Interest Rate Sensitivity

We are exposed to the risk of fluctuations in interest rates, primarily through our EURIBOR and LIBOR-indexed credit facilities. We maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies to manage exposure to movements in interest rates. We monitor our interest rate risk exposures using techniques including market value and sensitivity analyses. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate cap agreements to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. For the three months ended March 31, 2004, the weighted average interest rate on our variable rate bank facilities was 6.6%.

Derivative Instruments

During the first quarter of 2004, we purchased an interest rate cap on the UPC Distribution Bank Facility, capping the net rate at 3.0% and 4.0% for 2005 and 2006, respectively, on a notional amount of €1.5 billion. During the first quarter of 2003, we purchased an interest rate cap on the UPC Distribution Bank Facility, capping the net rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005, with the interest rate capped at 2.35%. The changes in fair value of these swaps and caps are recorded through other income in the condensed consolidated statement of operations. The net fair value of these derivative contracts as of March 31, 2004 was $33.6 million (liability).

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the impairment testing of our long-lived tangible and intangible assets, the valuation of our acquisition related assets and liabilities, the valuation of our subscriber receivables and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change. See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of these items. Additionally, with respect to the three months ended March 31, 2004, we believe our judgment and related estimates associated with the consolidation of Old UGC while in Chapter 11 bankruptcy proceedings to be critical in the preparation of the accompanying unaudited condensed consolidated financial statements.

Consolidation of Old UGC

Old UGC is our wholly owned subsidiary that owns VTR and an interest in Austar United. Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York on January 12, 2004. We continue to consolidate the financial position and results of operations of Old UGC while in bankruptcy, for the following primary reasons:

  •
  We are the sole shareholder and majority creditor of Old UGC (direct and indirect holder of 98% of the Old UGC Senior Notes);
  •
  We negotiated a restructuring agreement that provides for us to continue to be Old UGC's controlling equity holder upon Old UGC's emergence from bankruptcy; and
  •
  The bankruptcy proceedings are expected to be completed in less than one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management.

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

(b)   Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the first fiscal quarter covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 18, 2003, we issued to our indirect wholly owned subsidiary UPCH, LLC 4,780,611 shares of our Class A common stock in consideration for all of the shares of UGC Europe, Inc. owned by UPCH, LLC upon the merger of UGC Europe with one of our wholly-owned subsidiaries. Such 4,780,611 shares of Class A common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (or the "Securities Act").

Pursuant to the terms of a new Standstill Agreement dated as of January 5, 2004, with Liberty, if we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, Liberty has the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain its then existing equity percentage in us on terms that are at least as favorable as those given to any third-party purchasers. In accordance with such preemptive right, Liberty exercised its preemptive right based on shares of Class A common stock issued by us in the UGC Europe exchange offer. As a result, on January 16, 2004, we issued to Liberty 15,173,898 shares of our Class A common stock and on January 21, 2004, 3,119,641 shares of Class A common stock, all for $7.6929 per share. Liberty purchased these shares through the cancellation of $102.7 million of notes we owed to Liberty, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash. By virtue of its relationship with us, Liberty had access to extensive information about us, including information publicly filed. No general solicitation or advertising occurred incident to the issuance to the Class A common stock. The Class A common stock certificates contain restrictive legends. The Class A common stock was issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

On February 18, 2004, we issued 2,011,813 shares of our Class A common stock to the bondholders and other claimants of UPC Polska, Inc. as settlement of claims pursuant to UPC Polska's revised and amended plan of reorganization to which we became a party. No general solicitation occurred. The shares of Class A common stock were issued without restrictive legends. The Class A common stock was issued in reliance upon an exemption from registration under the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

On February 19, 2004, we issued 1,800,000 shares of our Class A common stock in a private transaction in reliance under Section 4(2) of the Securities Act. No general solicitation occurred. We issued the shares pursuant to a settlement agreement dated as of February 19, 2004, in which our indirect wholly owned subsidiary UPC purchased the shares in Mediareseaux S.A. owned by InterComm Holdings LLC and its affiliates (collectively "ICH") in exchange for our Class A common stock. ICH had access to extensive information about us. The Class A common stock certificates contain restrictive legends.

On March 10, 2004, we issued to Liberty 2,413,355 shares of our Class A common stock for $6.9026 per share. We issued such shares as a result of Liberty exercising its preemptive right based on shares of Class A common stock issued by us to the bondholders and other claimants of UPC Polska. Liberty purchased these shares with cash. By virtue of its relationship with us, Liberty had access to extensive information about us, including information publicly filed. No general solicitation or advertising occurred incident to the issuance to the Class A common stock. The Class A common stock certificates contain restrictive legends. The Class A common stock was issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders was held on February 11, 2004. At the special meeting, one matter was considered and acted upon – the approval of amendments to our equity incentive plans for employees, directors and consultants. Following is a summary of the votes for this proposal:

	For	Against	Abstain	Not Voted	Total Votes
Class A	90,207,309	53,654,932	18,583	152,369,884	296,250,708
Class B	81,980,160	–	–	–	81,980,160
Class C	3,031,235,420	–	–	–	3,031,235,420

Total	3,203,422,889	53,654,932	18,583	152,369,884	3,409,466,288

ITEM 5. OTHER INFORMATION

Operating Data

The following table presents certain subscriber data for systems we control and consolidate the results of operations in our financial statements.

	March 31, 2004
						Video			Internet		Telephone
	Homes in Service Area(1)	Homes Passed(2)	Two-way Homes Passed(3)	Customer Relationships(4)(13)	Total RGUs(5)	Analog Cable Subscribers(6)	DTH Subscribers(7)	Digital Cable Subscribers(8)	Homes Serviceable(9)	Subscribers(10)	Homes Serviceable(11)	Subscribers(12)
Europe:
The Netherlands	2,634,600	2,606,100	2,405,500	2,311,200	2,866,700	2,307,600	–	53,500	2,405,500	345,500	1,607,800	160,100
Austria	1,081,400	925,300	922,000	566,800	896,300	496,500	–	26,600	922,000	218,900	901,500	154,300
France	2,656,600	1,393,100	701,400	500,100	576,500	467,500	–	22,200	701,400	28,000	701,400	58,800
Norway	529,000	485,100	226,700	339,000	436,200	339,000	–	33,100	226,700	40,400	143,600	23,700
Sweden	770,000	421,600	272,300	282,600	379,800	282,600	–	26,300	272,300	70,900	–	–
Belgium	530,000	154,600	154,600	145,000	160,300	132,400	–	–	154,600	27,900	–	–

Total Western Europe	8,201,600	5,985,800	4,682,500	4,144,700	5,315,800	4,025,600	–	161,700	4,682,500	731,600	3,354,300	396,900

Poland	1,876,000	1,876,000	407,200	989,500	1,021,100	987,400	–	–	407,200	33,700	–	–
Hungary	1,170,400	991,200	613,500	856,100	930,400	710,100	108,900	–	583,100	46,700	87,200	64,700
Czech Republic	913,000	722,800	289,600	382,600	400,700	296,200	77,800	–	289,600	26,700	–	–
Romania	659,600	458,400	2,600	337,700	337,700	337,700	–	–	–	–	–	–
Slovak Republic	517,800	400,900	86,300	292,700	295,200	279,400	12,600	–	82,000	3,200	–	–

Total Central and Eastern Europe	5,136,800	4,449,300	1,399,200	2,858,600	2,985,100	2,610,800	199,300	–	1,361,900	110,300	87,200	64,700

Total Europe	13,338,400	10,435,100	6,081,700	7,003,300	8,300,900	6,636,400	199,300	161,700	6,044,400	841,900	3,441,500	461,600

Latin America:
Chile	2,350,000	1,757,300	1,036,100	600,900	914,600	490,200	5,200	–	1,036,100	138,800	1,026,200	280,400
Brazil	746,300	491,300	491,300	15,800	16,400	9,200	–	6,400	491,300	800	–	–
Peru	202,800	66,800	30,300	13,900	15,200	12,400	–	–	30,300	2,800	–	–

Total Latin America	3,299,100	2,315,400	1,557,700	630,600	946,200	511,800	5,200	6,400	1,557,700	142,400	1,026,200	280,400

Grand Total	16,637,500	12,750,500	7,639,400	7,633,900	9,247,100	7,148,200	204,500	168,100	7,602,100	984,300	4,467,700	742,000

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

(5)
"Revenue Generating Unit" is separately an Analog Cable Subscriber, DTH Subscriber, Digital Cable Subscriber, Internet Subscriber or Telephone Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our analog cable service, digital cable service, telephone service and high-speed Internet access service, the customer would constitute four RGUs. "Total RGUs" is the sum of Analog, DTH, Digital Cable, Internet and Telephone Subscribers.

(6)
"Analog Cable Subscriber" is comprised of basic analog customers and lifeline customers that are counted on a per connection basis. Commercial contracts such as hotels and hospitals are counted on an equivalent bulk unit ("EBU") basis. EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. Non-paying subscribers are counted as subscribers during their free promotional or service period. Some of these customers may choose to disconnect after their free service period.

(7)
"DTH Subscriber" is a home or commercial unit that receives our video programming broadcast directly to the home via geosynchronous satellites.

(8)
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

(12)
"Telephone Subscriber" is a home or commercial unit connected to our broadband network (or twisted pair network in Hungary), where a customer has requested and is receiving voice services.

(13)
As of December 31, 2003, certain analog cable customers in The Netherlands that also received our Internet services were counted as two separate customer relationships, due to the nature of our billing arrangement (cable through the local utility company and Internet directly by UGC Europe). As of March 31, 2004, we count customers in this situation as one customer relationship. Had this methodology been applied to the December 31, 2003 data, the previously reported 2,403,000 customer relationships in The Netherlands would have been 2,316,900.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K filed during the quarter

Date of Report	Date of Event	Item Reported
January 5, 2004	January 5, 2004

Item 1 – Announcement that UGC and Liberty Media Corporation completed a previously announced share exchange transaction. Upon closing of the transaction, Messrs. Albert M.Carollo and Curtis W. Rochelle and Ms. Tina M. Wildes resigned from UGC's board and Mr. Paul A. Gould was appointed to the board. Mr. Gene Schneider resigned as Chief Executive Officer and Mr. Michael T. Fries was appointed Chief Executive Officer. The Standstill Agreement among UGC and Liberty terminated except for certain preemptive rights provisions and a new Standstill Agreement was entered into.
January 7, 2004	January 7, 2004	Item 5 – Announcement that Liberty Media Corporation elected to acquire an additional 15,173,898 shares of UGC's Class A common stock pursuant to a preemptive right.
January 12, 2004	January 12, 2004	Item 5 – Announcement that Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.
January 20, 2004	January 20, 2004	Item 5 & 7 – Announcement of the pricing and record date of UGC's $1.0 billion rights offering. UPC Distribution Holding B.V. finalized an amendment to its Bank Facility.
January 21, 2004	January 21st and 23rd of 2004
Item 5 & 7 – Announcement that Liberty Media Corporation acquired 3,119,641 shares of UGC's Class A common stock pursuant to a preemptive right. UGC announced an extension to the expiration time of its rights offering.
February 13, 2004	February 13, 2004	Item 5 & 7 – Announcement of the preliminary results of UGC's rights offering.
February 18, 2004	February 18, 2004	Item 5 & 7 – Announcement that UPC Polska successfully completed its balance sheet restructuring.
February 20, 2004	February 20, 2004	Item 5 & 7 – Announcement of the final results of UGC's rights offering.
March 15, 2004	March 15, 2004	Item 7 & 12 – Announcement of UGC's operating and financial results for the fourth quarter and year ended December 31, 2003.
March 15, 2004	March 15, 2004	Item 7 & 12 – Amendment to UGC's operating and financial results for the fourth quarter and year ended December 31, 2003 including the transcript and slides from UGC's investor presentation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date: May 10, 2004	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Co-Chief Financial Officer
Date: May 10, 2004	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer