Form 10-Q
period 2004-06-30
UNITEDGLOBALCOM INC
filed 2004-08-09
CIK 1134061

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

The registrant's outstanding common stock as of August 2, 2004 consisted of:

Class A common stock – 388,002,444 shares
Class B common stock –  10,493,461 shares
Class C common stock – 385,828,203 shares

PART I – FINANCIAL INFORMATION

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	June 30, 2004	December 31, 2003
	(Note 2)
Assets
Current assets
Cash and cash equivalents	$1,368,677	$310,361
Restricted cash	20,237	25,052
Short-term liquid investments	207,194	2,134
Trade and other receivables, net	204,825	205,232
Other current assets, net	90,899	79,542

Total current assets	1,891,832	622,321
Long-term assets
Property, plant and equipment, net	2,998,782	3,342,743
Goodwill	1,912,703	2,519,831
Intangible assets, net	397,083	252,236
Other assets, net	441,479	362,540

Total assets	$7,641,879	$7,099,671

Liabilities and Stockholders' Equity
Current liabilities
Not subject to compromise:
Accounts payable	$225,338	$225,540
Accrued liabilities	363,846	405,546
Subscriber prepayments and deposits	226,443	141,108
Notes payable, related party	–	102,728
Current portion of long-term debt	44,605	310,804
Other current liabilities	14,111	82,149

Total current liabilities not subject to compromise	874,343	1,267,875

Subject to compromise:
Current portion of long-term debt	24,627	317,372
Other liabilities	4,690	19,544

Total current liabilities subject to compromise	29,317	336,916

Long-term liabilities
Long-term debt	4,036,308	3,615,902
Deferred income taxes	135,194	124,232
Other long-term liabilities	313,978	259,493

Total long-term liabilities	4,485,480	3,999,627

Guarantees, commitments and contingencies (Note 8)
Minority interests in subsidiaries	22,082	22,761

Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 400,388,513 and 287,350,970 shares issued, respectively	4,004	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 385,828,203 and 303,123,542 shares issued and outstanding, respectively	3,858	3,031
Additional paid-in capital	2,608,756	5,852,896
Treasury stock, at cost	(70,495)	(70,495)
Accumulated deficit	(244,536)	(3,372,737)
Accumulated other comprehensive income (loss)	(71,042)	(943,165)

Total stockholders' equity	2,230,657	1,472,492

Total liabilities and stockholders' equity	$7,641,879	$7,099,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Note 2)
Statements of Operations
Revenue	$545,072	$1,092,414	$465,109	$901,151
Operating expense	(210,608)	(419,781)	(197,719)	(387,988)
Selling, general and administrative expense	(139,936)	(273,821)	(117,959)	(241,661)
Depreciation and amortization	(214,418)	(432,112)	(211,487)	(406,205)
Impairment of long-lived assets	(16,111)	(16,623)	–	–
Restructuring charges and other	(5,023)	(8,925)	(6,904)	(6,904)
Stock-based compensation	10,136	(51,716)	(8,275)	(14,386)

Operating income (loss)	(30,888)	(110,564)	(77,235)	(155,993)
Interest income	8,195	11,523	2,502	7,905
Interest expense	(73,980)	(145,713)	(94,879)	(189,868)
Foreign currency exchange (loss) gain, net	(6,980)	(28,832)	263,451	414,411
Gain on sale of investments in affiliates, net	–	–	281,483	281,604
Gain on extinguishment of debt	3,871	35,787	–	74,401
Other income (expense), net	6,758	2,454	(11,025)	(14,040)

Income (loss) before income taxes and other items	(93,024)	(235,345)	364,297	418,420
Reorganization expense, net	467	(6,427)	(5,524)	(13,720)
Income tax expense, net	(5,827)	(4,534)	(30,767)	(57,519)
Minority interests in subsidiaries, net	30	500	274	737
Share in results of affiliates, net	3,483	1,270	293,734	291,035

Net income (loss)	$(94,871)	$(244,536)	$622,014	$638,953

Earnings per share (Note 13):
Basic and diluted net income (loss) per share	$(0.12)	$(0.33)	$3.13	$4.51

Statements of Comprehensive Income
Net income (loss)	$(94,871)	$(244,536)	$622,014	$638,953
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12,392)	(60,483)	(135,421)	(358,391)
Change in fair value of derivative assets	–	–	4,058	10,616
Change in unrealized (loss) gain on available-for-sale securities	(29,997)	(10,559)	6,024	6,057

Comprehensive income (loss)	$(137,260)	$(315,578)	$496,675	$297,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
								Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
December 31, 2003 (UGC Pre-Founders Transaction)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	13,045,959	$(70,495)	$(3,372,737)	$(943,165)	$1,472,492

January 1, 2004 (UGC Post-Founders Transaction)(Note 2)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$1,439,479	13,045,959	$(70,495)	$–	$–	$1,374,977
Issuance of additional Class A common stock in connection with the UGC Europe exchange offer	2,596,270	26	–	–	–	–	19,706	–	–	–	–	19,732
Issuance of Class A common stock upon exercise of LMC's preemptive right	20,706,894	207	–	–	–	–	54,454	–	–	–	–	54,661
Issuance of common stock in connection with rights offering	82,950,715	830	2,295,445	23	84,874,594	849	1,018,109	–	–	–	–	1,019,811
Issuance of Class A common stock in connection with subsidiary reorganization	2,011,813	20	–	–	–	–	18,368	–	–	–	–	18,388
Issuance of Class A common stock for acquisition of a minority interest in subsidiary	1,800,000	18	–	–	–	–	16,434	–	–	–	–	16,452
Share exchange by LMC	2,169,933	22	–	–	(2,169,933)	(22)	–	–	–	–	–	–
Issuance of Class A common stock in connection with stock option plans	749,022	8	–	–	–	–	3,534	–	–	–	–	3,542
Issuance of Class A common stock in connection with 401(k) plan	52,896	–	–	–	–	–	412	–	–	–	–	412
Stock-based compensation	–	–	–	–	–	–	37,432	–	–	–	–	37,432
Equity transactions of subsidiaries and other	–	–	–	–	–	–	828	13,626	–	–	–	828
Net income (loss)	–	–	–	–	–	–	–	–	–	(244,536)	–	(244,536)
Unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	(10,559)	(10,559)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	(60,483)	(60,483)

June 30, 2004 (UGC Post-Founders Transaction)(Note 2)	400,388,513	$4,004	11,165,777	$112	385,828,203	$3,858	$2,608,756	13,059,585	$(70,495)	$(244,536)	$(71,042)	$2,230,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Note 2)
Cash Flows from Operating Activities
Net income (loss)	$(244,536)	$638,953
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	51,716	14,386
Depreciation and amortization	432,112	406,205
Impairment of long-lived assets, restructuring charges and other	25,548	6,904
Accretion of interest on senior notes and amortization of deferred financing costs	10,386	43,423
Unrealized foreign exchange (gains) losses, net	15,118	(398,245)
Gain on sale of investments in affiliates, net	–	(281,604)
(Gain) loss on derivative securities	(2,346)	11,348
Gain on extinguishment of debt	(35,787)	(74,401)
Deferred income tax provision	(4,602)	55,780
Minority interests in subsidiaries, net	(500)	(737)
Share in results of affiliates, net	(1,270)	(291,035)
Change in assets and liabilities:
Change in receivables and other assets	(48,367)	56,551
Change in accounts payable, accrued liabilities and other	100,811	(12,788)

Net cash flows from operating activities	298,283	174,740

Cash Flows from Investing Activities
Capital expenditures	(175,861)	(132,943)
Purchase of short-term liquid investments	(213,154)	(971)
Proceeds from sale of short-term liquid investments	7,984	45,560
Restricted cash (deposited) released, net	3,869	(11,449)
Proceeds from sale of investments in affiliated companies	737	43,150
Purchase of interest rate caps	(21,442)	(9,750)
Settlement of interest rate swaps	–	(58,038)
Dividends received and other	4,676	(305)

Net cash flows from investing activities	(393,191)	(124,746)

Cash Flows from Financing Activities
Issuance of common stock	1,076,279	–
Proceeds from issuance of convertible senior notes	604,595	–
Proceeds from short-term and long-term borrowings	19,114	–
Repayments of short-term and long-term borrowings	(487,340)	(162,330)
Financing costs	(49,792)	(2,233)

Net cash flows from financing activities	1,162,856	(164,563)

Effect of Exchange Rates on Cash	(9,632)	10,844

Increase (decrease) in Cash and Cash Equivalents	1,058,316	(103,725)
Cash and Cash Equivalents, Beginning of Period	310,361	410,185

Cash and Cash Equivalents, End of Period	$1,368,677	$306,460

Supplemental Cash Flow Disclosures:
Cash paid for reorganization expenses	$6,427	$13,720

Cash paid for interest	$132,944	$123,596

Cash paid for income taxes	$3,476	$2,403

Non-cash Investing and Financing Activities:
Issuance of common stock for financial assets, settlement of liabilities and other	$36,574	$1,429,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are an international broadband communications provider with operations in 14 countries. UGC Europe, Inc., our largest consolidated operation, provides (through its subsidiary UPC) video, high-speed Internet access and telephone services through its broadband networks in 11 European countries. Our primary Latin American operation, VTR GlobalCom S.A., provides video, high-speed Internet access and telephone services in Chile. We also have consolidated operations in Brazil and Peru, an approximate 19% interest in SBS Broadcasting S.A., a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd., a pay-TV provider in Australia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or SEC regulations for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, deferred income tax valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property, plant and equipment, restructuring accruals, continued control of bankruptcy proceedings of subsidiaries and other special items. Actual results could differ from those estimates.

On May 21, 2004, Liberty Media Corporation (together with its subsidiaries "LMC") contributed substantially all of its shares of our common stock to Liberty Media International ("LMI"), which at the time was a wholly-owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC's stockholders in a spin-off. As a result, LMI is now an independent publicly-traded company that owns approximately 53% of our common stock, which represents an approximate 90% voting interest in us. LMI's common stock is traded on the Nasdaq National Market under the symbols "LBTYA" (Series A common stock) and "LBTYB" (Series B common stock). Pursuant to an Assignment and Assumption Agreement between LMC and LMI, dated May 21, 2004, LMC assigned to LMI all of LMC's rights and obligations with respect to the standstill agreement between us and LMC.

2. Founders Transaction

On January 5, 2004, LMC acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash (the "Founders Transaction"). Upon completion of this transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and otherwise to control us. LMC acquired its cumulative interest in us over a period of several years in separate acquisitions. LMC's largest acquisition of us occurred in January 2002 whereby its economic and voting interest increased from approximately 11% and 37%, respectively, to approximately 73% and 94%, respectively. Because of certain voting and standstill agreements entered into between LMC and our founding stockholders in connection with this January 2002 transaction, LMC was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of LMC's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Accordingly, for periods prior to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Pre-Founders Transaction," and for periods subsequent to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Post-Founders Transaction." The "Company," "UGC," "we," "us," "our" or similar terms refer to both UGC Post-Founders Transaction and UGC Pre-Founders Transaction.

In the table below, we provide you with the summary balance sheet of UGC Pre-Founders Transaction as of December 31, 2003, prior to the push down of LMC's basis and the opening summary balance sheet of UGC Post-Founders Transaction on January 1, 2004, subsequent to the push down of LMC's basis.

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

The push down of LMC's basis is based on an allocation of LMC's basis in us at each respective step acquisition date based on the estimated fair values of our assets and liabilities on such dates.

In the table below, we provide you with our unaudited pro forma condensed consolidated statement of operations for the three and six months ended June 30, 2003, to give you a better understanding of what our results of operations might have looked like had LMC pushed down its investment basis in us to our financial statements as of January 1, 2003.

	UGC Pre-Founders Transaction Pro Forma
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)
Revenue	$465,109	$901,151
Operating expense and other	(543,089)	(1,060,799)

Operating loss	(77,980)	(159,648)
Interest expense, net	(90,578)	(178,364)
Gain on extinquishment of debt	–	45,510
Foreign currency exchange gain and other income (expense), net	261,954	365,307

Income (loss) before income taxes and other items	93,396	72,805
Other	(26,985)	(64,169)

Net income	$66,411	$8,636

Basic and diluted net income (loss) per common share	$1.01	$1.52

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

3. Property, Plant and Equipment

	UGC Post-Founders Transaction						UGC Pre-Founders Transaction
	January 1, 2004	Additions	Disposals and Other	Impairments	Foreign Currency Translation Adjustments	June 30, 2004	December 31, 2003
	(In thousands)						(In thousands)
Customer premises equipment	$482,197	$61,845	$(708)	$(512)	$(21,302)	$521,520	$1,230,231
Commercial	107	–	–	–	–	107	5,905
Scaleable infrastructure	428,156	26,698	1,337	(56)	(16,783)	439,352	786,569
Network/Line extensions	1,309,005	9,641	(5,197)	–	(50,517)	1,262,932	2,189,050
Upgrade/rebuild	545,489	15,881	–	–	(21,596)	539,774	1,017,313
Support capital	395,240	38,617	202	(124)	(17,695)	416,240	868,061
Priority Telecom	187,939	11,066	–	(19,076)	(7,499)	172,430	361,056
Media	38,119	1,250	–	–	(1,475)	37,894	98,186

Total	3,386,252	164,998	(4,366)	(19,768)	(136,867)	3,390,249	6,556,371
Accumulated depreciation	–	(400,905)	(782)	3,145	7,075	(391,467)	(3,213,628)

Net property, plant and equipment	$3,386,252	$(235,907)	$(5,148)	$(16,623)	$(129,792)	$2,998,782	$3,342,743

4. Goodwill

	UGC Post-Founders Transaction				UGC Pre-Founders Transaction
	January 1, 2004	Acquisitions	Foreign Currency Translation Adjustments	June 30, 2004	December 31, 2003
	(In thousands)				(In thousands)
Europe:
The Netherlands	$670,576	$–	$(26,064)	$644,512	$1,111,558
Austria	452,012	–	(18,185)	433,827	339,581
Norway	26,703	–	(995)	25,708	38,500
Sweden	120,770	–	(6,910)	113,860	204,864
Belgium	55,931	–	(2,250)	53,681	40,498

Total Western Europe	1,325,992	–	(54,404)	1,271,588	1,735,001

Hungary	153,869	–	(428)	153,441	228,639
Poland	27,256	–	393	27,649	37,040
Czech Republic	50,310	–	(635)	49,675	68,378
Slovak Republic	19,261	–	26	19,287	27,130
Romania	13,515	–	(113)	13,402	23,160

Total Central and Eastern Europe	264,211	–	(757)	263,454	384,347

chellomedia	207,015	–	(8,329)	198,686	124,562

UGC Europe, Inc	–	–	–	–	105,635

Total	1,797,218	–	(63,490)	1,733,728	2,349,545
Latin America:
Chile	191,786	–	(12,811)	178,975	170,286

Total UGC	$1,989,004	$–	$(76,301)	$1,912,703	$2,519,831

5. Intangible Assets

	UGC Post-Founders Transaction					UGC Pre-Founders Transaction
	January 1, 2004	Additions	Disposals	Foreign Currency Translation Adjustments	June 30, 2004	December 31, 2003
	(In thousands)					(In thousands)
Intangible assets with definite lives:
Customer relationships	$379,093	$–	$–	$(13,521)	$365,572	$224,358
License fees	2,754	323	(1,636)	(77)	1,364	11,748
Other	1,777	–	–	(181)	1,596	8,519

Total	383,624	323	(1,636)	(13,779)	368,532	244,625
Accumulated amortization	–	(31,207)	–	258	(30,949)	(15,735)

Net	383,624	(30,884)	(1,636)	(13,521)	337,583	228,890
Intangible assets with indefinite lives:
Tradenames	62,441	–	–	(2,941)	59,500	23,346

Total intangible assets, net	$446,065	$(30,884)	$(1,636)	$(16,462)	$397,083	$252,236

	Year Ended December 31,
	2004(1)	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Estimated amortization expense	$30,862	$61,211	$55,667	$55,667	$55,667	$78,509	$337,583

(1)
Six months ended December 31, 2004.

6. Debt

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	June 30, 2004	December 31, 2003
	(In thousands)	(In thousands)
UPC Distribution Bank Facility	$3,224,816	$3,698,586
UGC Convertible Notes	609,830	–
UPC Polska Notes	–	317,372
UPC Polska 2007 Notes	101,701	–
VTR Bank Facility	88,586	123,000
Old UGC Senior Notes	24,627	24,627
Other	55,980	80,493

Total	4,105,540	4,244,078
Current portion	(69,232)	(628,176)

Long-term portion	$4,036,308	$3,615,902

UPC Distribution Bank Facility

The UPC Distribution Bank Facility is secured by the assets of UPC's majority owned cable operating companies, and is senior to other long-term debt obligations of UPC. The UPC Distribution Bank Facility credit agreement contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. In June 2004, the UPC Distribution Bank Facility was amended to add a new Facility E term loan to replace the undrawn Facility D term loan. In connection with this refinancing, we agreed to contribute to our subsidiary that is the borrower under the UPC Distribution Bank Facility €450 million of cash and our Polish operating assets. In June 2004, we borrowed approximately €1,021.9 million under the Facility E, which was used to repay some of the indebtedness borrowed under the other facilities.

The following table provides detail of the UPC Distribution Bank Facility:

			Amount Outstanding June 30, 2004
	Availability
Tranche							Payment Begins	Final Maturity
	Euros	US dollars	Euros	US dollars	Interest Rate(4)	Description
	(In thousands)
Facility A(1)(2)(3)	€666,750	$806,715	€–	$–	EURIBOR + 2.25%-4.0%	Revolving credit	June-06	June-08
Facility B(1)(2)	1,261,250	1,526,013	1,261,250	1,526,013	EURIBOR + 2.25%-4.0%	Term loan	June-04	June-08
Facility C1(1)	95,000	114,943	95,000	114,943	EURIBOR + 5.5%	Term loan	June-04	March-09
Facility C2(1)	287,209	347,500	287,209	347,500	LIBOR + 5.5%	Term loan	June-04	March-09
Facility E(1)	1,021,852	1,236,360	1,021,852	1,236,360	EURIBOR + 3%	Term loan	July-09	July-09

Total			€2,665,311	$3,224,816

(1)
An annual commitment fee of 0.5% on the unused portions of each facility is applicable.

(2)
Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.

(3)
The availability under Facility A of €666.8 million can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.

(4)
As of June 30, 2004, six month EURIBOR and LIBOR rates were approximately 2.2% and 1.9%, respectively. The average interest rate incurred for the six months ended June 30, 2004 was 6.45%.

During the first and second quarter of 2004, we purchased interest rate caps for approximately $21.4 million, capping the variable market interest rate at 3.0% and 4.0% for 2005 and 2006 on notional amounts totaling €2.25 billion to €2.6 billion. During the first quarter of 2003, we purchased an interest rate cap that capped the variable market interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. In June 2003, we entered into a cross currency and interest rate swap pursuant to which the U.S. dollar denominated $347.5 million obligation under Facility C2 was swapped at an average rate of 1.13 euros per U.S. dollar until July 2005, with the interest rate capped at 2.35%. The changes in fair value of these swaps and caps are recorded through other income in the condensed consolidated statement of operations. The net fair value of these derivative contracts as of June 30, 2004 was an $18.0 million liability. For the UPC Distribution Bank Facility leverage covenants, this liability is included in the debt calculations.

UGC Convertible Notes

On April 6, 2004, we completed the offering and sale of €500.0 ($604.6) million 1 3/4% Convertible Senior Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right with all of UGC's existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right to all of UGC's existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture governing the UGC Convertible Notes (the "Indenture") does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at our option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by us on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require us to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into shares of our Class A common stock at an initial conversion price of €9.7561 per share, which is equivalent to a conversion price of $12.00 per share and a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of our Class A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (2) we have called the UGC Convertible Notes for redemption, (3) the trading price for the UGC Convertible Notes falls below a specified threshold or (4) we make certain distributions to holders of our Class A common stock or specified corporate transactions occur.

UPC Polska Notes

On February 18, 2004, in connection with the consummation of UPC Polska's plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of the UPC Polska Notes and other claimholders received a total of $87.4 million in cash, $101.7 million in new 9% UPC Polska notes due 2007 and approximately 2.0 million shares of our Class A common stock in exchange for the cancellation of their claims. We recognized a gain of $31.9 million from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. The new UPC Polska 2007 Notes were redeemed on July 16, 2004, using existing cash and a draw of €90 million under Facility A of the UPC Distribution Bank Facility.

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

We have provided below certain financial information with respect to Old UGC:

June 30, 2004
(In thousands)
Balance Sheet
Assets
Current assets	$188,516
Property, plant and equipment, net	336,202
Goodwill	178,975
Other long-term assets	119,341

Total assets	$823,034

Liabilities and Stockholders' Equity
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$103,555

Subject to compromise:
Current portion of long-term debt(1)	1,261,808
Accrued liabilities(2)	128,295

Total current liabilities subject to compromise	1,390,103

Long-term liabilities not subject to compromise	179,491

Stockholders' equity	(850,115)

Total liabilities and stockholders' equity	$823,034

(1)
All but $24.6 million is eliminated in consolidation.

(2)
All but 4.7 million is eliminated in consolidation.

For the period January 12, 2004 (the petition date) through June 30, 2004
(In thousands)
Statement of Operations
Revenue	$145,360
Expense	(96,973)
Depreciation and amortization	(45,817)

Operating income (loss)	2,570
Interest expense, net	(14,923)
Reorganization expense (professional fees)	(199)
Share in results of affiliates, net	(1,698)
Other expense, net	(8,567)

Net income	$(22,817)

Interest expense on liabilities subject to compromise	$–

Contractual interest expense on liabilities subject to compromise	$68,856

8. Guarantees, Commitments and Contingencies

Guarantees

We have certain franchise obligations under which we must meet certain construction and other performance requirements. With respect to some franchises, we have guaranteed such obligations. Non-performance of these obligations could result in penalties being levied against us. We continue to meet our obligations so as not to incur such penalties. In the ordinary course of business, we provide customers with certain performance guarantees. For example, should a service outage occur in excess of a certain period of time, we would compensate those customers for the outage. Historically, we have not made any significant payments under any of these guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate its maximum potential loss or the maximum potential loss has not been specified.

In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnifications typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnifications as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnifications.

Under the UPC Distribution Bank Facility and VTR Bank Facility, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

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

Contingencies

From time to time we may become involved in litigation relating to claims arising from our operations in the normal course of business, and may incur contingent liabilities as a result of these claims. In addition, we may incur contingent liabilities related to tax proceedings and other compensating matters arising in the ordinary course of business. We believe any amounts that may be required to satisfy such contingencies would not have a material adverse effect on our business, results of operations, financial condition or liquidity.

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

Philips

On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver set-top computers conforming to the material technical specifications required by the terms of the STC Agreement. On July 16, 2004, the District Court of Amsterdam terminated the pending proceedings between Philips and the UPC Defendants, as a result of the fulfillment of all conditions as set out in the settlement agreement between the parties.

9. Stockholders' Equity

Rights Offering

In February 2004, we completed a rights offering to our stockholders, providing subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The fully subscribed rights offering resulted in the issuance of a total of 170,120,754 shares for gross proceeds of $1.02 billion.

LMC Exercise of Preemptive Right

In January 2004, LMC exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UGC Europe exchange offer. As a result, LMC acquired approximately 18.3 million shares of our Class A common stock at $7.6929 per share. LMC paid for the shares through the cancellation of $102.7 million of notes we owed LMC, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash. In February 2004, LMC exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UPC Polska reorganization. As a result, LMC acquired approximately 2.4 million shares of our Class A common stock at $6.9026 per share for $16.5 million in cash.

10. Segment Information

Our European operations are currently organized into two principal divisions-UPC Broadband and chellomedia. UPC Broadband provides video services, telephone services and high-speed Internet access services primarily to residential customers, and manages its business by country. chellomedia provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier ("CLEC") business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America we also have a broadband division that provides video services, telephone services and high-speed Internet access services primarily to residential customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and Operating Cash Flow.

Operating Cash Flow is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. As we use the term, Operating Cash Flow is defined as revenue less operating, selling, general and administrative expenses (excluding depreciation and amortization, impairment of long-lived assets, restructuring charges and other and stock-based compensation). We believe Operating Cash Flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Operating Cash Flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Operating Cash Flow distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Operating Cash Flow is important because analysts and investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Operating Cash Flow to our consolidated net income as presented in the accompanying condensed consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Operating Cash Flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

The following table presents our key performance measures:

Revenue

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)		(In thousands)
Europe:
UPC Broadband
The Netherlands	$169,357	$340,952	$143,150	$279,782
Austria	74,577	149,298	65,035	124,795
France	31,014	62,259	28,125	54,691
Norway	28,378	53,994	23,698	47,066
Sweden	21,188	43,174	19,049	36,157
Belgium	9,077	18,048	7,860	15,286

Total Western Europe	333,591	667,725	286,917	557,777

Hungary	51,777	102,472	41,434	80,942
Poland	25,052	48,223	21,408	41,809
Czech Republic	19,396	38,794	15,867	30,353
Slovak Republic	7,896	15,870	6,393	12,470
Romania	5,858	11,933	5,128	9,898

Total Central and Eastern Europe	109,979	217,292	90,230	175,472

Corporate and other	5,812	12,054	7,495	14,436

Total UPC Broadband	449,382	897,071	384,642	747,685

chellomedia
Priority Telecom	27,355	57,486	31,490	60,026
Media	29,565	58,922	24,571	46,743
Investments	234	453	139	271

Total chellomedia	57,154	116,861	56,200	107,040

Intercompany eliminations	(33,109)	(66,880)	(31,660)	(60,366)

Total Europe	473,427	947,052	409,182	794,359

Latin America:
Broadband
Chile	69,758	141,441	53,972	103,059
Brazil, Peru and other	1,887	3,921	1,955	3,733

Total Latin America	71,645	145,362	55,927	106,792

Total UGC	$545,072	$1,092,414	$465,109	$901,151

Operating Cash Flow

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)		(In thousands)
Europe:
UPC Broadband
The Netherlands	$85,564	$173,501	$58,231	$109,920
Austria	28,995	58,268	25,062	47,458
France	2,354	5,563	1,910	3,058
Norway	9,958	17,658	5,848	11,943
Sweden	7,916	17,167	7,769	14,842
Belgium	3,953	8,079	2,939	5,785

Total Western Europe	138,740	280,236	101,759	193,006

Hungary	21,298	42,379	15,743	31,827
Poland	9,762	17,411	8,160	13,387
Czech Republic	7,174	16,356	6,084	11,563
Slovak Republic	3,301	7,122	3,115	6,032
Romania	3,274	6,153	1,784	3,450

Total Central and Eastern Europe	44,809	89,421	34,886	66,259

Corporate and other	(20,156)	(34,798)	(9,204)	(22,851)

Total UPC Broadband	163,393	334,859	127,441	236,414

chellomedia
Priority Telecom	2,848	7,294	3,558	6,348
Media	7,317	14,283	6,243	8,887
Investments	(201)	(81)	(578)	(760)

Total chellomedia	9,964	21,496	9,223	14,475

Total Europe	173,357	356,355	136,664	250,889

Latin America:
Broadband
Chile	23,987	49,017	16,496	28,955
Brazil, Peru and other	105	195	(5)	(88)

Total Latin America	24,092	49,212	16,491	28,867

Corporate and other	(2,921)	(6,755)	(3,724)	(8,254)

Total UGC	$194,528	$398,812	$149,431	$271,502

The following table presents a reconciliation of total segment Operating Cash Flow to consolidated net income (loss):

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)		(In thousands)
Total segment Operating Cash Flow	$194,528	$398,812	$149,431	$271,502
Depreciation and amortization	(214,418)	(432,112)	(211,487)	(406,205)
Impairment of long-lived assets	(16,111)	(16,623)	–	–
Restructuring charges and other	(5,023)	(8,925)	(6,904)	(6,904)
Stock-based compensation	10,136	(51,716)	(8,275)	(14,386)

Operating income (loss)	(30,888)	(110,564)	(77,235)	(155,993)
Interest expense, net	(65,785)	(134,190)	(92,377)	(181,963)
Foreign currency exchange gain (loss), net	(6,980)	(28,832)	263,451	414,411
Gain on sale of investments in affiliates, net	–	–	281,483	281,604
Gain on extinguishment of debt	3,871	35,787	–	74,401
Other expense, net	6,758	2,454	(11,025)	(14,040)

Income (loss) before income taxes and other items	(93,024)	(235,345)	364,297	418,420
Other, net	(1,847)	(9,191)	257,717	220,533

Net income (loss)	$(94,871)	$(244,536)	$622,014	$638,953

The following table presents our total assets by segment:

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	June 30, 2004	December 31, 2003
	(In thousands)	(In thousands)
Europe:
UPC Broadband
The Netherlands	$1,892,034	$2,493,134
Austria	741,401	700,209
France	248,083	274,180
Norway	243,145	280,528
Sweden	216,288	321,961
Belgium	91,751	88,725

Total Western Europe	3,432,702	4,158,737

Hungary	454,762	541,139
Poland	193,566	302,216
Czech Republic	175,068	201,103
Slovak Republic	56,207	67,027
Romania	33,414	42,503

Total Central and Eastern Europe	913,017	1,153,988

Corporate and other	870,890	374,876

Total UPC Broadband	5,216,609	5,687,601

chellomedia
Priority Telecom	197,875	241,909
Media	500,310	232,527

Total chellomedia	698,185	474,436

Total Europe	5,914,794	6,162,037

Latin America:
Broadband
Chile	635,047	602,762
Brazil, Peru and other	13,292	18,388

Total Latin America	648,339	621,150

Corporate and other	1,078,746	316,484

Total UGC	$7,641,879	$7,099,671

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Restructuring Charges and Other

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Asset Disposal Losses and Other	Total
	(In thousands)
Restructuring liability as of December 31, 2003 (UGC Pre-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067

Restructuring liability as of January 1, 2004 (UGC Post-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067
Restructuring charges(1)	5,499	–	–	239	5,738
Cash paid and other releases	(3,153)	(2,834)	(2,250)	(685)	(8,922)
Foreign currency translation adjustments	(269)	(626)	339	(127)	(683)

Restructuring liability as of June 30, 2004 (UGC Post-Founders Transaction)	$10,482	$13,361	$32,488	$1,869	$58,200

Short-term portion	$5,833	$4,467	$1,925	$168	$12,393
Long-term portion	4,649	8,894	30,563	1,701	45,807

Total	$10,482	$13,361	$32,488	$1,869	$58,200

(1)
In June 2004, our Netherlands operations completed a restructuring plan to change the management structure from a three-region model to a centralized management organization. The plan resulted in a number of redundancies, where employees will receive severance benefits.

12. Stock-Based Compensation

We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method. We have provided pro forma disclosures of net income (loss) under the fair value method of accounting for these plans as follows:

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)		(In thousands)
Net income (loss), as reported	$(94,871)	$(244,536)	$622,014	$638,953
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(12,977)	37,432	8,275	14,386
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	–	(40,851)	(20,256)	(44,749)

Pro forma net income (loss)	$(107,848)	$(247,955)	$610,033	$608,590

Basic and diluted net income (loss) per common share:
As reported	$(0.12)	$(0.33)	$3.13	$4.51

Pro forma	$(0.14)	$(0.33)	$3.10	$4.44

Stock-based compensation is recorded as a result of applying variable-plan accounting to stock appreciation rights ("SARs") and certain stock options granted to employees. Under variable-plan accounting, compensation expense (credit) is recognized at each financial statement date for SARs and variable options based on the difference between the grant price and the estimated fair value of our Class A common stock, until such SARs and options are exercised, expire, or are cancelled. We began applying variable-plan accounting to certain stock options in January 2004, due to a modification of the exercise price of these options, as a result of the rights offering.

13. Earnings Per Share

	UGC Post-Founders Transaction				UGC Pre-Founders Transaction
	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004		Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)				(In thousands)
Numerator (Basic):
Net Income (loss)	$(94,871)		$(244,536)		$622,014	$638,953
Gain on issuance of Class A common stock for subsidiary preference shares	–		–		812,214	1,423,102

Basic net income (loss) attributable to common stockholders	$(94,871)		$(244,536)		$1,434,228	$2,062,055

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	784,291,487		730,753,562		415,662,878	414,835,949
Adjustment for rights offering in February 2004	–		18,039,647		42,818,389	42,733,205

Basic weighted-average number of common shares outstanding	784,291,487		748,793,209		458,481,267	457,569,154

Numerator (Diluted):
Net Income (loss)	$(94,871)		$(244,536)		$622,014	$638,953
Gain on issuance of Class A common stock for subsidiary preference shares	–		–		812,214	1,423,102

Diluted net income (loss) attributable to common stockholders	$(94,871)		$(244,536)		$1,434,228	$2,062,055

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	784,291,487		748,793,209		458,481,267	457,569,154
Incremental shares attributable to the assumed conversion of convertible senior notes	–	(1)	–	(1)	n/a	n/a
Incremental shares attributable to the assumed exercise of outstanding options	–	(1)	–	(1)	21,390	10,372
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	–	(1)	–	(1)	n/a	n/a
Incremental shares attributable to the assumed exercise of contingently issuable shares	–	(1)	–	(1)	n/a	n/a

Diluted weighted-average number of common shares outstanding	784,291,487		748,793,209		458,502,657	457,579,526

(1)
Common shares that could potentially dilute Basic EPS in the future that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive:

UGC Convertible Notes	48,434,054	24,217,027	–	–

Stock options and stock appreciation rights(a)	8,425,375	8,915,971	14,765,061	15,016,941

Contingently issuable shares	–	285,304	–	–

(a)
Calculated using the treasury stock method as prescribed by GAAP.

14. Related Party Transactions

LMC

John C. Malone beneficially owns shares of LMC common stock representing approximately 29% of LMC's voting power and beneficially owns shares of LMI common stock which may represent up to approximately 34% of LMI's voting power, assuming the exercise in full of certain compensatory options to acquire shares of LMI Series B common stock granted to Mr. Malone at the time of the spin off. By virtue of Mr. Malone's voting power in LMC and LMI, as well as his position as Chairman of LMC and positions as Chairman of the Board, President and Chief Executive Officer of LMI, LMC may be deemed an affiliate of LMI and us.

Commercial Agreements

In the ordinary course of business, we acquire programming from various vendors, including Discovery Communications, Inc. ("Discovery"). LMC has a 50% equity interest in Discovery. For the three and six months ended June 30, 2004, we incurred costs for programming fees under agreement with Discovery of approximately $2.1 million and $5.1 million, respectively. Furthermore, we have an existing agreement with OpenTV for the delivery of middle ware for digital set-top boxes in France. LMC has a 31% equity interest in OpenTV. We have certain other relationships with LMI and LMC that are currently not significant.

Related Party Receivables and Payables

Included in trade and other receivables are receivables from related parties for management fees and other technical assistance totaling $1.5 million and $1.7 million as of June 30, 2004 and December 31, 2003, respectively. Included in accounts payable are payables to related parties for programming costs, accrued interest and other totaling $5.2 million and $1.4 million as of June 30, 2004 and December 31, 2003, respectively. From time to time we may incur charges from LMC or LMI, or provide services for LMC or LMI, in the ordinary course of business.

Related Party Interest Income (Expense)

We earned interest income from related party loans and receivables of nil and $0.1 million for the three and six months ended June 30, 2004, respectively, and $0.7 million and $0.9 million for the three and six months ended June 30, 2003, respectively. We incurred interest expense related to related party loans of nil and $0.4 million for the three and six months ended June 30, 2004, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2003, respectively.

Related Party Revenue

We earned revenue from management fees and other services provided to non-consolidated affiliates totaling $1.1 million and $2.1 million for the three and six months ended June 30, 2004, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2003, respectively.

15. Subsequent Events

Acquisition of Noos

On July 1, 2004, we acquired 100% of Suez-Lyonnaise Télécom SA ("Noos"), from Suez SA ("Suez"). Noos is the largest provider of digital and analog cable television services in France and a leading provider of high-speed Internet access services in France. We purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with our French operations and the creation of a platform for further growth and innovation in Paris and our remaining French systems. The purchase price for Noos was approximately €615 ($744) million, consisting of €530 million in cash and a 19.9% equity interest in our combined French operations, UPC Broadband France, valued at approximately €85 million. As of June 30, 2004, we have incurred approximately €8.0 million in acquisition costs. We will account for this acquisition using the purchase method of accounting.

Suez' approximate 19.9% interest in UPC Broadband France consists of 85.0 million shares of Class B common stock of UPC Broadband France (the "Class B Shares"). Subject to the terms of a call option agreement, during the first twelve months following the purchase of Noos by UPC France Holding BV ("UPC France"), UPC France may purchase from Suez all of the Class B Shares for €85.0 million plus interest. The purchase price for the Class B Shares may be paid in cash, our Class A common stock or Series A common stock of LMI. Subject to the terms of a put option, Suez may require UPC France to purchase the Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair market value, payable in cash or marketable securities, for the Class B Shares or assist Suez in obtaining an offer to purchase the Class B Shares. UPC France also has the option to purchase the Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair market value in cash or marketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

  •
  Cautionary Factors Concerning Forward-Looking Statements.    This section provides a description of risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to be materially different from what is reported
  •
  Overview.    This section provides a general description of our business and recent events.
  •
  Results of Operations.    This section provides an analysis of our results of operations for the three and six months ended June 30, 2004 and 2003.
  •
  Liquidity and Capital Resources.    This section provides an analysis of our sources and uses of cash, capital expenditures and the amount of financial capacity available to fund our future commitments.
  •
  Market Risk Management.    This section describes how we manage exposure to potential losses arising from adverse changes in interest rates, foreign exchange fluctuations and equity price fluctuations.
  •
  Critical Accounting Policies, Judgments and Estimates.    This section describes those accounting policies that are considered important to our financial condition and results of operations, contain uncertainties and require significant judgment in their application.

Cautionary Factors Concerning Forward-Looking Statements

We caution you that the discussion herein contains, in addition to historical information, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements including statements concerning our plans, objectives and future economic prospects. All statements other than statements of historical fact included herein may constitute forward-looking statements. In addition, when we use the words "may," "will," "expects," "intends," "estimates," "anticipates," "believes," "plans," "seeks" or "continues" or the negative thereof or similar expressions herein, we intend to identify forward-looking statements. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Such forward-looking statements involve known and unknown risks and could cause actual results to differ materially from our expectations, including, but not limited to:

  •
  national and international economic and market conditions;
  •
  competitive activities and other business conditions;
  •
  customer reception of our existing and future services;
  •
  changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer and acceptance of our newer digital video, telephone and Internet access services;
  •
  our ability to manage rapid technological changes, and grow our newer digital video, telephone and Internet access services;
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
  •
  the expanded deployment of personal video recorders and the impact on cable television advertising revenue;
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

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution you, that this list of risk factors and other cautionary language contained herein may not be exhaustive.

Overview

Founders Transaction. On January 5, 2004, LMC acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash. Due to certain voting and standstill agreements entered into between LMC and our founding stockholders in January 2002, LMC was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and, accordingly, began to consolidate our financial position and results of operations. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of LMC's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Certain amounts in the consolidated statement of operations for the three and six months ended June 30, 2004 are not comparable to the consolidated statement of operations for the three and six months ended June 30, 2003 (primarily depreciation and amortization), because the three and six months ended June 30, 2004 include the effects of these purchase accounting (push down) adjustments.

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

At the operational level, we have continued to focus on profitable customer growth. During the first six months of 2004, we increased the number of revenue generating units, or "RGUs," by adding new subscribers and by selling new services to our existing subscribers. Our Internet services have been a key factor in this growth. In addition to RGU growth, we have increased the average revenue per unit per RGU, or "ARPU," through rate increases and penetration of new higher-priced services. We plan to continue increasing revenue and Operating Cash Flow in 2004 through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We also plan to increase RGUs, revenue and operating cash flow through acquisitions, such as the Noos transaction in France, as well as selectively extending and upgrading our existing networks.

We are well capitalized as a result of two recent transactions—a fully subscribed rights offering to our stockholders generating net proceeds in excess of $1.0 billion in February 2004 and a convertible debt offering of 1 3/4% convertible senior notes totaling €500.0 ($604.6) million in April 2004. We used a portion of this cash to refinance the UPC Distribution Bank Facility in June 2004, and to acquire Noos on July 1, 2004. We plan to use the remaining proceeds of these offerings for other acquisitions, working capital and other corporate purposes, including the repayment of indebtedness.

We believe that there is and will continue to be growth in the demand for broadband video, telephone and Internet access services in the residential and business marketplace where we do business. We believe our triple play offering of video, telephone, and broadband access to the Internet will continue to prove attractive to our existing customer base and allow us to be competitive and grow our business. Potential impediments to achieving these goals include price competition for broadband services, alternative video technologies, available capital to finance the proposed rollout of new services and other factors listed above.

Results of Operations

Revenue

The following provides revenue detail by operating segment in our reporting currency U.S. dollars and in the local currency of each segment:

	United States Dollars			Local Currency(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Growth	2004		2003		% Growth
	(In thousands)			(In thousands)
Europe (UGC Europe):
UPC Broadband
The Netherlands	$169,357	$143,150	18.3%		€140,574		€125,729	11.8%

Austria	74,577	65,035	14.7%		€61,902		€57,120	8.4%

France	31,014	28,125	10.3%		€25,743		€24,702	4.2%

Norway	28,378	23,698	19.7%	NOK	194,673	NOK	165,629	17.5%

Sweden	21,188	19,049	11.2%	SEK	161,009	SEK	153,018	5.2%

Belgium	9,077	7,860	15.5%		€7,534		€6,904	9.1%

Total Western Europe	333,591	286,917	16.3%

Hungary	51,777	41,434	25.0%	HUF	10,834,535	HUF	9,136,067	18.6%

Poland	25,052	21,408	17.0%	PLN	95,877	PLN	81,931	17.0%

Czech Republic	19,396	15,867	22.2%	CZK	517,424	CZK	435,469	18.8%

Slovak Republic	7,896	6,393	23.5%	SKK	263,218	SKK	233,958	12.5%

Romania	5,858	5,128	14.2%	ROL	197,728,810	ROL	168,521,481	17.3%

Total Central and Eastern Europe	109,979	90,230	21.9%

Corporate and other	5,812	7,495	(22.5)%		€4,825		€6,583	(26.7)%

Total UPC Broadband	449,382	384,642	16.8%

chellomedia
Priority Telecom	27,355	31,490	(13.1)%
Media	29,565	24,571	20.3%
Investments	234	139	68.3%

Total chellomedia	57,154	56,200	1.7%

Intercompany eliminations	(33,109)	(31,660)	(4.6)%

Total Europe	473,427	409,182	15.7%

Latin America:
Broadband
Chile (VTR)	69,758	53,972	29.2%	CLP	43,884,459	CLP	38,331,297	14.5%

Brazil, Peru and other	1,887	1,955	(3.5)%

Total Latin America	71,645	55,927	28.1%

Total UGC	$545,072	$465,109	17.2%

(1)
Local currency key: Euro ("€"); Norwegian Krone ("NOK"); Swedish Krona ("SEK"); Hungarian Forint ("HUF"); Polish Zloty ("PLN"); Czech Koruna ("CZK"); Slovak Koruna ("SKK"); Romanian Leu ("ROL"); and Chilean Peso ("CLP").

	United States Dollars			Local Currency(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Growth	2004		2003		% Growth
	(In thousands)			(In thousands)
Europe (UGC Europe):
UPC Broadband
The Netherlands	$340,952	$279,782	21.9%		€277,685		€253,111	9.7%

Austria	149,298	124,795	19.6%		€121,606		€112,834	7.8%

France	62,259	54,691	13.8%		€50,709		€49,469	2.5%

Norway	53,994	47,066	14.7%	NOK	372,032	NOK	330,895	12.4%

Sweden	43,174	36,157	19.4%	SEK	322,250	SEK	299,678	7.5%

Belgium	18,048	15,286	18.1%		€14,702		€13,827	6.3%

Total Western Europe	667,725	557,777	19.7%

Hungary	102,472	80,942	26.6%	HUF	21,387,952	HUF	18,127,474	18.0%

Poland	48,223	41,809	15.3%	PLN	186,420	PLN	161,625	15.3%

Czech Republic	38,794	30,353	27.8%	CZK	1,027,280	CZK	859,247	19.6%

Slovak Republic	15,870	12,470	27.3%	SKK	521,893	SKK	470,562	10.9%

Romania	11,933	9,898	20.6%	ROL	394,493,561	ROL	326,691,306	20.8%

Total Central and Eastern Europe	217,292	175,472	23.8%

Corporate and other	12,054	14,436	(16.5)%		€9,812		€13,054	(24.8)%

Total UPC Broadband	897,071	747,685	20.0%

chellomedia
Priority Telecom	57,486	60,026	(4.2)%
Media	58,922	46,743	26.1%
Investments	453	271	67.2%

Total chellomedia	116,861	107,040	9.2%

Intercompany eliminations	(66,880)	(60,366)	(10.8)%

Total Europe	947,052	794,359	19.2%

Latin America:
Broadband
Chile (VTR)	141,441	103,059	37.2%	CLP	85,987,504	CLP	74,499,693	15.4%

Brazil, Peru and other	3,921	3,733	5.0%

Total Latin America	145,362	106,792	36.1%

Total UGC	$1,092,414	$901,151	21.2%

(1)
Local currency key: Euro ("€"); Norwegian Krone ("NOK"); Swedish Krona ("SEK"); Hungarian Forint ("HUF"); Polish Zloty ("PLN"); Czech Koruna ("CZK"); Slovak Koruna ("SKK"); Romanian Leu ("ROL"); and Chilean Peso ("CLP").

Revenue increased $80.0 million, or 17.2%, for the three months ended June 30, 2004 compared to the same period in the prior year and increased $191.3 million, or 21.2%, for the six months ended June 30, 2004 compared to the same period in the prior year, primarily due to RGU growth, ARPU growth, and positive foreign exchange fluctuations against the U.S. dollar. In addition, on a local currency level:

  •
  Revenue in The Netherlands increased 11.8% and 9.7% for the three and six months ended June 30, 2004, respectively, primarily due to rate increases in cable television services. An increase in Internet revenue and a decrease in telephone revenue largely offset each other. Internet revenue increased 5.9% and 6.2% for the three and six months ended June 30, 2004, respectively, reflecting the combined effect of an 17.7% increase in subscriber numbers from 310,900 as of June 30, 2003 to 365,800 as of June 30, 2004, and the impact of tiered products on ARPU. Telephone revenue declined 8.8% and 11.3% for the three and six months ended June 30, 2004, respectively, reflecting reduced tariffs as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market, offset by an increase of 3.6% in subscriber numbers;

  •
  Recently we announced that we would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. As previously reported, we have been enjoined from, or have voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, we have reached agreement with several municipalities, including the municipality of Amsterdam, allowing us to increase our cable tariffs to a standard rate of €15.20 through the course of the year. We are currently negotiating with other municipalities and expect a satisfactory resolution;
  •
  Revenue in Austria increased 8.4% and 7.8% for the three and six months ended June 30, 2004, respectively, primarily due to growth in Internet revenue, reflecting the 15.9% increase in subscriber numbers from 191,800 as of June 30, 2003 to 222,300 as of June 30, 2004. An erosion in telephone revenue was offset by growth in digital television revenue;
  •
  Revenue in France increased 4.2% and 2.5% for the three and six months ended June 30, 2004, respectively. This reflects both the growth in cable television and Internet revenue, with a 26.8% increase in aggregate subscriber numbers from 23,100 as of June 30, 2003 to 29,300 as of June 30, 2004, as well as the impact of the launch of the digital headend in the sky ("HITS") service in the first quarter of 2004;
  •
  Revenue in Norway increased 17.5% and 12.4% for the three and six months ended June 30, 2004, respectively, primarily due to cable television rate increases, effective late in the first quarter of 2004, and RGU growth in Internet services. Total RGUs increased from 427,800 as of June 30, 2003 to 440,300 as of June 30, 2004;
  •
  Revenue in Sweden increased 5.2% and 7.5% for the three and six months ended June 30, 2004, respectively, primarily due to RGU growth in cable television and Internet services. Total RGUs increased from 362,700 as of June 30, 2003 to 385,200 as of June 30, 2004;
  •
  Revenue in Hungary increased 18.6% and 18.0% for the three and six months ended June 30, 2004, respectively, primarily due to RGU growth in cable television, direct-to-home ("DTH") and Internet services, offset by flat RGU growth and lower usage in telephone. Total RGUs increased from 877,700 as of June 30, 2003 to 947,400 as of June 30, 2004;
  •
  Revenue in Poland increased 19.0% and 15.0% for the three and six months ended June 30, 2004, respectively, primarily due to growth in Internet revenue. Internet revenue increased 93.8% and 95.7% for the three and six months ended June 30, 2004, respectively, reflecting the combined effect of an 80.6% increase in the number of subscribers from 19,100 as of June 30, 2003 to 34,500 as of June 30, 2004 and value added tax rate changes;
  •
  Revenue in Czech Republic increased 18.8% and 19.6% for the three and six months ended June 30, 2004, respectively, primarily due to growth in Internet and DTH revenue. Internet revenue increased 38.4% and 43.4% for the three and six months ended June 30, 2004, respectively, and DTH revenue increased 36.1% and 34.4% for the three and six months ended June 30, 2004, respectively. Total RGUs increased from 378,400 as of June 30, 2003 to 395,600 as of June 30, 2004;
  •
  Revenue from chellomedia remained flat from period to period, primarily due to price erosion and customer cancellations in a continuing weak wholesale market at Priority Telecom, our CLEC business, offset by an increase in revenue from Media, our Internet-content and programming business, due to an increase in the number of Internet subscribers from period to period;
  •
  Revenue in Chile increased 14.5% and 15.4% for the three and six months ended June 30, 2004, respectively, primarily due to a 14.8% increase in the number of RGUs from 822,600 as of June 30, 2003 to 944,700 as of June 30, 2004, due to increased effectiveness of VTR's direct sales force and mass marketing initiatives for its Internet services. These gains were somewhat offset by a slight decrease in ARPU for the three month and six month periods in 2004 compared to the same periods in 2003, primarily due to lower mobile phone access charges, discounts applied to Internet bundled products and a change in the Internet product mix.

Operating Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
UGC Europe:
UPC Broadband	$(192,209)	$(176,862)	$(382,589)	$(349,904)
chellomedia	(25,138)	(28,854)	(50,784)	(52,412)
Intercompany eliminations	30,422	29,023	61,552	55,696

Total UGC Europe	(186,925)	(176,693)	(371,821)	(346,620)
VTR	(22,265)	(19,597)	(45,035)	(38,530)
Other	(1,418)	(1,429)	(2,925)	(2,838)

Total UGC	$(210,608)	$(197,719)	$(419,781)	$(387,988)

Operating expense, which includes programming, broadcasting, content, franchise fees, network operations, customer operations, customer care, billing and collections and other direct costs increased $12.9 million, or 6.5%, for the three months ended June 30, 2004 and increased $31.8 million, or 8.2%, for the six months ended June 30, 2004 compared to the same periods in the prior year, primarily due to the following:

  •
  Direct costs for UPC Broadband increased for the three and six months ended June 30, 2004 due to translation effects and an increase in Internet and programming costs driven by increased subscribers, offset by lower telephone interconnect costs;
  •
  Other operating expenses for UPC Broadband decreased for the three and six months ended June 30, 2004 due to more effective procurement of support services, and lower bad debt charges, particularly in The Netherlands, offset by re-connection costs. While billing and collection charges were lower in both the first and second quarter of 2004 compared to the same periods in the prior year, approximately two-thirds of the year-to-date effect arose in the first quarter of 2004; and
  •
  Operating expenses for VTR increased due to an increase in programming costs driven by increased subscribers, an increase in access charges and international bandwidth costs and an increase in technical services.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
UGC Europe:
UPC Broadband	$(93,568)	$(80,330)	$(179,383)	$(161,518)
chellomedia	(21,981)	(17,760)	(44,508)	(39,789)
Intercompany eliminations	2,404	2,265	5,015	4,457

Total UGC Europe	(113,145)	(95,825)	(218,876)	(196,850)
VTR	(23,506)	(17,879)	(47,389)	(35,574)
Other	(3,285)	(4,255)	(7,556)	(9,237)

Total UGC	$(139,936)	$(117,959)	$(273,821)	$(241,661)

Selling, general and administrative expense, which includes human resources, information technology, general services, management, finance, legal and marketing costs increased $22.0 million, or 18.6%, for the three months ended June 30, 2004 and increased $32.2 million, or 13.3%, for the six months ended June 30, 2004 compared to the same periods in the prior year, primarily due to the following:

  •
  SG&A expense for UPC Broadband increased for the three and six months ended June 30, 2004, due to certain one-time charges during the first quarter of 2004 that did not occur in 2003, translation effects, an increase in marketing costs and professional advisor charges (primarily related to Sarbanes-Oxley requirements) and annual wage and cost inflation; and
  •
  SG&A expense for VTR increased for the three and six months ended June 30, 2004, due to an increase in VTR's advisory fees, an increase in commissions and marketing expense as a result of increased competition, in addition to higher salaries, benefits and professional services.

Operating Cash Flow

Prior to the Founders Transaction, we referred to Operating Cash Flow as Adjusted EBITDA. Please refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Operating Cash Flow and a reconciliation of total segment Operating Cash Flow to consolidated net income (loss).

The following provides Operating Cash Flow detail by operating segment in our reporting currency U.S. dollars and in the local currency of each segment:

	United States Dollars			Local Currency(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Growth	2004		2003		% Growth
	(In thousands)			(In thousands)
Europe (UGC Europe):
UPC Broadband
The Netherlands	$85,564	$58,231	46.9%		€70,997		€51,053	39.1%

Austria	28,995	25,062	15.7%		€24,051		€21,968	9.5%

France	2,354	1,910	23.2%		€1,965		€1,691	16.2%

Norway	9,958	5,848	70.3%	NOK	67,966	NOK	40,592	67.4%

Sweden	7,916	7,769	1.9%	SEK	60,283	SEK	62,250	(3.2)%

Belgium	3,953	2,939	34.5%		€3,281		€2,570	27.7%

Total Western Europe	138,740	101,759	36.3%

Hungary	21,298	15,743	35.3%	HUF	4,452,023	HUF	3,449,372	29.1%

Poland	9,762	8,160	19.6%	PLN	37,360	PLN	31,229	19.6%

Czech Republic	7,174	6,084	17.9%	CZK	192,204	CZK	166,625	15.4%

Slovak Republic	3,301	3,115	6.0%	SKK	110,236	SKK	113,625	(3.0)%

Romania	3,274	1,784	83.5%	ROL	110,145,935	ROL	58,443,735	88.5%

Total Central and Eastern Europe	44,809	34,886	28.4%

Corporate and other	(20,156)	(9,204)	(119.0)%		€(16,631)		€(7,910)	(110.3)%

Total UPC Broadband	163,393	127,441	28.2%

chellomedia
Priority Telecom	2,848	3,558	(20.0)%
Media	7,317	6,243	17.2%
Investments	(201)	(578)	65.2%

Total chellomedia	9,964	9,223	8.0%

Total Europe	173,357	136,664	26.8%

Latin America:
Broadband
Chile (VTR)	23,987	16,496	45.4%	CLP	15,084,834	CLP	11,693,826	29.0%

Brazil, Peru and other	105	(5)	2200.0%

Total Latin America	24,092	16,491	46.1%

Corporate and other	(2,921)	(3,724)	21.6%

Total UGC	$194,528	$149,431	30.2%

(1)
Local currency key: Euro ("€"); Norwegian Krone ("NOK"); Swedish Krona ("SEK"); Hungarian Forint ("HUF"); Polish Zloty ("PLN"); Czech Koruna ("CZK"); Slovak Koruna ("SKK"); Romanian Leu ("ROL"); and Chilean Peso ("CLP").

	United States Dollars			Local Currency(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Growth	2004		2003		% Growth
	(In thousands)			(In thousands)
Europe (UGC Europe):
UPC Broadband
The Netherlands	$173,501	$109,920	57.8%		€141,252		€99,241	42.3%

Austria	58,268	47,458	22.8%		€47,438		€42,847	10.7%

France	5,563	3,058	81.9%		€4,529		€2,761	64.0%

Norway	17,658	11,943	47.9%	NOK	121,484	NOK	83,757	45.0%

Sweden	17,167	14,842	15.7%	SEK	128,106	SEK	122,879	4.3%

Belgium	8,079	5,785	39.7%		€6,577		€5,223	25.9%

Total Western Europe	280,236	193,006	45.2%

Hungary	42,379	31,827	33.2%	HUF	8,839,043	HUF	7,113,497	24.3%

Poland	17,411	13,387	30.1%	PLN	67,307	PLN	51,751	30.1%

Czech Republic	16,356	11,563	41.5%	CZK	432,887	CZK	326,915	32.4%

Slovak Republic	7,122	6,032	18.1%	SKK	234,112	SKK	227,168	3.1%

Romania	6,153	3,450	78.3%	ROL	203,369,150	ROL	113,690,488	78.9%

Total Central and Eastern Europe	89,421	66,259	35.0%

Corporate and other	(34,798)	(22,851)	(52.3)%		€(28,329)		€(20,632)	(37.3)%

Total UPC Broadband	334,859	236,414	41.6%

chellomedia
Priority Telecom	7,294	6,348	14.9%
Media	14,283	8,887	60.7%
Investments	(81)	(760)	89.3%

Total chellomedia	21,496	14,475	48.5%

Total Europe	356,355	250,889	42.0%

Latin America:
Broadband
Chile (VTR)	49,017	28,955	69.3%	CLP	29,767,962	CLP	20,876,126	42.6%

Brazil, Peru and other	195	(88)	321.6%

Total Latin America	49,212	28,867	70.5%

Corporate and other	(6,755)	(8,254)	18.2%

Total UGC	$398,812	$271,502	46.9%

(1)
Local currency key: Euro ("€"); Norwegian Krone ("NOK"); Swedish Krona ("SEK"); Hungarian Forint ("HUF"); Polish Zloty ("PLN"); Czech Koruna ("CZK"); Slovak Koruna ("SKK"); Romanian Leu ("ROL"); and Chilean Peso ("CLP").

Operating Cash Flow increased $45.1 million, or 30.2%, for the three months ended June 30, 2004 compared to the same period in the prior year and increased $127.3 million, or 46.9%, for the six months ended June 30, 2004 compared to the same period in the prior year. On a local currency level, these increases in Operating Cash Flow are attributable to the following:

  •
  Operating Cash Flow in The Netherlands increased 39.1% and 42.3% for the three and six months ended June 30, 2004, respectively. While revenue increased, overall direct programming, content and broadcasting costs remained relatively flat. Other operating expenses decreased as higher customer operation costs were offset by reduced charges in other areas, particularly due to more effective procurement of support services and lower billing and collection charges. While billing and collection charges were lower in both the first and second quarters of 2004 compared to the same periods in the prior year, approximately two-thirds of the year-to-date effect arose in the first quarter of 2004. SG&A expenses increased for the three months ended June 30, 2004 compared to the same period in the prior year, primarily due to increased marketing expenses, which offset reductions in other general and administrative costs. This was a reversal of the first quarter of 2004 and overall SG&A expenses increased marginally for the six months ended June 30, 2004 compared to the same period in the prior year;

  •
  Operating Cash Flow in Austria increased 9.5% and 10.7% for the three and six months ended June 30, 2004, respectively. Increased operating expenses in customer operations and customer care offset the increase in revenue. The increase in customer care expense reflects the increased call volumes upon implementation of a new system. SG&A expenses were down slightly during the three months to June 30, 2004, as marketing expenses decreased during the system implementation, offsetting increased IT costs. For the six months ended June 30, 2004, increased IT costs resulted in slightly higher SG&A expenses compared to the same period in the prior year;
  •
  Operating Cash Flow in France increased 16.2% and 64.0% for the three and six months ended June 30, 2004, respectively, reflecting revenue growth and gross margin improvement, as well as some one-time effects within other operating expenses. SG&A expenses increased during the three and six months ended June 30, 2004 compared to the same period in the prior year as marketing expenses increased, in particular due to the launch of the French digital HITS which more than offset reductions in administrative and general expenses;
  •
  Operating Cash Flow in Norway increased 67.4% and 45.0% for the three and six months ended June 30, 2004, respectively, reflecting increased revenue and reductions in both operating and SG&A expenses;
  •
  Operating Cash Flow in Sweden decreased 3.2% for the three months ended June 30, 2004 and increased 4.3% for the six months ended June 30, 2004. Increased operating costs and marketing expenses offset the increase in revenue for the three months ended June 30, 2004 compared to the same period in the prior year;
  •
  Operating Cash Flow in Hungary increased 29.1% and 24.3% for the three and six months ended June 30, 2004, respectively. RGU growth brought some margin improvement in the DTH business although overall operating expenses increased. SG&A expenses also increased primarily due increased marketing expenses;
  •
  Operating Cash Flow in Poland increased 21.6% and 29.7% for the three and six months ended June 30, 2004, respectively. Increased revenue and lower SG&A expenses were partly offset by increased operating costs, including the impact of irrecoverable value added tax on certain costs following rate changes for the three months ended June 30, 2004;
  •
  Operating Cash Flow in Czech Republic increased 15.4% and 32.4% for the three and six months ended June 30, 2004, respectively, as revenue growth more than offset increases in operating expenses. Prior to a one-time benefit during the first quarter of 2004, SG&A expenses increased during the three and six months ended June 30, 2004, primarily due to increased marketing expenses;
  •
  Operating Cash Flow in Chile increased 29.0% and 42.6% for the three and six months ended June 30, 2004, respectively. Increased revenue due to RGU growth more than offset increases in operating expenses.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
UGC Europe	$(192,052)	$(194,296)	$(386,292)	$(373,011)
VTR	(21,742)	(16,436)	(44,495)	(31,730)
Other	(624)	(755)	(1,325)	(1,464)

Total	$(214,418)	$(211,487)	$(432,112)	$(406,205)

Depreciation and amortization expense increased $2.9 million for the three months ended June 30, 2004 and increased $25.9 million for the six months ended June 30, 2004 compared to the same periods in the prior year, primarily due to strengthening of the euro and the Chilean peso against the U.S. dollar, as well as the amortization of customer relationships during the six months ended June 30, 2004 as a result of the UGC Europe exchange offer in December 2003 and the Founders Transaction. These transactions required purchase accounting through which we allocated excess purchase costs to customer relationships. On a functional currency basis, UGC Europe's depreciation and amortization decreased due to an overall reduction in capital expenditures.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Cash Pay:
UPC Distribution Bank Facility	$(55,275)	$(63,986)	$(118,139)	$(135,260)
UGC convertible notes	(2,460)	–	(2,460)	–
VTR bank facility	(1,550)	(2,453)	(3,625)	(5,214)
UPC Polska 2007 Notes	(2,761)	–	(3,392)	–
Old UGC senior notes	–	(633)	(86)	(964)
Other	(4,734)	(2,369)	(7,625)	(5,007)

	(66,780)	(69,441)	(135,327)	(146,445)

Non Cash:
UPC Polska senior discount notes accretion	–	(14,213)	–	(27,828)
Old UGC Senior Notes accretion	–	–	–	(313)
Amortization of deferred financing costs	(7,200)	(11,225)	(10,386)	(15,282)

	(7,200)	(25,438)	(10,386)	(43,423)

Total	$(73,980)	$(94,879)	$(145,713)	$(189,868)

Interest expense decreased for the three and six months ended June 30, 2004 compared to the same periods in the prior year, due to the cessation of accretion of interest on UPC Polska's senior discount notes in July 2003 as a result of UPC Polska's bankruptcy filing and favorable interest rates.

Foreign Currency Exchange Gain (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
UGC Europe	$6,829	$230,840	$(3,113)	$375,826
VTR	(4,281)	13,181	(7,854)	6,208
Other	(9,528)	19,430	(17,865)	32,377

Total	$(6,980)	$263,451	$(28,832)	$414,411

Foreign currency exchange movements are primarily due to UGC Europe's U.S. dollar-denominated debt and VTR's U.S. dollar-denominated bank facility, as well as some corporate investments in euro-denominated securities. UGC Europe had significantly greater U.S. dollar-denominated debt in 2003, as most of this debt was extinguished in UPC's bankruptcy proceedings. In addition, the euro weakened during the six months ended June 30, 2004 (from .7933 as of December 31, 2003 to .8265 as of June 30, 2004) compared to a strengthening of the euro in the prior period (from .9545 as of December 31, 2002 to .8741 as of June 30, 2003).

Liquidity and Capital Resources

We have financed our acquisitions and our video, voice and Internet access businesses primarily through public and private debt and equity offerings, both at the UGC level and at the subsidiary level and operating cash flow. Our cash position is much stronger than the first six months of 2003, as we have been able to tap into the public and private debt and equity markets in recent months. We believe that we will be able to meet our current and long-term liquidity, acquisition and capital needs through our existing cash, operating cash flow and available borrowings under our existing credit facilities. To the extent we plan to grow our business through additional acquisitions, we will need additional sources of cash, most likely to come from the capital markets in the form of debt, equity or a combination of both. Our Board of Directors has authorized a $100 million share repurchase program. We may use our cash to make such purchases from time to time in the open market or in private transactions, subject to market conditions.

Cash flows from operating activities increased from $174.7 million for the six months ended June 30, 2003 to $298.3 million for the six months ended June 30, 2004 as a result of the stronger euro and Chilean Peso in relation to the U.S. dollar, as well as rate increases, lower costs and increased penetration of higher-margin services. Capital expenditures also increased from $132.9 million for the six months ended June 30, 2003 to $175.9 million for the six months ended June 30, 2004, primarily due to customer premises equipment related to subscriber acquisitions, as we added 194,700 RGUs in the first six months of 2004 compared to 89,900 in the first six months of 2003. We continue to focus on increasing penetration of services in our existing upgraded footprint and efficient deployment of capital, aimed at services that result in positive net cash flows. Customer premise equipment costs are expected to decrease during the remainder of 2004 through negotiations and as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of equipment retrieval. We expect our existing network to largely cope with anticipated increases in traffic, although some costs may be incurred to support expansion of services. We plan to limit new-build expenditures primarily to those areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced. Future capital expenditures will also depend on some factors beyond our control, including competition, changes in technology and the timing and rate of deployment of new services such as our digital distribution platform.

Cash flows from operations less capital expenditures increased from $41.8 million for the six months ended June 30, 2003 to $122.4 million for the six months ended June 30, 2004. In February 2004 we completed a fully subscribed rights offering to our stockholders, resulting in net proceeds of $1.02 billion. In April 2004, we completed the offering and sale of €500 ($604.6) million 1 3/4% Convertible Senior Notes due April 15, 2024. We used our capital resources for the six months ended June 30, 2004 to repay debt of $487.3 million, primarily to refinance the UPC Distribution Bank Facility, $80.0 million to the bondholders of UPC Polska as part of UPC Polska's reorganization and $34.4 million to reduce the balance of the VTR Bank Facility.

As of June 30, 2004 we had $1.6 billion in consolidated cash and cash equivalents and short-term liquid investments. In addition to our cash on hand, we have capacity under Facility A of the UPC Distribution Bank Facility of €666.8 ($806.7) million, and marketable equity securities (SBS and Austar United) with a total market value of $440.1 million as of June 30, 2004. On July 1, 2004 we borrowed an additional €105 ($127) million on the UPC Distribution Bank Facility and used our cash on hand for the Noos acquisition in France.

We have summarized our contractual obligations as of June 30, 2004 by the effect such obligations are expected to have on our liquidity and cash flow in future periods, in the table below.

	Expected payment as of June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Variable rate UPC Distribution Bank Facility	$6,936	$154,402	$780,963	$713,197	$332,958	$1,236,360	$3,224,816
Fixed rate UGC Convertible Notes	–	–	–	–	–	609,830	609,830
Variable rate VTR Bank Facility	30,750	52,275	5,561	–	–	–	88,586
Fixed rate UPC Polska 2007 Notes(1)	101,701	–	–	–	–	–	101,701
Fixed rate Old UGC Senior Notes	24,627	–	–	–	–	–	24,627
Capital lease obligations	2,779	3,308	3,523	3,826	4,161	26,456	44,053
Other debt	4,140	3,705	1,743	768	703	868	11,927

Total debt	170,933	213,690	791,790	717,791	337,822	1,873,514	4,105,540

Operating leases	52,989	32,194	25,805	20,803	18,667	29,460	179,918
Programming commitments	65,933	16,473	6,809	3,051	2,188	18,111	112,565
Other commitments	72,859	20,335	12,345	9,971	9,924	29,325	154,759

Total commitments	191,781	69,002	44,959	33,825	30,779	76,896	447,242

Total debt and commitments	$362,714	$282,692	$836,749	$751,616	$368,601	$1,950,410	$4,552,782

(1)
Redeemed on July 16, 2004 using a draw of €90 million on the UPC Distribution Bank Facility.

Market Risk Management

Investment Portfolio

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to $1.02 billion of cash we have invested in currencies other than the U.S. dollar. Of this amount, $991.5 million is denominated in euros, the majority of which is expected to be used for acquisitions and other euro-denominated commitments. We are exposed to equity price fluctuations related to our investments in equity securities. Investments in publicly traded securities at June 30, 2004 included the following:

	Number of Shares	Fair Value June 30, 2004
		(In thousands)
Equity Method Investments:
Austar United	446,040,358	$255,771

PrimaCom	4,948,039	$3,761

Cost Method Investments:
SBS	6,000,000	$184,320

Sorrento	2,076,426	$7,164

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

	Spot Rate			Three Month Average Rate		Six Month Average Rate
	June 30			June 30		June 30
			December 31, 2003
	2004	2003		2004	2003	2004	2003
Euro	0.8265	0.8741	0.7933	0.8301	0.8783	0.8141	0.9028
Norwegian Krone	6.9300	7.2046	6.6711	6.8600	6.9892	6.8798	7.0131
Swedish Krona	7.5131	7.9808	7.1994	7.5991	8.0329	7.4623	8.2791
Hungarian Forint	205.72	231.21	209.38	209.25	220.50	208.57	223.51
Polish Zloty	3.6928	3.9002	3.7355	3.8915	3.8271	3.8546	3.8658
Czech Koruna	26.158	27.457	25.694	26.677	27.445	26.467	28.273
Slovak Koruna	32.701	36.101	32.701	33.336	36.596	32.872	37.661
Romanian Leu	32964	32987	32651	33754	32863	33052	32954
Chilean Peso	636.30	699.12	593.80	629.10	710.21	607.30	720.99

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Foreign currency translation adjustments	$(60,483)	$(358,391)

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
U.S. dollar denominated facilities:
UPC Distribution Bank Facility	$347,500	$347,500
UPC Polska Notes	–	317,372
UPC Polska 2007 Notes	101,701	–
VTR Bank Facility	88,586	123,000

	$537,787	$787,872

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

During the first and second quarter of 2004, we purchased interest rate caps for approximately $21.4 million, capping the variable market interest rate at 3.0% and 4.0% for 2005 and 2006 on notional amounts totaling €2.25 billion to €2.6 billion. During the first quarter of 2003, we purchased an interest rate cap that capped the variable market interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. In June 2003, we entered into a cross currency and interest rate swap pursuant to which the U.S. dollar denominated $347.5 million obligation under Facility C2 was swapped at an average rate of 1.13 euros per U.S. dollar until July 2005, with the interest rate capped at 2.35%. The changes in fair value of these swaps and caps are recorded through other income in the condensed consolidated statement of operations. The net fair value of these derivative contracts as of June 30, 2004 was an $18.0 million liability. For the UPC Distribution Bank Facility leverage covenants, this liability is included in the debt calculations. For the six months ended June 30, 2004, the weighted-average interest rate on our variable rate bank facilities was 6.5%.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the impairment testing of our long-lived tangible and intangible assets, the valuation of our acquisition related assets and liabilities, the valuation of our subscriber receivables and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change. See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of these items. Additionally, with respect to the three and six months ended June 30, 2004, we believe our judgment and related estimates associated with the consolidation of Old UGC while in Chapter 11 bankruptcy proceedings to be critical in the preparation of the accompanying unaudited condensed consolidated financial statements.

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

(b)   Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the second fiscal quarter covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.1	Indenture dated as of April 6, 2004, by and between UGC and The Bank of New York.(1)
4.2	Registration Rights Agreement dated as of April 6, 2004, by and between UGC and Credit Suisse First Boston.(1)
10.1	Amended and Restated Senior Secured Credit Facility, dated June 24, 2004, between UPC Distribution, as Borrower, and TD Bank Europe Limited, as Facility Agent and Security Agent.(2)
10.2	Additional Facility Accession Agreement, dated June 24, 2004, between UPC Distribution, as Borrower, TD Bank Europe Limited, as Facility Agent, and the banks listed therein.(2)
10.3
Amended and Restated Senior Secured Credit Facility, dated June 24, 2004, between UPC Distribution and UPC Financing Partnership, as Borrowers, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and the banks listed therein.(2)
10.4	Stock and Loan Purchase Agreement dated as of March 15, 2004 among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(3)
10.5	Amendment to the Purchase Agreement dated as of July 1, 2004 among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(3)
10.6	Shareholders Agreement dated as of July 1, 2004 among UGC, UPC France Holding BV and Suez SA.(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from UGC's Form 8-K dated April 6, 2004 (File 000-496-58).

(2)
Incorporated by reference from UGC's Form 8-K dated June 29, 2004 (File 000-496-58).

(3)
Incorporated by reference from UGC's Form 8-K dated July 1, 2004 (File 000-496-58).

(b)   Reports on Form 8-K filed during the quarter

Date of Report	Date of Event	Item Reported
April 6, 2004	April 6, 2004	Item 5 & 7 – Announcement that UGC closed the offering and sale of €500 million of its 1 3/4% Convertible Senior Notes Due April 15, 2024.
April 19, 2004	April 19, 2004	Item 5 – Announcement that UGC is in discussions about refinancing a portion of its UPC Distribution Bank Facility.
April 23, 2004	April 23, 2004	Item 5 & 7 – Announcement that Old UGC distributed a Notice of Supplemental Last Date to File Proofs of Claim by Non-Governmental Entities On or Before June 1, 2004.
May 10, 2004	May 10, 2004	Item 7 & 12 – UGC issued a press release announcing its operating and financial results for the first quarter ended March 31, 2004.
June 7, 2004	June 7, 2004
Item 1 – Announcement that Liberty distributed all of the capital stock of Liberty Media International to Liberty's stockholders in a spin-off and Liberty Media International is now an independent publicly-traded company.
June 10, 2004	June 10, 2004	Item 5 & 7 – Announcement that UPC Distribution is seeking to refinance a minimum of €750 million of debt ("Facility E") by an Additional Facility Accession Agreement.
June 29, 2004	June 29, 2004	Item 5 & 7 – Announcement that UPC Distribution completed the refinancing of approximately €1.0 billion of the UPC Distribution Bank Facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date: August 9, 2004	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Co-Chief Financial Officer
Date: August 9, 2004	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer