Form 10-Q
period 2004-09-30
UNITEDGLOBALCOM INC
filed 2004-11-09
CIK 1134061

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

The registrant's outstanding common stock as of October 25, 2004 consisted of:

Class A common stock – 387,360,695 shares
Class B common stock –  10,493,461 shares
Class C common stock – 385,828,203 shares

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2004 and 2003
Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2004
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 6.	EXHIBITS

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	September 30, 2004	December 31, 2003
	(Note 2)
Assets
Current assets
Cash and cash equivalents	$981,638	$310,361
Restricted cash	23,367	25,052
Short-term liquid investments	111,536	2,134
Trade and other receivables, net	205,143	205,232
Other current assets, net	94,127	79,542

Total current assets	1,415,811	622,321
Long-term assets
Property and equipment, net	3,787,933	3,342,743
Goodwill	2,064,973	2,519,831
Intangible assets, net	414,418	252,236
Other assets, net	440,150	362,540

Total assets	$8,123,285	$7,099,671

Liabilities and Stockholders' Equity
Current liabilities
Not subject to compromise:
Accounts payable	$236,842	$225,540
Accrued liabilities	408,885	405,546
Subscriber advance payments and deposits	292,151	141,108
Notes payable, related party	–	102,728
Current portion of debt	53,034	310,804
Deferred income taxes	110,583	–
Other current liabilities	65,123	82,149

Total current liabilities not subject to compromise	1,166,618	1,267,875

Subject to compromise:
Current portion of long-term debt	24,627	317,372
Other liabilities	4,691	19,544

Total current liabilities subject to compromise	29,318	336,916

Long-term liabilities
Long-term portion of debt	4,208,810	3,615,902
Deferred income taxes	63,749	124,232
Other long-term liabilities	319,403	259,493

Total long-term liabilities	4,591,962	3,999,627

Commitments and contingencies (Note 9)
Minority interests in subsidiaries	101,077	22,761

Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 400,423,083 and 287,350,970 shares issued, respectively	4,004	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 385,828,203 and 303,123,542 shares issued and outstanding, respectively	3,858	3,031
Additional paid-in capital	2,599,766	5,852,896
Treasury stock, at cost	(75,844)	(70,495)
Accumulated deficit	(314,746)	(3,372,737)
Accumulated other comprehensive income (loss)	17,160	(943,165)

Total stockholders' equity	2,234,310	1,472,492

Total liabilities and stockholders' equity	$8,123,285	$7,099,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Note 2)
Statements of Operations
Revenue	$658,463	$1,750,877	$474,515	$1,375,666
Operating expenses	(262,737)	(682,518)	(186,406)	(574,394)
Selling, general and administrative expenses	(154,023)	(427,844)	(116,743)	(358,404)
Depreciation and amortization (operating expenses)	(235,186)	(667,298)	(192,002)	(598,207)
Impairment of long-lived assets (operating expenses)	25	(16,598)	441	441
Restructuring charges (operating expenses)	(1,824)	(10,749)	18	(6,886)
Stock-based compensation (SG&A expenses)	(12,178)	(63,894)	(14,261)	(28,647)

Operating income (loss)	(7,460)	(118,024)	(34,438)	(190,431)
Interest income	5,380	16,903	2,698	10,603
Interest expense	(58,996)	(204,709)	(73,945)	(263,813)
Foreign currency exchange gains (losses), net	21,771	(7,061)	(269,598)	175,890
Losses on derivative instruments	(16,838)	(14,512)	(103)	(11,497)
(Losses) gains on sale of investments in affiliates and other assets, net	(1,174)	(1,574)	(283)	281,321
Gain on extinguishment of debt	–	35,787	2,109,596	2,183,997
Other income (expense), net	302	830	(7,935)	(41,658)

Income (loss) before income taxes and other items	(57,015)	(292,360)	1,725,992	2,144,412
Reorganization expense, net	(1,410)	(7,837)	(6,276)	(19,996)
Income tax expense, net	(19,174)	(23,708)	(13,986)	(71,505)
Minority interests in subsidiaries, net	2,116	2,616	42,582	43,319
Share in results of affiliates, net	5,273	6,543	(11,203)	279,832

Net income (loss)	$(70,210)	$(314,746)	$1,737,109	$2,376,062

Earnings per share (Note 14):
Basic earnings (loss) per share	$(0.09)	$(0.41)	$3.80	$8.31

Diluted earnings (loss) per share	$(0.09)	$(0.41)	$3.79	$8.31

Statements of Comprehensive Income
Net income (loss)	$(70,210)	$(314,746)	$1,737,109	$2,376,062
Other comprehensive income, net of tax:
Foreign currency translation adjustments	75,157	14,674	335,024	(37,852)
Change in fair value of derivative assets	–	–	–	10,616
Change in unrealized (loss) gain on available-for-sale securities	13,045	2,486	(18,465)	(12,408)

Comprehensive income (loss)	$17,992	$(297,586)	$2,053,668	$2,336,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
								Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
December 31, 2003 (UGC Pre-Founders Transaction)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	13,045,959	$(70,495)	$(3,372,737)	$(943,165)	$1,472,492

January 1, 2004 (UGC Post-Founders Transaction)(Note 2)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$1,439,479	13,045,959	$(70,495)	$–	$–	$1,374,977
Issuance of additional Class A common stock in connection with the UGC Europe exchange offer	2,596,270	26	–	–	–	–	19,706	–	–	–	–	19,732
Issuance of Class A common stock upon exercise of LMC's preemptive right	20,706,894	207	–	–	–	–	54,454	–	–	–	–	54,661
Issuance of common stock in connection with rights offering	82,950,715	830	2,295,445	23	84,874,594	849	1,018,109	–	–	–	–	1,019,811
Issuance of Class A common stock in connection with subsidiary reorganization	2,011,813	20	–	–	–	–	18,368	–	–	–	–	18,388
Issuance of Class A common stock for acquisition of a minority interest in subsidiary	1,800,000	18	–	–	–	–	16,434	–	–	–	–	16,452
Share exchange by LMC	2,169,933	22	–	–	(2,169,933)	(22)	–	–	–	–	–	–
Issuance of Class A common stock in connection with stock option plans	750,222	8	–	–	–	–	3,538	–	–	–	–	3,546
Issuance of Class A common stock in connection with 401(k) plan	86,266	–	–	–	–	–	661	–	–	–	–	661
Stock-based compensation	–	–	–	–	–	–	39,973	–	–	–	–	39,973
Equity transactions of subsidiaries and other	–	–	–	–	–	–	(10,956)	13,626	–	–	–	(10,956)
Purchase of treasury shares	–	–	–	–	–	–	–	787,391	(5,349)	–	–	(5,349)
Net income (loss)	–	–	–	–	–	–	–	–	–	(314,746)	–	(314,746)
Unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	2,486	2,486
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	14,674	14,674

September 30, 2004	400,423,083	$4,004	11,165,777	$112	385,828,203	$3,858	$2,599,766	13,846,976	$(75,844)	$(314,746)	$17,160	$2,234,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Note 2)
Cash Flows from Operating Activities
Net income (loss)	$(314,746)	$2,376,062
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	39,973	28,647
Depreciation and amortization	667,298	598,207
Impairment of long-lived assets and restructuring charges	27,347	6,445
Accretion of interest on senior notes and amortization of deferred financing costs	13,561	47,607
Unrealized foreign exchange losses (gains), net	6,184	(114,016)
Losses (gains) on sale of investments in affiliates and other assets, net	1,574	(281,321)
Losses on derivative instruments	14,512	11,450
Gain on extinguishment of debt	(35,787)	(2,183,997)
Deferred income tax provision	6,467	70,407
Minority interests in subsidiaries, net	(2,616)	(43,319)
Share in results of affiliates, net	(6,543)	(279,832)
Change in assets and liabilities:
Change in receivables and other assets	(14,830)	69,461
Change in accounts payable, accrued liabilities and other	70,953	(32,360)

Net cash flows from operating activities	473,347	273,441

Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	(625,970)	(784)
Capital expenditures	(292,557)	(227,698)
Purchase of short-term liquid investments	(244,859)	(1,489)
Proceeds from sale of short-term liquid investments	135,371	45,560
Investments in affiliates and other investments	(50)	(20,931)
Proceeds from sale of investments in affiliates	697	44,558
Purchase of interest rate caps	(21,442)	(9,750)
Settlement of interest rate swaps	–	(58,038)
Dividends received from affiliates	15,565	4,684
Other	1,605	14,559

Net cash flows from investing activities	(1,031,640)	(209,329)

Cash Flows from Financing Activities
Issuance of common stock	1,076,284	1,081
Proceeds from issuance of convertible senior notes	604,595	–
Proceeds from short-term and long-term borrowings	212,307	11,269
Repayments of short-term and long-term borrowings	(597,481)	(187,152)
Financing costs	(49,640)	(2,233)
Purchase of treasury shares	(5,349)	–

Net cash flows from financing activities	1,240,716	(177,035)

Effect of Exchange Rates on Cash	(11,146)	15,515

Increase (Decrease) in Cash and Cash Equivalents	671,277	(97,408)
Cash and Cash Equivalents, Beginning of Period	310,361	410,185

Cash and Cash Equivalents, End of Period	$981,638	$312,777

Supplemental Cash Flow Disclosures:
Cash paid for reorganization expenses	$7,837	$25,518

Cash paid for interest	$227,640	$170,997

Cash paid (received) for income taxes, net	$(4,327)	$3,398

Non-cash Investing and Financing Activities:
Issuance of common stock for financial assets, settlement of liabilities and other	$36,574	$966,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are an international broadband communications provider with operations in 14 countries. UGC Europe, Inc., our largest consolidated operation, provides (through its subsidiary United Pan-Europe Communications N.V., or "UPC") video, high-speed Internet access and telephone services through its broadband networks in 11 European countries. Our primary Latin American operation, VTR GlobalCom S.A., provides video, high-speed Internet access and telephone services in Chile. We also have consolidated operations in Brazil and Peru, an approximate 19% interest in SBS Broadcasting S.A., a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd., a pay-TV provider in Australia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or SEC regulations for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

2. Founders Transaction

On January 5, 2004, LMC acquired 8,198,016 shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash (the "Founders Transaction"). Upon completion of this transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and otherwise to control us. LMC acquired its cumulative interest in us over a period of several years in separate acquisitions. LMC's largest acquisition of us occurred in January 2002 whereby its economic and voting interest increased from approximately 11% and 37%, respectively, to approximately 73% and 94%, respectively. Because of certain voting and standstill agreements entered into between LMC and our founding stockholders in connection with this January 2002 transaction, LMC was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of LMC's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Accordingly, for periods prior to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Pre-Founders Transaction," and for periods subsequent to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Post-Founders Transaction." The "Company," "UGC," "we," "us," "our" or similar terms refer to both UGC Post-Founders Transaction and UGC Pre-Founders Transaction.

The following table presents the summary balance sheet of UGC Pre-Founders Transaction as of December 31, 2003, prior to the push down of LMC's basis and the opening summary balance sheet of UGC Post-Founders Transaction on January 1, 2004, subsequent to the push down of LMC's basis (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
Current assets	$622,321	$622,321
Property, plant and equipment, net	3,386,252	3,342,743
Goodwill	2,022,761	2,519,831
Intangible assets, net	446,065	252,236
Other assets, net	370,137	362,540

Total assets	$6,847,536	$7,099,671

Current liabilities	$1,407,275	$1,604,791
Long-term debt	3,615,902	3,615,902
Other long-term liabilities	426,621	383,725

Total liabilities	5,449,798	5,604,418

Minority interests in subsidiaries	22,761	22,761

Stockholders' equity	1,374,977	1,472,492

Total liabilities and stockholders' equity	$6,847,536	$7,099,671

The push down of LMC's basis is based on an allocation of LMC's basis in us at each respective step acquisition date based on the estimated fair values of our assets and liabilities on such dates.

The following table presents our unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2003, to provide a better understanding of what our results of operations might have looked like had LMC pushed down its investment basis in us to our financial statements as of January 1, 2003 (in thousands):

	UGC Pre-Founders Transaction Pro Forma
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue	$474,515	$1,375,666
Operating expense and other	(503,712)	(1,564,511)

Operating loss	(29,197)	(188,845)
Interest expense, net	(69,448)	(247,812)
Gain on extinquishment of debt	1,164,248	1,209,758
Foreign currency exchange gain and other income (expense), net	(277,919)	87,388

Income (loss) before income taxes and other items	787,684	860,489
Other	11,117	(53,052)

Net income	$798,801	$807,437

Basic earnings (loss) per common share	$1.75	$3.27

Diluted earnings (loss) per common share	$1.74	$3.27

This unaudited pro forma condensed consolidated financial information is derived from our audited historical consolidated financial statements and related notes, in addition to certain assumptions and adjustments. This unaudited pro forma condensed consolidated financial information may not be indicative of historical results that we would have had or future results that we will experience as a result of the Founders Transaction.

3. Acquisition of Noos

On July 1, 2004, UPC Broadband France SAS ("UPC Broadband France"), our indirect wholly-owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA ("Noos"), from Suez SA ("Suez"). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. UPC Broadband France purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with our French operations and the creation of a platform for further growth and innovation in Paris and our remaining French systems. The preliminary purchase price for Noos was approximately €623,450,000 ($758,547,000), consisting of €529,929,000 ($644,761,000) in cash, a 19.9% equity interest in UPC Broadband France, valued at approximately €85,000,000 ($103,419,000) and €8,521,000 ($10,367,000) in direct acquisition costs. The preliminary purchase price for Noos and the value assigned to the 19.9% interest in UPC Broadband France are subject to a review of certain historical financial information of Noos and UPC Broadband France. As a result, €100,000,000 ($121,669,000) of the cash consideration is being held in escrow pending final determination of the purchase price. We have accounted for this transaction as the acquisition of an 80.1% interest in Noos and the sale of a 19.9% interest in UPC Broadband France. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. We have recorded a preliminary loss of $12,196,000 associated with the dilution of our ownership interest in UPC Broadband France as a result of the Noos transaction. This loss is reflected as a reduction of additional paid-in capital in our condensed consolidated statement of stockholders' equity. The preliminary accounting for the Noos transaction, as reflected in these condensed consolidated financial statements, is subject to adjustment based upon the (i) final determination of the Noos purchase price and the value assigned to the 19.9% equity interest in UPC Broadband France and (ii) the final assessment of the fair values of Noos' identifiable tangible and intangible assets and liabilities. Such potential adjustments could result in significant changes to the preliminary accounting for the Noos transaction and to the impact of this transaction on our consolidated operating results.

The following unaudited pro forma condensed consolidated operating results give effect to this transaction as if it had been completed as of January 1, 2004 (for 2004 results) and as of January 1, 2003 (for 2003 results). This unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would actually have been if this transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenue	$1,950,757	$1,638,010

Net income (loss)	$(365,431)	$2,237,837

Earnings per share:
Basic earnings (loss) per share	$(0.48)	$8.01

Diluted earnings (loss) per share	$(0.48)	$8.01

Suez' 19.9% interest in UPC Broadband France consists of 85,000,000 shares of Class B common stock of UPC Broadband France (the "Class B Shares"). Subject to the terms of a call option agreement, UPC France Holding BV ("UPC France"), the parent company of UPC Broadband France, has the right through June 30, 2005 to purchase from Suez all of the Class B Shares for €85,000,000, subject to adjustment, plus interest. The purchase price for the Class B Shares may be paid in cash, our Class A common stock or LMI Series A common stock. Subject to the terms of a put option, Suez may require UPC France to purchase the Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair market value, payable in cash or marketable securities, for the Class B Shares or assist Suez in obtaining an offer to purchase the Class B Shares. UPC France also has the option to purchase the Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair market value in cash or marketable securities.

4. Property and Equipment

The following table provides detail of our consolidated property and equipment balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	September 30, 2004	December 31, 2003
Customer premises equipment	$576,357	$1,230,231
Commercial	111	5,905
Scaleable infrastructure	472,979	786,569
Network/Line extensions	1,317,595	2,189,050
Upgrade/rebuild	572,520	1,017,313
Support capital	447,679	868,061
Priority Telecom	183,151	361,056
Media	42,469	98,186
Noos	801,291	–

Total	4,414,152	6,556,371
Accumulated depreciation	(626,219)	(3,213,628)

Net property and equipment	$3,787,933	$3,342,743

The property and equipment related to Noos in the table above is based on a preliminary purchase price allocation as discussed in Note 3.

In the second quarter of 2004, we recorded an impairment on certain tangible fixed assets of our wholly owned subsidiary Priority Telecom. The impairment assessment was triggered by competitive factors in 2004 that lead to greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using a discounted cash flow analysis, along with other available market data.

5. Goodwill

The following table provides detail by segment of our consolidated goodwill balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	September 30, 2004	December 31, 2003
Europe:
The Netherlands	$661,837	$1,111,558
Austria	445,912	339,581
Norway	26,661	38,500
Sweden	119,937	204,864
Belgium	55,176	40,498
Noos	52,405	–

Total Western Europe	1,361,928	1,735,001

Hungary	164,739	228,639
Poland	27,878	37,040
Czech Republic	51,642	68,378
Slovak Republic	19,777	27,130
Romania	13,386	23,160

Total Central and Eastern Europe	277,422	384,347

chellomedia	204,221	124,562

UGC Europe, Inc	–	105,635

Total	1,843,571	2,349,545
Latin America:
Chile	187,031	170,286

Corporate and other	34,371	–

Total UGC	$2,064,973	$2,519,831

The preliminary excess purchase price assigned to goodwill in connection with the Noos acquisition was $51,270,000.

6. Intangible Assets

The following table provides detail of our consolidated intangible assets balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	September 30, 2004	December 31, 2003
Intangible assets with finite lives:
Customer relationships	$393,399	$224,358
Other	8,638	20,267

Total	402,037	244,625
Accumulated amortization	(49,035)	(15,735)

Net	353,002	228,890
Intangible assets with indefinite lives:
Tradenames	61,416	23,346

Total intangible assets, net	$414,418	$252,236

Customer relationships are amortized over lives ranging from 4 to 10 years. Amortization of intangible assets with finite useful lives was $47,657,000 and $2,808,000 for the nine months ended September 30, 2004 and 2003, respectively. Based on our current amortizable intangible assets, we expect amortization expense will be as follows for the remainder of 2004, the next four years and thereafter (in thousands):

	Year Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Estimated amortization expense	$14,958	$68,973	$63,200	$61,334	$59,469	$85,068	$353,002

7. Debt

The following table provides detail of our consolidated debt balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	September 30, 2004	December 31, 2003
UPC Distribution Bank Facility	$3,495,406	$3,698,586
UGC Convertible Notes	621,813	–
UPC Polska Notes	–	317,372
VTR Bank Facility	83,972	123,000
Old UGC Senior Notes	24,627	24,627
Other	60,653	80,493

Total	4,286,471	4,244,078
Current portion	(77,661)	(628,176)

Long-term portion	$4,208,810	$3,615,902

UPC Distribution Bank Facility

The UPC Distribution Bank Facility is secured by the assets of UPC's majority owned cable operating companies, and is senior to other long-term debt obligations of UPC. The UPC Distribution Bank Facility credit agreement contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. In June 2004, the UPC Distribution Bank Facility was amended to add a new Facility E term loan to replace the undrawn Facility D term loan. In connection with this refinancing, we agreed to contribute to our subsidiary that is the borrower under the UPC Distribution Bank Facility €450,000,000 of cash and our Polish operating assets. In June 2004, we borrowed approximately €1.0 billion under the Facility E, which was used to repay some of the indebtedness borrowed under the other facilities.

The following table provides detail of the UPC Distribution Bank Facility (in thousands):

	Capacity and Currency		Amount Outstanding September 30, 2004
Tranche							Payment Begins	Final Maturity
	Euros	US dollars	Euros	US dollars	Interest Rate(4)	Description
Facility A(1)(2)(3)	€666,750		€155,000	$192,762	EURIBOR + 2.25% – 4.0%	Revolving credit	June-06	June-08
Facility B(1)(2)	€1,261,250		1,261,250	1,568,524	EURIBOR + 2.25% – 4.0%	Term loan	June-04	June-08
Facility C1(1)	€94,525		94,525	117,554	EURIBOR + 5.5%	Term loan	June-04	March-09
Facility C2(1)		$345,763		345,763	LIBOR + 5.5%	Term loan	June-04	March-09
Facility E(1)	€1,021,853		1,021,853	1,270,803	EURIBOR + 3%	Term loan	July-09	July-09

Total			€2,532,628	$3,495,406

(1)
An annual commitment fee of 0.5% on the unused portions of each facility is applicable.

(2)
Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.

(3)
The availability under Facility A of €511,750,000 ($636,426,000) can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.

(4)
As of September 30, 2004, six month EURIBOR and LIBOR rates were approximately 2.2% and 2.2%, respectively. The average interest rate incurred for the three and nine months ended September 30, 2004 was 5.5% and 6.2%, respectively. The majority of interest payments occur in the first and third quarters of the year.

The following table provides detail of the expected payments under the UPC Distribution Bank Facility (in thousands):

	Expected payment for the year ended December 31,
Tranche
	2004	2005	2006	2007	2008	2009	Total
Facility A	€–	€–	€–	€–	€155,000	€–	€155,000
Facility B	–	–	502,944	524,981	233,325	–	1,261,250
Facility C1	475	950	950	950	45,600	45,600	94,525
Facility E	–	–	–	–	–	1,021,853	1,021,853

Total euro-denominated facilities	€475	€950	€503,894	€525,931	€433,925	€1,067,453	€2,532,628

Facility C2	$1,738	$3,475	$3,475	$3,475	$166,800	$166,800	$345,763

During the first and second quarter of 2004, we purchased interest rate caps for approximately $21,442,000, capping the interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion. During the first quarter of 2003, we purchased an interest rate cap that capped the variable EURIBOR interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. The fair value of these interest rate cap derivative contracts as of September 30, 2004 was a €4,344,000 ($5,402,000) asset. We have also entered into a cross currency and interest rate swap pursuant to which a notional amount of $347,500,000 has been swapped into euros at an average rate of 1.13 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate capped at 2.35%. The fair value of this interest rate swap derivative contract as of September 30, 2004 was a €31,053,000 ($38,618,000) liability. The changes in fair value of these derivative contracts are recorded in the accompanying unaudited condensed consolidated statement of operations.

UGC Convertible Notes

On April 6, 2004, we completed the offering and sale of €500,000,000 ($604,595,000) 1 3/4% euro-denominated Convertible Senior Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC's existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right to all of UGC's existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture governing the UGC Convertible Notes (the "Indenture") does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at our option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by us on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require us to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into shares of our Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share and a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of our Class A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (2) we have called the UGC Convertible Notes for redemption, (3) the trading price for the UGC Convertible Notes falls below a specified threshold or (4) we make certain distributions to holders of our Class A common stock or specified corporate transactions occur.

UPC Polska Notes

On February 18, 2004, in connection with the consummation of UPC Polska's plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of the UPC Polska Notes and other claimholders received a total of $87,361,000 in cash, $101,701,000 in new 9% UPC Polska notes due 2007 and 2,011,813 shares of our Class A common stock in exchange for the cancellation of their claims. We recognized a gain of $31,916,000 from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. The new UPC Polska 2007 Notes were redeemed on July 16, 2004 for a cash payment of $101,701,000.

8. Old UGC Reorganization

Old UGC, Inc. ("Old UGC") is our wholly owned subsidiary that has an indirect 100% interest in VTR and an approximate 34% interest in Austar United. IDT United is a variable interest entity in which we have a 33% common equity interest and a 94% fully diluted interest. We consolidate IDT United, as we are the primary beneficiary. On January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On September 21, 2004, we and Old UGC filed with the Bankruptcy Court a plan of reorganization, which was subsequently amended on October 5, 2004. The plan of reorganization provides for the acquisition by Old UGC of $638,008,000 face amount of Old UGC Senior Notes held by us (following cancellation of certain offsetting obligations) for common stock of Old UGC and $599,173,000 face amount of Old UGC Senior Notes held by IDT United for preferred stock of Old UGC. Old UGC Senior Notes held by third parties ($24,627,000 face amount) would be left outstanding (after cure, through the repayment of approximately $5,125,000 in unpaid interest, and reinstatement). In addition, Old UGC will make a payment of approximately $3,131,000 in settlement of certain outstanding guarantee obligations. A confirmation hearing on the plan of reorganization is scheduled for November 10, 2004.

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

Liabilities subject to compromise related to Old UGC of $24,627,000 (representing the Old UGC Senior Notes) and $4,691,000 (representing interest on the Old UGC Senior Notes and other guarantees) are presented separately in the accompanying unaudited condensed consolidated balance sheet. The unaudited condensed consolidated statement of operations of Old UGC consists primarily of the results of operations of VTR and our other Latin America operations.

9. Commitments and Contingencies

Operating leases

We have certain non-cancelable lease agreements for office space, office furniture and equipment, vehicles, satellite transponder fees, broadcast and exhibition rights and other operating expenses.

Programming commitments

Certain of our programming contracts provide for minimum fees to be paid regardless of the actual number of subscribers.

Purchase commitments

We have certain commitments for the purchase of customer premise equipment.

Other commitments

We have commitments for construction, network maintenance and certain other commitments. We also have commitments, primarily in France, to upgrade or build-out and operate cable networks in certain municipalities. These commitments are generally based on homes passed, which are negotiable with the municipalities, and as such do not represent fixed commitments.

Guarantees

We typically retain liabilities that relate to events occurring prior to an asset sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnifications typically extend for a number of years. We have historically not made payments under such indemnifications.

Under the UPC Distribution Bank Facility and VTR Bank Facility, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. We have historically not made payments under such indemnifications.

We have provided certain guarantees in the ordinary course of business, which include but are not limited to the following:

  •
  With respect to some franchises, we have made certain construction and other guarantees. Non-performance of these obligations could result in penalties being levied against us.
  •
  In the ordinary course of business, we provide customers with certain performance guarantees.
  •
  We sub-lease transponder capacity to a third party and all guaranteed performance criteria is matched with the guaranteed performance criteria we receive from the lease transponder provider.
  •
  We have third party contracts for the distribution of channels from our digital media center in Amsterdam that require us to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria.
  •
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

Excite@Home

In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff had filed a claim in the bankruptcy proceedings of approximately $2.2 billion. On September 16, 2004, the Bankruptcy Court held that the claim against Old UGC was estimated at zero. Although no assurance can be given, we believe that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations.

10. Stockholders' Equity

Rights Offering

In February 2004, we completed a rights offering to our stockholders, providing subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The fully subscribed rights offering resulted in the issuance of a total of 170,120,754 shares for gross proceeds of $1.02 billion.

LMC Exercise of Preemptive Right

In January 2004, LMC exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UGC Europe exchange offer. As a result, LMC acquired 18,293,539 shares of our Class A common stock at $7.6929 per share. LMC paid for the shares through the cancellation of $102,728,000 of notes payable to LMC, the cancellation of $1,734,000 of accrued but unpaid interest on those notes and $36,269,000 in cash. In February 2004, LMC exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UPC Polska reorganization. As a result, LMC acquired 2,413,355 shares of our Class A common stock at $6.9026 per share for $16,658,000 in cash.

11. Segment Information

Our European operations are currently organized into two principal divisions, UPC Broadband and chellomedia. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chellomedia provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier ("CLEC") business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America we also have a broadband division that provides video services, telephone services and high-speed Internet access services primarily to residential customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and Operating Cash Flow.

Operating Cash Flow is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, Operating Cash Flow is defined as revenue less operating, selling, general and administrative expenses (excluding depreciation and amortization, impairment of long-lived assets, restructuring charges and stock-based compensation). We believe Operating Cash Flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Operating Cash Flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Operating Cash Flow distorts the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Operating Cash Flow is important because analysts and investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Operating Cash Flow to our consolidated net income as presented in the accompanying condensed consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Operating Cash Flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

The following tables present our key performance measures (in thousands):

Revenue

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Europe:
UPC Broadband
The Netherlands	$178,996	$519,948	$150,838	$430,620
Austria	72,482	221,780	65,085	189,880
France (excluding Noos)	31,905	94,164	29,744	84,435
France (Noos)	88,686	88,686	–	–
Norway	27,140	81,134	22,912	69,978
Sweden	21,141	64,315	18,710	54,867
Belgium	9,195	27,243	7,785	23,071

Total Western Europe	429,545	1,097,270	295,074	852,851

Hungary	53,194	155,666	40,358	121,300
Poland	28,464	76,687	21,391	63,200
Czech Republic	19,644	58,438	15,422	45,775
Slovak Republic	7,967	23,837	6,164	18,634
Romania	6,842	18,775	4,543	14,441

Total Central and Eastern Europe	116,111	333,403	87,878	263,350

Corporate and other	6,668	18,722	8,607	23,043

Total UPC Broadband	552,324	1,449,395	391,559	1,139,244

chellomedia
Priority Telecom	29,308	86,794	29,972	89,998
Media	32,218	91,140	25,508	72,251
Investments	187	640	60	331

Total chellomedia	61,713	178,574	55,540	162,580

Intercompany eliminations	(35,286)	(102,166)	(33,261)	(93,627)

Total Europe	578,751	1,525,803	413,838	1,208,197

Latin America:
Broadband
Chile	75,096	216,537	58,608	161,667
Brazil, Peru and other	1,909	5,830	2,069	5,794

Total Latin America	77,005	222,367	60,677	167,461

Corporate and other	2,707	2,707	–	8

Total UGC	$658,463	$1,750,877	$474,515	$1,375,666

Operating Cash Flow

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Europe:
UPC Broadband
The Netherlands	$93,596	$267,097	$78,608	$188,528
Austria	28,221	86,489	25,830	73,288
France (excluding Noos)	4,945	10,508	5,651	8,709
France (Noos)	17,777	17,777	–	–
Norway	9,680	27,338	7,402	19,345
Sweden	8,762	25,929	8,249	23,091
Belgium	4,396	12,475	2,811	8,596

Total Western Europe	167,377	447,613	128,551	321,557

Hungary	20,810	63,189	14,574	46,401
Poland	9,987	27,398	5,645	19,032
Czech Republic	9,969	26,325	6,910	18,473
Slovak Republic	3,507	10,629	2,175	8,207
Romania	3,051	9,204	1,992	5,442

Total Central and Eastern Europe	47,324	136,745	31,296	97,555

Corporate and other	(14,950)	(49,748)	(16,756)	(39,607)

Total UPC Broadband	199,751	534,610	143,091	379,505

chellomedia
Priority Telecom	4,011	11,305	3,780	10,128
Media	10,129	24,412	8,264	17,151
Investments	(152)	(233)	22	(738)

Total chellomedia	13,988	35,484	12,066	26,541

Total Europe	213,739	570,094	155,157	406,046

Latin America:
Broadband
Chile	25,925	74,942	18,929	47,884
Brazil, Peru and other	41	236	44	(44)

Total Latin America	25,966	75,178	18,973	47,840

Corporate and other	1,998	(4,757)	(2,764)	(11,018)

Total UGC	$241,703	$640,515	$171,366	$442,868

The following table presents a reconciliation of total segment Operating Cash Flow to consolidated net income (loss) (in thousands):

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Total segment Operating Cash Flow	$241,703	$640,515	$171,366	$442,868
Depreciation and amortization	(235,186)	(667,298)	(192,002)	(598,207)
Impairment of long-lived assets	25	(16,598)	441	441
Restructuring charges	(1,824)	(10,749)	18	(6,886)
Stock-based compensation	(12,178)	(63,894)	(14,261)	(28,647)

Operating income (loss)	(7,460)	(118,024)	(34,438)	(190,431)
Interest expense, net	(53,616)	(187,806)	(71,247)	(253,210)
Foreign currency exchange gain (loss), net	21,771	(7,061)	(269,598)	175,890
Loss on derivative instruments	(16,838)	(14,512)	(103)	(11,497)
Gain (loss) on sale of investments in affiliates and other assets, net	(1,174)	(1,574)	(283)	281,321
Gain on extinguishment of debt	–	35,787	2,109,596	2,183,997
Other income (expense), net	302	830	(7,935)	(41,658)

Income (loss) before income taxes and other items	(57,015)	(292,360)	1,725,992	2,144,412
Other, net	(13,195)	(22,386)	11,117	231,650

Net income (loss)	$(70,210)	$(314,746)	$1,737,109	$2,376,062

The following table presents our total assets by segment (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	September 30, 2004	December 31, 2003
Europe:
UPC Broadband
The Netherlands	$1,884,074	$2,493,134
Austria	753,982	700,209
France (excluding Noos)	206,783	274,180
France (Noos)	919,032	–
Norway	244,682	280,528
Sweden	229,419	321,961
Belgium	93,068	88,725

Total Western Europe	4,331,040	4,158,737

Hungary	483,359	541,139
Poland	187,756	302,216
Czech Republic	178,258	201,103
Slovak Republic	56,274	67,027
Romania	35,152	42,503

Total Central and Eastern Europe	940,799	1,153,988

Corporate and other	321,211	374,876

Total UPC Broadband	5,593,050	5,687,601

chellomedia
Priority Telecom	196,765	241,909
Media	520,849	232,527

Total chellomedia	717,614	474,436

Total Europe	6,310,664	6,162,037

Latin America:
Broadband
Chile	672,283	602,762
Brazil, Peru and other	13,922	18,388

Total Latin America	686,205	621,150

Corporate and other	1,126,416	316,484

Total UGC	$8,123,285	$7,099,671

12. Restructuring Charges

The following table provides detail of our restructuring liabilities (in thousands):

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Other	Total
Restructuring liabilities as of December 31, 2003 (UGC Pre-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067

Restructuring liabilities as of January 1, 2004 (UGC Post-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067
Restructuring charges	9,618	892	–	239	10,749
Cash paid	(5,236)	(4,182)	(3,372)	(685)	(13,475)
Foreign currency translation adjustments	16	(218)	913	(75)	636

Restructuring liabilities as of September 30, 2004	$12,803	$13,313	$31,940	$1,921	$59,977

Short-term portion	$5,554	$4,707	$3,907	$217	$14,385
Long-term portion	7,249	8,606	28,033	1,704	45,592

Total	$12,803	$13,313	$31,940	$1,921	$59,977

In January 2004, our Chief Executive Officer resigned and received certain post-retirement benefits. In June 2004, our Netherlands operations completed a restructuring plan to change the management structure from a three-region model to a centralized management organization. The plan resulted in a number of redundancies, where employees will receive severance benefits. In September 2004 Priority Telecom restructured its operations to consolidate certain support functions into one location. In addition, chellomedia restructured one of its divisions to eliminate redundancies in the technology management group. These plans have resulted in certain liabilities for termination benefits during the third quarter of 2004.

13. Stock-Based Compensation

We account for our fixed and variable stock-based compensation plans and the fixed and variable stock-based compensation plans of our subsidiaries using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. As a result of the modification of certain terms of our stock options in connection with our February 2004 rights offering, we began accounting for our stock options as variable-plan options. We also record stock-based compensation expense as a result of applying variable-plan accounting to our stock appreciation rights ("SARs").

The following table presents the effect on net earnings (loss) and earnings (loss) per common share as if we applied the fair value method of accounting to our options. As the accounting for the SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to SARs (amounts in thousands, except per share amounts):

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income (loss), as reported	$(70,210)	$(314,746)	$1,737,109	$2,376,062
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,541	39,973	14,261	28,647
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	–	(40,851)	(17,262)	(62,011)

Pro forma net income (loss)	$(67,669)	$(315,624)	$1,734,108	$2,342,698

Basic net income (loss) per common share:
As reported	$(0.09)	$(0.41)	$3.80	$8.31

Pro forma	$(0.09)	$(0.41)	$3.79	$8.24

Diluted net income (loss) per common share:
As reported	$(0.09)	$(0.41)	$3.79	$8.31

Pro forma	$(0.09)	$(0.41)	$3.78	$8.24

14. Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) (as adjusted for certain equity transactions) by the weighted average number of common shares outstanding for the period (as adjusted for the February 2004 rights offering). Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been converted at the beginning of the periods presented. The following table provides detail of our basic and diluted earnings per share calculations (amounts in thousands, except share amounts):

	UGC Post-Founders Transaction				UGC Pre-Founders Transaction
	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004		Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Numerator (Basic):
Net Income (loss)	$(70,210)		$(314,746)		$1,737,109	$2,376,062
Gain on issuance of Class A common stock for subsidiary preference shares	–		–		–	1,423,102
Equity transactions of subsidiaries	–		–		6,555	6,555

Basic net income (loss) attributable to common stockholders	$(70,210)		$(314,746)		$1,743,664	$3,805,719

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	784,078,225		748,658,193		415,918,032	415,200,603
Adjustment for rights offering in February 2004	–		11,982,539		42,844,673	42,770,769

Basic weighted-average number of common shares outstanding	784,078,225		760,640,732		458,762,705	457,971,372

Numerator (Diluted):
Net Income (loss)	$(70,210)		$(314,746)		$1,737,109	$2,376,062
Gain on issuance of Class A common stock for subsidiary preference shares	–		–		–	1,423,102
Equity transactions of subsidiaries	–		–		6,555	6,555

Diluted net income (loss) attributable to common stockholders	$(70,210)		$(314,746)		$1,743,664	$3,805,719

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	784,078,225		760,640,732		458,762,705	457,971,372
Incremental shares attributable to the assumed conversion of convertible senior notes	–	(1)	–	(1)	–	–
Incremental shares attributable to the assumed exercise of outstanding options	–	(1)	–	(1)	1,557,085(1)	19,993(1)
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	–	(1)	–	(1)	–	–
Incremental shares attributable to the assumed exercise of contingently issuable shares	–	(1)	–	(1)	–	–

Diluted weighted-average number of common shares outstanding	784,078,225		760,640,732		460,319,790	457,991,365

(1)
Common shares that could potentially dilute Basic EPS in the future that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive:

UGC Convertible Notes	51,249,987	33,293,787	–	–

Stock options and SARS	8,905,816	9,464,061	2,557,366	14,327,009

Contingently issuable shares	–	189,509	–	–

15. Subsequent Events

Chilean Regulatory Approval

LMI has a 50% ownership interest in Metrópolis Intercom S.A. ("Metrópolis"), a broadband communications provider in Chile. LMI and CrístalChile Comunicaciones S.A. ("CrístalChile"), the other shareholder of Metrópolis, had previously entered into an agreement pursuant to which each had agreed to use commercially reasonable efforts to merge Metrópolis and VTR. On October 25, 2004, the Chilean anti-trust tribunal (the "Tribunal") approved a potential combination of VTR with Metrópolis, subject to certain conditions. The decision of the Tribunal has been appealed to Chile's Supreme Court by parties opposing the possible combination of VTR and Metrópolis (the "Appeal"). We are reviewing in detail the conditions imposed by the Tribunal and are monitoring the Appeal. The Metrópolis shareholders and we are engaged in discussions regarding terms for a potential combination of VTR and Metrópolis. The terms of any such combination are subject to review and approval by a committee consisting of our independent directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional information to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

  •
  Cautionary Factors Concerning Forward-Looking Statements.    This section provides a description of risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to be materially different from what is reported.
  •
  Overview.    This section provides a general description of our business and recent events.
  •
  Results of Operations.    This section provides an analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003.
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
  •
  Critical Accounting Policies, Judgments and Estimates.    This section describes those accounting policies that contain uncertainties and require significant judgment in their application.

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
  •
  our ability to manage rapid technological changes, and grow our digital video, telephone and Internet access services;
  •
  our ability to secure adequate capital to fund other system growth and development and planned acquisitions, including negotiations regarding new term loans under the UPC Distribution Bank Facility;
  •
  our ability to successfully close proposed transactions and restructurings;
  •
  conditions imposed by the Tribunal on the potential merger of VTR and Metrópolis;
  •
  uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002;
  •
  risks inherent in investment and operations in foreign countries;
  •
  changes in government regulation;
  •
  our ability to successfully negotiate rate increases with local authorities;
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

You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements and statements of expectations, plans and intent herein are subject to a greater degree of risk than similar statements regarding certain other industries. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution that this list of risk factors and other cautionary language contained herein may not be exhaustive.

Overview

On January 5, 2004, LMC acquired 8,198,016 shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash. Due to certain voting and standstill agreements entered into between LMC and our founding stockholders in January 2002, LMC was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and, accordingly, began to consolidate our financial position and results of operations. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of LMC's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Certain amounts in the consolidated statement of operations for the three and nine months ended September 30, 2004 are not comparable to the consolidated statement of operations for the three and nine months ended September 30, 2003 (primarily depreciation and amortization), because the three and nine months ended September 30, 2004 include the effects of these purchase accounting (push down) adjustments. On May 21, 2004, LMC contributed substantially all of its shares of our common stock to LMI, which at the time was a wholly-owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC's stockholders in a spin-off. As a result, LMI is now an independent publicly-traded company that owns approximately 53% of our common stock, which represents an approximate 90% voting interest in us. Pursuant to an Assignment and Assumption Agreement between LMC and LMI, dated May 21, 2004, LMC assigned to LMI all of LMC's rights and obligations with respect to the standstill agreement between us and LMC.

We are a leading international broadband communications provider of video, voice and Internet services with operations in 14 countries outside the United States. UGC Europe, our largest consolidated operation, is a leading pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. Our primary Latin American operation, VTR, is Chile's largest multi-channel television and high-speed Internet access provider, and Chile's second largest provider of residential telephone services. At the operational level, we have continued to focus on profitable customer growth. During the first nine months of 2004, we increased the number of revenue generating units, or "RGUs," by adding new subscribers and by selling new services to our existing subscribers. Our Internet services have been a key factor in this growth. In addition to RGU growth, we have increased the average revenue per RGU, or "ARPU," through rate increases and penetration of new higher-priced services. We plan to continue increasing revenue and Operating Cash Flow in 2004 through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We also plan to increase RGUs, revenue and operating cash flow through acquisitions, such as the Noos transaction in France, as well as selectively extending and upgrading our existing networks.

We are well capitalized as a result of two recent transactions – a fully subscribed rights offering to our stockholders generating net proceeds of $1.02 billion in February 2004 and a convertible debt offering of 1 3/4% convertible senior notes totaling €500,000,000 ($604,595,000) in April 2004. We used a portion of this cash to refinance the UPC Distribution Bank Facility in June 2004, and to acquire Noos on July 1, 2004. We plan to use the remaining proceeds of these offerings for other acquisitions, working capital and other corporate purposes.

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

Results of Operations

Revenue

The following tables provide an analysis of our revenue by business segment for the three and nine months ended September 30, 2004 compared to the same periods in the prior year (in thousands, except percentages). The first two columns present our consolidated revenue for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects, or "F/X." These columns demonstrate what the revenue change would have been had exchange rates remained the same in 2004 as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Belgium, chellomedia, UGCE corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC Corporate.

	Three Months Ended September 30,
			Increase (Decrease)		Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$178,996	$150,838	$28,158	18.7%	$14,028	9.3%
Austria	72,482	65,085	7,397	11.4%	1,692	2.6%
France (other than Noos)	31,905	29,744	2,161	7.3%	(357)	(1.2)%
France (Noos)	88,686	–	88,686	–	88,686	–
Norway	27,140	22,912	4,228	18.5%	2,520	11.0%
Sweden	21,141	18,710	2,431	13.0%	692	3.7%
Belgium	9,195	7,785	1,410	18.1%	685	8.8%

Total Western Europe	429,545	295,074	134,471	45.6%	107,946	36.6%

Hungary	53,194	40,358	12,836	31.8%	6,699	16.6%
Poland	28,464	21,391	7,073	33.1%	4,770	22.3%
Czech Republic	19,644	15,422	4,222	27.4%	2,375	15.4%
Slovak Republic	7,967	6,164	1,803	29.3%	869	14.1%
Romania	6,842	4,543	2,299	50.6%	2,431	53.5%

Total Central and Eastern Europe	116,111	87,878	28,233	32.1%	17,144	19.5%

Corporate and other	6,668	8,607	(1,939)	(22.5)%	(2,462)	(28.6)%

Total UPC Broadband	552,324	391,559	160,765	41.1%	122,628	31.3%

chellomedia
Priority Telecom	29,308	29,972	(664)	(2.2)%	(2,967)	(9.9)%
Media	32,218	25,508	6,710	26.3%	4,183	16.4%
Investments	187	60	127	211.7%	113	188.3%

Total chellomedia	61,713	55,540	6,173	11.1%	1,329	2.4%

Intercompany eliminations	(35,286)	(33,261)	(2,025)	(6.1)%	765	2.3%

Total Europe	578,751	413,838	164,913	39.8%	124,722	30.1%

Latin America:
Broadband
Chile (VTR)	75,096	58,608	16,488	28.1%	9,436	16.1%
Brazil, Peru and other	1,909	2,069	(160)	(7.7)%	(160)	(7.7)%

Total Latin America	77,005	60,677	16,328	26.9%	9,276	15.3%

Corporate and other	2,707	–	2,707	—	2,707	—

Total UGC	$658,463	$474,515	$183,948	38.8%	$136,705	28.8%

Less Noos	$(88,686)	–	$(88,686)	–

Total UGC, excluding Noos	$95,262	20.1%	$48,019	10.1%

	Nine Months Ended September 30,
			Increase (Decrease)		Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$519,948	$430,620	$89,328	20.7%	$41,340	9.6%
Austria	221,780	189,880	31,900	16.8%	11,393	6.0%
France (other than Noos)	94,164	84,435	9,729	11.5%	1,013	1.2%
France (Noos)	88,686	–	88,686	–	88,686	–
Norway	81,134	69,978	11,156	15.9%	8,397	12.0%
Sweden	64,315	54,867	9,448	17.2%	3,402	6.2%
Belgium	27,243	23,071	4,172	18.1%	1,661	7.2%

Total Western Europe	1,097,270	852,851	244,419	28.7%	155,892	18.3%

Hungary	155,666	121,300	34,366	28.3%	21,349	17.6%
Poland	76,687	63,200	13,487	21.3%	11,250	17.8%
Czech Republic	58,438	45,775	12,663	27.7%	8,331	18.2%
Slovak Republic	23,837	18,634	5,203	27.9%	2,217	11.9%
Romania	18,775	14,441	4,334	30.0%	4,462	30.9%

Total Central and Eastern Europe	333,403	263,350	70,053	26.6%	47,609	18.1%

Corporate and other	18,722	23,043	(4,321)	(18.8)%	(6,037)	(26.2)%

Total UPC Broadband	1,449,395	1,139,244	310,151	27.2%	197,464	17.3%

chellomedia
Priority Telecom	86,794	89,998	(3,204)	(3.6)%	(11,250)	(12.5)%
Media	91,140	72,251	18,889	26.1%	10,549	14.6%
Investments	640	331	309	93.4%	248	74.9%

Total chellomedia	178,574	162,580	15,994	9.8%	(453)	(0.3)%

Intercompany eliminations	(102,166)	(93,627)	(8,539)	(9.1)%	843	0.9%

Total Europe	1,525,803	1,208,197	317,606	26.3%	197,854	16.4%

Latin America:
Broadband
Chile (VTR)	216,537	161,667	54,870	33.9%	25,382	15.7%
Brazil, Peru and other	5,830	5,794	36	0.6%	36	0.6%

Total Latin America	222,367	167,461	54,906	32.8%	25,418	15.2%

Corporate and other	2,707	8	2,699	—	2,699	—

Total UGC	$1,750,877	$1,375,666	$375,211	27.3%	$225,971	16.4%

Less Noos	$(88,686)	–	$(88,686)	–

Total UGC, excluding Noos	$286,525	20.8%	$137,285	10.0%

Revenue increased $183,948,000, or 38.8%, for the three months ended September 30, 2004 compared to the same period in the prior year, and increased $375,211,000, or 27.3%, for the nine months ended September 30, 2004 compared to the same period in the prior year. Excluding the effects of exchange rate fluctuations and Noos, revenue increased $48,019,000, or 10.1%, for the three months ended September 30, 2004 compared to the same period in the prior year, and increased $137,285,000, or 10.0%, for the nine months ended September 30, 2004 compared to the same period in the prior year.

  •
  Revenue in the Netherlands increased 18.7% and 20.7% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 9.3% and 9.6%, respectively. ARPU increased 6.9% and 8.7% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, primarily due to rate increases in cable television services and the impact of broadband Internet services, offset by reduced tariffs for telephone services as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market. Growth in overall average RGUs of 2.2% and 0.8% for the three and nine months ended September 30, 2004, respectively, provided the remainder of the increase in revenue, resulting primarily from the continued successful sale of broadband Internet services, with a 20.5% increase in subscriber numbers from September 30, 2003 to September 30, 2004;
  •
  We previously announced that we would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. As previously reported, we have been enjoined from, or have voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, we have reached agreement with a majority of these municipalities, including the municipality of Amsterdam, allowing us to increase our cable tariffs to a standard rate of €15.20 through the course of the year. We are currently negotiating with the other municipalities and expect a satisfactory resolution;

  •
  Revenue in Austria increased 11.4% and 16.8% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 2.6% and 6.0%, respectively. ARPU decreased 1.0% for the three months ended September 30, 2004, compared to the same period in the prior year, primarily due to reduced outbound telephone traffic as more customers migrate from dial-up Internet access to broadband Internet access and migrate from fixed-line telephone usage to cellular phone usage, as well as a movement of some broadband Internet subscribers to lower tier services. ARPU increased 2.1% for the nine months ended September 30, 2004, compared to the same period in the prior year, primarily due to the penetration of Internet services, as Internet subscribers increased 16.3% from September 30, 2003 to September 30, 2004. This Internet subscriber growth was the major contributor to an overall average RGU increase of 3.6% and 3.8% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year;
  •
  Revenue in France, excluding Noos, increased 7.3% and 11.5% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, revenue decreased 1.2% for the three months ended September 30, 2004, compared to the same period in the prior year, and increased 1.2% for the nine months ended September 30, 2004, compared to the same period in the prior year. ARPU decreased 11.5% and 6.3% for the three and nine months ended September 30, 2004, respectively, compared to the same period in the prior year, primarily due to the effect of an eight-fold increase in digital television subscribers from September 30, 2003 to September 30, 2004 (where the incremental revenue increase for a digital customer does not offset the impact of an additional RGU in the ARPU calculation), lower tariffs from telephone services, as lower outbound interconnect rates were passed through to the customer to maintain the service at a competitive level in the market, as well as reduced outbound telephone traffic as more customers migrate from dial-up Internet access to broadband Internet access and migrate from fixed-line telephone usage to cellular phone usage. These ARPU decreases were offset by an increase in average RGUs of 11.7% and 8.0% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, primarily driven by digital television and broadband Internet services growth;
  •
  Revenue in Norway increased 18.5% and 15.9% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 11.0% and 12.0%, respectively. These increases were primarily due to ARPU increasing 7.8% and 8.7% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, primarily due to cable television rate increases implemented in the first quarter of 2004, as well as growth in average RGUs of 3.0% for both the three and nine months ended September 30, 2004 compared to the same periods in the prior year;
  •
  Revenue in Sweden increased 13.0% and 17.2% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 3.7% and 6.2%, respectively. These increases were primarily due to an increase in average RGUs of 7.8% and 8.3% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, reflecting the continued successful sale of digital television and broadband Internet services, offset by a decrease in ARPU of 3.9% and 1.9% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, as a result of the movement of broadband Internet subscribers to lower tier services and the effect of an 85.5% increase in digital television subscribers from September 30, 2003 to September 30, 2004 (where the incremental revenue increase for a digital customer does not offset the impact of an additional RGU in the ARPU calculation);
  •
  Revenue in Hungary increased 31.8% and 28.3% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 16.6% and 17.6%, respectively. These increases were primarily due to ARPU increasing 7.9% and 9.3% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, and growth in average RGUs of 8.1% and 7.5% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. These increases in ARPU and RGUs resulted primarily from the continued successful sale of broadband Internet services, as well as continued strong demand for analog and DTH television services;
  •
  Revenue in Poland increased 33.1% and 21.3% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 22.3% and 17.8%, respectively. These increases were primarily due to ARPU increasing 20.3% and 15.8% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, and to a lesser extent, growth in average RGUs of 1.6% and 1.7% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. The increases in ARPU from period to period resulted primarily from growth in broadband Internet services, as broadband Internet subscribers increased 76.3% from September 30, 2003 to September 30, 2004, in addition to price increases on analog video and broadband Internet services;

  •
  Revenue in Czech Republic increased 27.4% and 27.7% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 15.4% and 18.2%, respectively. These increases were primarily due to ARPU increasing 10.9% and 10.4% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, reflecting the continued successful sale of broadband Internet services and movement to higher priced tiers of analog and DTH television services, as well as growth in average RGUs of 4.1% and 7.0% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, reflecting the continued successful penetration of DTH television services and broadband Internet services;
  •
  Revenue for UGCE Corporate and other decreased 22.5% and 18.8% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such decreases were 28.6% and 26.2%, respectively, primarily as a result of lower network rental fees to Priority Telecom to maintain the service at a competitive level in the market;
  •
  Revenue for Priority Telecom decreased 2.2% and 3.6% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such decreases were 9.9% and 12.5%, respectively, primarily as a result of declining prices in a continuing weak wholesale market;
  •
  Revenue for Media increased 26.3% and 26.1% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 16.4% and 14.6%, respectively, primarily as a result of chello broadband's agreement with UPC Broadband whereby chello broadband receives a percentage of UPC Broadband's revenue in exchange for providing Internet access, on-line content, product development, customer support, local language portals and marketing support;
  •
  Revenue in Chile increased 28.1% and 33.9% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 16.1% and 15.7%, respectively. These increases were primarily due to growth in RGU's of 14.0% and 15.0% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, due to the continued successful sale of VTR's analog cable television services, broadband Internet services and telephone services through improved direct sales, reduced churn and mass marketing initiatives. ARPU remained relatively flat from period to period due to significant competition in VTR's markets.

Operating Expenses

Operating expenses include programming, broadcasting, content, network operations, customer operations, customer care, and other direct costs. Programming costs are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. The following tables provide an analysis of our operating expenses by business segment for the three and nine months ended September 30, 2004 compared to the same periods in the prior year (in thousands, except percentages). The first two columns present our consolidated operating expenses for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the change in operating expenses would have been had exchange rates remained the same in 2004 as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Belgium, chellomedia, UGCE corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC Corporate.

	Three Months Ended September 30,
			(Increase) Decrease		(Increase) Decrease Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$(60,241)	$(48,100)	$(12,141)	(25.2)%	$(7,407)	(15.4)%
Austria	(30,353)	(28,844)	(1,509)	(5.2)%	894	3.1%
France (other than Noos)	(18,717)	(16,368)	(2,349)	(14.4)%	(868)	(5.3)%
France (Noos)	(50,854)	—	(50,854)	—	(50,854)	—
Norway	(13,331)	(11,228)	(2,103)	(18.7)%	(1,258)	(11.2)%
Sweden	(8,708)	(7,636)	(1,072)	(14.0)%	(351)	(4.6)%
Belgium	(3,396)	(3,549)	153	4.3%	419	11.8%

Total Western Europe	(185,600)	(115,725)	(69,875)	(60.4)%	(59,425)	(51.4)%

Hungary	(23,734)	(20,029)	(3,705)	(18.5)%	(961)	(4.8)%
Poland	(13,706)	(11,453)	(2,253)	(19.7)%	(2,199)	(19.2)%
Czech Republic	(7,656)	(6,069)	(1,587)	(26.1)%	(868)	(14.3)%
Slovak Republic	(3,054)	(3,072)	18	0.6%	375	12.2%
Romania	(2,571)	(1,272)	(1,299)	(102.1)%	(1,348)	(106.0)%

Total Central and Eastern Europe	(50,721)	(41,895)	(8,826)	(21.1)%	(5,001)	(11.9)%

Corporate and other	(4,475)	(11,707)	7,232	61.8%	7,586	64.8%

Total UPC Broadband	(240,796)	(169,327)	(71,469)	(42.2)%	(56,840)	(33.6)%

chellomedia
Priority Telecom	(19,188)	(18,574)	(614)	(3.3)%	892	4.8%
Media	(10,138)	(7,348)	(2,790)	(38.0)%	(1,991)	(27.1)%

Total chellomedia	(29,326)	(25,922)	(3,404)	(13.1)%	(1,099)	(4.2)%

Intercompany eliminations	32,752	30,697	2,055	6.7%	(522)	(1.7)%

Total Europe	(237,370)	(164,552)	(72,818)	(44.3)%	(58,461)	(35.5)%

Latin America:
Broadband
Chile (VTR)	(24,107)	(20,342)	(3,765)	(18.5)%	(1,505)	(7.4)%
Brazil, Peru and other	(1,260)	(1,512)	252	16.7%	252	16.7%

Total Latin America	(25,367)	(21,854)	(3,513)	(16.1)%	(1,253)	(5.7)%

Total UGC	$(262,737)	$(186,406)	$(76,331)	(40.9)%	$(59,714)	(32.0)%

Less Noos	$50,854	—	$50,854	—

Total UGC, excluding Noos	$(25,477)	(13.7)%	$(8,860)	(4.8)%

	Nine Months Ended September 30,
			(Increase) Decrease		(Increase) Decrease Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$(175,810)	$(170,123)	$(5,687)	(3.3)%	$10,548	6.2%
Austria	(98,226)	(85,758)	(12,468)	(14.5)%	(3,345)	(3.9)%
France (other than Noos)	(55,224)	(51,224)	(4,000)	(7.8)%	1,127	2.2%
France (Noos)	(50,854)	—	(50,854)	—	(50,854)	—
Norway	(41,014)	(37,353)	(3,661)	(9.8)%	(2,241)	(6.0)%
Sweden	(27,166)	(22,889)	(4,277)	(18.7)%	(1,717)	(7.5)%
Belgium	(10,638)	(10,225)	(413)	(4.0)%	573	5.6%

Total Western Europe	(458,932)	(377,572)	(81,360)	(21.5)%	(45,909)	(12.2)%

Hungary	(69,948)	(57,832)	(12,116)	(21.0)%	(6,246)	(10.8)%
Poland	(36,379)	(31,143)	(5,236)	(16.8)%	(5,201)	(16.7)%
Czech Republic	(24,176)	(19,702)	(4,474)	(22.7)%	(2,660)	(13.5)%
Slovak Republic	(9,328)	(7,845)	(1,483)	(18.9)%	(322)	(4.1)%
Romania	(6,182)	(5,005)	(1,177)	(23.5)%	(1,221)	(24.4)%

Total Central and Eastern Europe	(146,013)	(121,527)	(24,486)	(20.1)%	(15,650)	(12.9)%

Corporate and other	(18,435)	(20,181)	1,746	8.7%	3,552	17.6%

Total UPC Broadband	(623,380)	(519,280)	(104,100)	(20.0)%	(58,007)	(11.2)%

chellomedia
Priority Telecom	(53,549)	(55,080)	1,531	2.8%	6,499	11.8%
Media	(26,555)	(23,113)	(3,442)	(14.9)%	(971)	(4.2)%

Total chellomedia	(80,104)	(78,193)	(1,911)	(2.4)%	5,528	7.1%

Intercompany eliminations	94,293	86,301	7,992	9.3%	(777)	(0.9)%

Total Europe	(609,191)	(511,172)	(98,019)	(19.2)%	(53,256)	(10.4)%

Latin America:
Broadband
Chile (VTR)	(69,142)	(58,872)	(10,270)	(17.4)%	(765)	(1.3)%
Brazil, Peru and other	(4,185)	(4,350)	165	3.8%	165	3.8%

Total Latin America	(73,327)	(63,222)	(10,105)	(16.0)%	(600)	(0.9)%

Total UGC	$(682,518)	$(574,394)	$(108,124)	(18.8)%	$(53,856)	(9.4)%

Less Noos	$50,854	—	$50,854	—

Total UGC, excluding Noos	$(57,270)	(10.0)%	$(3,002)	(0.5)%

Operating expenses increased $76,331,000, or 40.9%, for the three months ended September 30, 2004 and increased $108,124,000 million, or 18.8%, for the nine months ended September 30, 2004 compared to the same periods in the prior year. Excluding the effects of exchange rate fluctuations and the Noos acquisition, operating expenses increased $8,860,000, or 4.8%, for the three months ended September 30, 2004 compared to the same period in the prior year, and increased $3,002,000, or 0.5%, for the nine months ended September 30, 2004 compared to the same period in the prior year.

Operating expense for UGC Europe increased 44.3% and 19.2% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations and the Noos acquisition, operating expenses increased 4.6% and 0.5%, respectively, primarily due to (i) increases in direct programming costs related to subscriber growth and in certain markets, an increase in channels on the analog and digital platforms, (ii) increased customer operation expense as a result of higher numbers of new and reconnecting subscribers, (iii) increased network operations costs for broadband Internet access services as a result of subscriber growth, (iv) normal annual wage and cost increases, (v) increases in customer care expense, reflecting increased call volumes due to RGU growth and new systems in certain locations, (vi) an increase in the amounts effectively paid to suppliers in Poland due to the elimination of value added tax during 2004 (which tax was recoverable prior to its elimination) without corresponding decreases to the prices paid to suppliers and (vii) an increase during the three-month period due to a one-time credit that was included in The Netherlands' operating expenses during the third quarter of 2003. These increases were partially offset by decreases in operating expenses resulting from (i) improved cost controls across all aspects of the business, including more effective procurement of support services, lower billing and collections charges and the increasing operational leverage of the business and (ii) cost savings in The Netherlands through a restructuring plan implemented in the second quarter of 2004 whereby the management structure was changed from a three-region model to a centralized management organization.

Operating expenses for VTR increased 18.5% and 17.4% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of positive foreign exchange fluctuations, such increases were 7.4% and 1.3%, respectively, primarily due to an increase in programming costs driven by RGU growth, an increase in access charges and international bandwidth costs and an increase in the cost of technical services.

Selling, General and Administrative Expenses

SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses. The following tables provide an analysis of our SG&A expenses by business segment for the three and nine months ended September 30, 2004 compared to the same periods in the prior year (in thousands, except percentages). The first two columns present our consolidated SG&A expenses for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the change in SG&A expenses would have been had exchange rates remained the same in 2004 as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Belgium, chellomedia, UGCE corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC Corporate.

	Three Months Ended September 30,
			(Increase) Decrease		(Increase) Decrease Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$(25,159)	$(24,130)	$(1,029)	(4.3)%	$925	3.8%
Austria	(13,908)	(10,411)	(3,497)	(33.6)%	(2,354)	(22.6)%
France (other than Noos)	(8,243)	(7,725)	(518)	(6.7)%	95	1.2%
France (Noos)	(20,055)	–	(20,055)	–	(20,055)	–
Norway	(4,129)	(4,282)	153	3.6%	403	9.4%
Sweden	(3,671)	(2,825)	(846)	(29.9)%	(539)	(19.1)%
Belgium	(1,403)	(1,425)	22	1.5%	150	10.5%

Total Western Europe	(76,568)	(50,798)	(25,770)	(50.7)%	(21,375)	(42.1)%

Hungary	(8,650)	(5,755)	(2,895)	(50.3)%	(1,832)	(31.8)%
Poland	(4,771)	(4,293)	(478)	(11.1)%	963	22.4%
Czech Republic	(2,019)	(2,443)	424	17.4%	621	25.4%
Slovak Republic	(1,406)	(917)	(489)	(53.3)%	(296)	(32.3)%
Romania	(1,220)	(1,279)	59	4.6%	38	3.0%

Total Central and Eastern Europe	(18,066)	(14,687)	(3,379)	(23.0)%	(506)	(3.4)%

Corporate and other	(17,143)	(13,656)	(3,487)	(25.5)%	(2,359)	(17.3)%

Total UPC Broadband	(111,777)	(79,141)	(32,636)	(41.2)%	(24,240)	(30.6)%

chellomedia
Priority Telecom	(6,109)	(7,618)	1,509	19.8%	1,992	26.1%
Media	(11,951)	(9,896)	(2,055)	(20.8)%	(1,159)	(11.7)%
Investments	(339)	(38)	(301)	(792.1)%	(103)	(271.1)%

Total chellomedia	(18,399)	(17,552)	(847)	(4.8)%	730	4.2%

Intercompany eliminations	2,534	2,564	(30)	(1.2)%	(243)	(9.5)%

Total Europe	(127,642)	(94,129)	(33,513)	(35.6)%	(23,753)	(25.2)%

Latin America:
Broadband
Chile (VTR)	(25,064)	(19,337)	(5,727)	(29.6)%	(3,331)	(17.2)%
Brazil, Peru and other	(608)	(513)	(95)	(18.5)%	(95)	(18.5)%

Total Latin America	(25,672)	(19,850)	(5,822)	(29.3)%	(3,426)	(17.3)%

Corporate and other	(709)	(2,764)	2,055	74.3%	2,055	74.3%

Total UGC	$(154,023)	$(116,743)	$(37,280)	(31.9)%	$(25,124)	(21.5)%

Less Noos	$20,055	–	$20,055	–

Total UGC, excluding Noos	$(17,225)	(14.8)%	$(5,069)	(4.3)%

	Nine Months Ended September 30,
			(Increase) Decrease		(Increase) Decrease Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$(77,041)	$(71,969)	$(5,072)	(7.0)%	$2,408	3.3%
Austria	(37,065)	(30,834)	(6,231)	(20.2)%	(2,698)	(8.8)%
France (other than Noos)	(28,432)	(24,502)	(3,930)	(16.0)%	(1,295)	(5.3)%
France (Noos)	(20,055)	–	(20,055)	–	(20,055)	–
Norway	(12,782)	(13,280)	498	3.8%	944	7.1%
Sweden	(11,220)	(8,887)	(2,333)	(26.3)%	(1,246)	(14.0)%
Belgium	(4,130)	(4,250)	120	2.8%	508	12.0%

Total Western Europe	(190,725)	(153,722)	(37,003)	(24.1)%	(21,434)	(13.9)%

Hungary	(22,529)	(17,067)	(5,462)	(32.0)%	(3,503)	(20.5)%
Poland	(12,910)	(13,025)	115	0.9%	1,507	11.6%
Czech Republic	(7,937)	(7,600)	(337)	(4.4)%	259	3.4%
Slovak Republic	(3,880)	(2,582)	(1,298)	(50.3)%	(779)	(30.2)%
Romania	(3,389)	(3,994)	605	15.1%	601	15.0%

Total Central and Eastern Europe	(50,645)	(44,268)	(6,377)	(14.4)%	(1,915)	(4.3)%

Corporate and other	(50,035)	(42,469)	(7,566)	(17.8)%	(3,139)	(7.4)%

Total UPC Broadband	(291,405)	(240,459)	(50,946)	(21.2)%	(26,488)	(11.0)%

chellomedia
Priority Telecom	(21,940)	(24,790)	2,850	11.5%	4,903	19.8%
Media	(40,173)	(31,987)	(8,186)	(25.6)%	(4,536)	(14.2)%
Investments	(873)	(1,069)	196	18.3%	278	26.0%

Total chellomedia	(62,986)	(57,846)	(5,140)	(8.9)%	645	1.1%

Intercompany eliminations	7,873	7,326	547	7.5%	(66)	(0.9)%

Total Europe	(346,518)	(290,979)	(55,539)	(19.1)%	(25,909)	(8.9)%

Latin America:
Broadband
Chile (VTR)	(72,453)	(54,911)	(17,542)	(31.9)%	(7,618)	(13.9)%
Brazil, Peru and other	(1,409)	(1,488)	79	5.3%	79	5.3%

Total Latin America	(73,862)	(56,399)	(17,463)	(31.0)%	(7,539)	(13.4)%

Corporate and other	(7,464)	(11,026)	3,562	32.3%	3,562	32.3%

Total UGC	$(427,844)	$(358,404)	$(69,440)	(19.4)%	$(29,886)	(8.3)%

Less Noos	$20,055	–	$20,055	–

Total UGC, excluding Noos	$(49,385)	(13.8)%	$(9,831)	(2.7)%

Selling, general and administrative expenses increased $37,280,000, or 31.9%, for the three months ended September 30, 2004 and increased $69,440,000, or 19.4%, for the nine months ended September 30, 2004 compared to the same periods in the prior year. Excluding the effects of exchange rate fluctuations and the Noos acquisition, SG&A expenses increased $5,069,000, or 4.3%, for the three months ended September 30, 2004 compared to the same period in the prior year and increased $9,831,000, or 2.7%, for the nine months ended September 30, 2004 compared to the same period in the prior year.

SG&A expenses for UGC Europe increased 35.6% and 19.1% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations and the Noos acquisition, SG&A expenses increased 3.9% and 2.0%, respectively, primarily due to (i) increased marketing expenditures to support subscriber growth and new digital programming services, (ii) normal annual wage and cost increases, (iii) increased consulting and other information technology support costs associated with the implementation of new customer care systems in several countries and our subscriber management system in Austria and (iv) higher legal, accounting and other professional advisory fees due, in part, to requirements of the Sarbanes-Oxley Act of 2002. These increases were largely offset by improved cost controls across all aspects of the business and cost savings resulting from The Netherlands' restructuring that was implemented during the second quarter of 2004.

SG&A expenses for Chile increased 29.6% and 31.9% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effects of foreign exchange fluctuations, such increases were 17.2% and 13.9%, respectively, primarily due to annual wage increases and cost inflation, an increase in commissions and marketing expense as a result of increased competition, and higher legal, accounting and other professional advisory fees due in part to requirements of the Sarbanes-Oxley Act of 2002.

Operating Cash Flow

Prior to the Founders Transaction, we referred to Operating Cash Flow as Adjusted EBITDA. Please refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Operating Cash Flow and a reconciliation of total segment Operating Cash Flow to consolidated net income (loss).

The following tables provide an analysis of our Operating Cash Flow by business segment for the three and nine months ended September 30, 2004 compared to the same periods in the prior year (in thousands, except percentages). The first two columns present our consolidated Operating Cash Flow for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the Operating Cash Flow change would have been had exchange rates remained the same in 2004 as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Belgium, chellomedia, UGCE corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC Corporate.

	Three Months Ended September 30,
			Increase (Decrease)		Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$93,596	$78,608	$14,988	19.1%	$7,546	9.6%
Austria	28,221	25,830	2,391	9.3%	232	0.9%
France (other than Noos)	4,945	5,651	(706)	(12.5)%	(1,130)	(20.0)%
France (Noos)	17,777	–	17,777	–	17,777	–
Norway	9,680	7,402	2,278	30.8%	1,665	22.5%
Sweden	8,762	8,249	513	6.2%	(198)	(2.4)%
Belgium	4,396	2,811	1,585	56.4%	1,254	44.6%

Total Western Europe	167,377	128,551	38,826	30.2%	27,146	21.1%

Hungary	20,810	14,574	6,236	42.8%	3,906	26.8%
Poland	9,987	5,645	4,342	76.9%	3,534	62.6%
Czech Republic	9,969	6,910	3,059	44.3%	2,128	30.8%
Slovak Republic	3,507	2,175	1,332	61.2%	948	43.6%
Romania	3,051	1,992	1,059	53.2%	1,121	56.3%

Total Central and Eastern Europe	47,324	31,296	16,028	51.2%	11,637	37.2%

Corporate and other	(14,950)	(16,756)	1,806	10.8%	2,765	16.5%

Total UPC Broadband	199,751	143,091	56,660	39.6%	41,548	29.0%

chellomedia
Priority Telecom	4,011	3,780	231	6.1%	(83)	(2.2)%
Media	10,129	8,264	1,865	22.6%	1,033	12.5%
Investments	(152)	22	(174)	(790.9)%	10	45.5%

Total chellomedia	13,988	12,066	1,922	15.9%	960	8.0%

Total Europe	213,739	155,157	58,582	37.8%	42,508	27.4%

Latin America:
Broadband
Chile (VTR)	25,925	18,929	6,996	37.0%	4,600	24.3%
Brazil, Peru and other	41	44	(3)	(6.8)%	(3)	(6.8)%

Total Latin America	25,966	18,973	6,993	36.9%	4,597	24.2%

Corporate and other	1,998	(2,764)	4,762	172.3%	4,762	172.3%

Total UGC	$241,703	$171,366	$70,337	41.0%	$51,867	30.3%

Less Noos			$(17,777)	–	$(17,777)	–

Total UGC, excluding Noos			$52,560	30.7%	$34,090	19.9%

	Nine Months Ended September 30,
			Increase (Decrease)		Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%	$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$267,097	$188,528	$78,569	41.7%	$54,296	28.8%
Austria	86,489	73,288	13,201	18.0%	5,350	7.3%
France (other than Noos)	10,508	8,709	1,799	20.7%	845	9.7%
France (Noos)	17,777	–	17,777	–	17,777	–
Norway	27,338	19,345	7,993	41.3%	7,100	36.7%
Sweden	25,929	23,091	2,838	12.3%	439	1.9%
Belgium	12,475	8,596	3,879	45.1%	2,742	31.9%

Total Western Europe	447,613	321,557	126,056	39.2%	88,549	27.5%

Hungary	63,189	46,401	16,788	36.2%	11,600	25.0%
Poland	27,398	19,032	8,366	44.0%	7,556	39.7%
Czech Republic	26,325	18,473	7,852	42.5%	5,930	32.1%
Slovak Republic	10,629	8,207	2,422	29.5%	1,116	13.6%
Romania	9,204	5,442	3,762	69.1%	3,842	70.6%

Total Central and Eastern Europe	136,745	97,555	39,190	40.2%	30,044	30.8%

Corporate and other	(49,748)	(39,607)	(10,141)	(25.6)%	(5,624)	(14.2)%

Total UPC Broadband	534,610	379,505	155,105	40.9%	112,969	29.8%

chellomedia
Priority Telecom	11,305	10,128	1,177	11.6%	152	1.5%
Media	24,412	17,151	7,261	42.3%	5,042	29.4%
Investments	(233)	(738)	505	68.4%	526	71.3%

Total chellomedia	35,484	26,541	8,943	33.7%	5,720	21.6%

Total Europe	570,094	406,046	164,048	40.4%	118,689	29.2%

Latin America:
Broadband
Chile (VTR)	74,942	47,884	27,058	56.5%	16,999	35.5%
Brazil, Peru and other	236	(44)	280	100.0%	280	100.0%

Total Latin America	75,178	47,840	27,338	57.1%	17,279	36.1%

Corporate and other	(4,757)	(11,018)	6,261	56.8%	6,261	56.8%

Total UGC	$640,515	$442,868	$197,647	44.6%	$142,229	32.1%

Less Noos			$(17,777)	–	$(17,777)	–

Total UGC, excluding Noos			$179,870	40.6%	$124,452	28.1%

Please refer to our discussion of revenue, operating expense and selling, general and administrative expense for further analysis.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Depreciation	$(218,737)	$(191,066)	$(619,641)	$(595,399)
Amortization	(16,449)	(936)	(47,657)	(2,808)

Total	$(235,186)	$(192,002)	$(667,298)	$(598,207)

Depreciation and amortization expense increased $43,184,000 and $69,091,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. Excluding the effect of foreign currency exchange fluctuations and Noos, depreciation and amortization expense decreased $46,000 and $19,231,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, primarily due to impairments to property and equipment in France in the fourth quarter of 2003. Amortization increased $15,513,000 and $44,849,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, primarily due to the amortization of customer relationships as a result of the UGC Europe exchange offer in December 2003 and the Founders Transaction in January 2004. These transactions required purchase accounting through which we allocated excess purchase costs to customer relationships.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Cash Pay:
UPC Distribution Bank Facility	$(49,588)	$(64,172)	$(167,727)	$(199,432)
UGC Convertible Notes	(2,675)	–	(5,135)	–
VTR Bank Facility	(1,582)	(2,073)	(5,207)	(7,286)
UPC Polska 2007 Notes	–	–	(3,392)	–
Old UGC Senior Notes	–	(691)	(86)	(1,655)
Other	(1,976)	(2,826)	(9,601)	(7,833)

	(55,821)	(69,762)	(191,148)	(216,206)

Non Cash:
UPC Polska senior discount notes accretion	–	(1,323)	–	(29,151)
Old UGC Senior Notes accretion	–	–	–	(313)
Amortization of deferred financing costs	(3,175)	(2,860)	(13,561)	(18,143)

	(3,175)	(4,183)	(13,561)	(47,607)

Total	$(58,996)	$(73,945)	$(204,709)	$(263,813)

Interest expense decreased for the three and nine months ended September 30, 2004 compared to the same periods in the prior year. Excluding the effect of foreign currency exchange fluctuations, interest expense decreased $18,988,000 and $74,309,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, due to lower interest cost on the UPC Distribution Bank Facility as a result of several recent refinancing transactions, as well as the cessation of accretion of interest on the UPC Polska Notes in July 2003 as a result of UPC Polska's bankruptcy filing.

Foreign Currency Exchange Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
U.S. dollar denominated debt issued by UGC Europe and subsidiaries	$(7,525)	$(260,785)	$(7,525)	$146,118
Intercompany notes denominated in a currency other than the entities' functional currency	27,628	1,055	24,808	4,465
U.S. dollar denominated debt issued and cash held by VTR	2,401	7,089	(2,493)	9,872
Euro denominated debt issued by UGC (Parent)	(11,982)	(16,320)	(17,218)	10,317
Euro denominated cash held by UGC (Parent)	6,845	–	(4,580)	–
Other	4,404	(637)	(53)	5,118

Total	$21,771	$(269,598)	$(7,061)	$175,890

UGC Europe had approximately $4.6 billion in U.S. dollar-denominated debt in 2003, which was extinguished in September 2003 upon completion of UPC's reorganization. The euro strengthened from .9545 as of December 31, 2002 to .8741 as of June 30, 2003, then weakened to .9217 by the completion of UPC's reorganization in early September 2003.

Losses (Gains) on Sale of Investments in Affiliates and Other Assets and Share in Results of Affiliates

On March 29, 2002, our indirect 50.0% owned affiliate, United Australia/Pacific, Inc. ("UAP") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003. Upon consummation of the UAP Plan, we recognized $284,702,000 for our proportionate share of UAP's gain from this transaction, reflected in share in results of affiliates in the accompanying unaudited condensed consolidated statement of operations. In addition, we recognized a gain of $284,702,000 associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

Gain on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
UPC reorganization	$–	$2,109,596	$–	$2,109,596
Other UPC debt	–	–	35,787	74,401

Total	$–	$2,109,596	$35,787	$2,183,997

On September 3, 2003, UGC Europe acquired more than 99.9% of the stock of, and became the successor issuer to, UPC as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law. Upon consummation of the reorganization plan, we became the holder of approximately 66.75% of UGC Europe's common stock in exchange for the equity and indebtedness of UPC that we owned before the reorganization. For consolidated financial reporting purposes for the three and nine months ended September 30, 2003, we recognized a gain of $2.1 billion from the extinguishment of UPC's debt outstanding at that time equal to the excess of the then accreted value of such debt ($3.076 billion) over the fair value of UGC Europe common stock issued ($966,362,000).

On February 18, 2004, in connection with the consummation of UPC Polska's plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of the UPC Polska Notes and other claimholders received a total of $87,400,000 in cash, $101,701,000 in new 9% UPC Polska notes due 2007 and 2,011,813 shares of our Class A common stock in exchange for the cancellation of their claims. We recognized a gain of $31,916,000 from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given.

Liquidity and Capital Resources

We had cash and cash equivalents of $981,638,000 as of September 30, 2004, an increase of $671,277,000 from $310,361,000 as of December 31, 2003. We had cash and cash equivalents of $312,777,000 as of September 30, 2003, a decrease of $97,408,000 from $410,185,000 as of December 31, 2002. The following summarizes these cash movements (in thousands):

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
Net cash flows from operating activities	$473,347	$273,441	$199,906	73.1%
Net cash flows from investing activities	(1,031,640)	(209,329)	(822,311)	392.8%
Net cash flows from financing activities	1,240,716	(177,035)	1,417,751	800.8%
Effects of exchange rates on cash	(11,146)	15,515	(26,661)	171.8%

Increase (Decrease) in cash and cash equivalents	671,277	(97,408)	768,685	789.1%
Cash and cash equivalents, beginning of period	310,361	410,185	(99,824)	24.3%

Cash and cash equivalents, end of period	$981,638	$312,777	668,861	213.8%

As of September 30, 2004 we had $1.1 billion in consolidated cash and cash equivalents and short-term liquid investments. In addition to our cash on hand, we had capacity under Facility A of the UPC Distribution Bank Facility of €511,750,000 ($636,426,000) and marketable equity securities (SBS and Austar United) with a total market value of $481,182,000 as of September 30, 2004. Our cash position is much stronger than the first nine months of 2003, as we have successfully raised capital in the public and private debt and equity markets this year. In February 2004 we completed a fully subscribed rights offering to our stockholders, resulting in net proceeds of $1.02 billion. In April 2004 we completed the offering and sale of €500,000,000 ($604,595,000) 1 3/4% Convertible Senior Notes due April 15, 2024. During the nine months ended September 30, 2004 we borrowed $207,360,000 using availability under the UPC Distribution Bank Facility, $188,587,000 of which was used to fund a part of the Noos acquisition. We believe that we will be able to meet our current and long-term liquidity, acquisition and capital needs through our existing cash, operating cash flow and available borrowings under our existing credit facilities. To the extent we plan to grow our business through additional acquisitions, we will need additional sources of cash, most likely to come from the capital markets in the form of debt, equity or a combination of both. Our Board of Directors has authorized a $100 million common stock repurchase program. As of September 30, 2004, we had repurchased 787,391 shares of our Class A common stock for total cash consideration of $5,349,000. We may use our cash to make further purchases from time to time in the open market or in private transactions, subject to market conditions.

Cash flows from operating activities increased $199,906,000, or 73.1%, for the nine months ended September 30, 2003 compared to the same period in the prior year. Excluding the effects of positive exchange rate fluctuations and Noos, cash flows from operating activities increased $124,637,000, or 45.6%, for the nine months ended September 30, 2004 compared to the same period in the prior year, primarily due to increased revenue from rate increases, cash flow margin improvement from increasing operational leverage, and lower cash interest expense as a result of recent refinancing transactions related to the UPC Distribution Bank Facility. Capital expenditures increased from $227,698,000 for the nine months ended September 30, 2003 to $292,557,000 for the nine months ended September 30, 2004, primarily due to customer premises equipment related to subscriber acquisitions, as we added 77.1% more RGUs in the first nine months of 2004, excluding Noos, compared to the first nine months of 2003. We continue to focus on increasing penetration of services in our existing upgraded footprint and efficient deployment of capital, aimed at services that result in positive net cash flows. Customer premise equipment costs are expected to decrease during the remainder of 2004 through negotiations and as market rates for such equipment continue to fall. In addition, we have implemented tighter field controls leading to higher rates of equipment retrieval. We expect our existing network to largely cope with anticipated increases in traffic, although some costs may be incurred to support expansion of services. We plan to limit new-build expenditures primarily to those areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced. Future capital expenditures will also depend on some factors beyond our control, including competition, changes in technology and the timing and rate of deployment of new services such as our digital distribution platform. In July 2004 we completed the acquisition of Noos for preliminary net cash consideration of $625,970,000. Other uses of cash during the nine months ended September 30, 2004 included $359,163,000 for the repayment of a portion of the UPC Distribution Bank Facility, $181,701,000 for the repayment of UPC Polska's old and new senior notes, $39,027,000 for repayment of a portion of the VTR Bank Facility, and repayments of other facilities totaling $17,590,000.

The following table presents our calculation of "Free Cash Flow" (in thousands). Free Cash Flow is not a GAAP measure of liquidity. We define Free Cash Flow as net cash flows from operating activities less capital expenditures. We believe our presentation of Free Cash Flow provides useful information to our investors because it can be used to gauge our ability to service debt and fund new investment opportunities. Investors should view Free Cash Flow as a supplement to, and not a substitute for, GAAP cash flows from operating, investing and financing activities as a measure of liquidity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net cash flows from operating activities	$175,064	$98,701	$473,347	$273,441
Capital expenditures	(116,696)	(94,755)	(292,557)	(227,698)

Free Cash Flow	$58,368	$3,946	$180,790	$45,743

Commitments

We have summarized in the table below our contractual obligations as of September 30, 2004 by the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Expected payment for the year ended September 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Variable rate UPC Distribution Bank Facility	$4,656	$158,606	$802,622	$923,455	$1,606,067	$–	$3,495,406
Fixed rate UGC Convertible Notes	–	–	–	–	–	621,813	621,813
Variable rate VTR Bank Facility	36,899	47,073	–	–	–	–	83,972
Fixed rate Old UGC Senior Notes	24,627	–	–	–	–	–	24,627
Capital lease obligations	2,462	2,655	2,993	3,205	3,523	29,851	44,689
Other debt	9,017	2,318	1,809	791	723	1,306	15,964

Total debt	77,661	210,652	807,424	927,451	1,610,313	652,970	4,286,471

Operating leases	87,747	57,751	42,053	37,291	33,197	113,716	371,755
Programming commitments	72,930	32,445	24,609	21,717	6,630	18,301	176,632
Purchase commitments	56,471	4,043	387	7	6	2	60,916
Other commitments	56,071	12,425	5,870	5,652	5,769	15,810	101,597

Total commitments	273,219	106,664	72,919	64,667	45,602	147,829	710,900

Total debt and commitments	$350,880	$317,316	$880,343	$992,118	$1,655,915	$800,799	$4,997,371

Market Risk Management

Investment Portfolio

We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to $556,036,000 of cash we have invested in currencies other than the U.S. dollar. Of this amount, $537,225,000 is denominated in euros, the majority of which is expected to be used for acquisitions and other euro-denominated commitments. We are exposed to equity price fluctuations related to our investments in equity securities. Investments in publicly traded securities at September 30, 2004 included the following:

	Number of Shares	Fair Value September 30, 2004
		(In thousands)
Equity Method Investments:
Austar United(1)	446,040,358	$279,222

PrimaCom	4,948,039	$3,958

Cost Method Investments:
SBS	6,000,000	$201,960

Zhone Technologies, Inc	1,899,404	$5,831

(1)
Held through our interest in United Austar Partners, a Colorado partnership.

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

	Spot Rate			Three Month Average Rate		Nine Month Average Rate
	September 30,			September 30,		September 30,
			December 31, 2003
	2004	2003		2004	2003	2004	2003
Euro	0.8041	0.8564	0.7933	0.8175	0.8874	0.8154	0.8969
Norwegian Krone	6.7114	7.0472	6.6711	6.8506	7.3137	6.8712	7.1031
Swedish Krona	7.2780	7.7399	7.1994	7.4910	8.1661	7.4732	8.2346
Hungarian Forint	197.78	218.48	209.38	203.52	230.10	206.89	225.44
Polish Zloty	3.5137	3.9510	3.7355	3.6090	3.9278	3.7727	3.8864
Czech Koruna	25.3360	27.360	25.694	25.8505	28.5335	26.2614	28.3327
Slovak Koruna	32.2170	35.298	32.701	32.7434	37.0982	32.8370	37.4405
Romanian Leu	33,158	33,347	32,651	33,502	32,863	33,147	32,854
Chilean Peso	608.90	660.97	593.80	628.22	693.23	614.70	709.77

Certain of our operating companies have notes payable which are denominated in a currency other than their own functional currency as follows:

	September 30, 2004	September 30, 2003
	(In thousands)
U.S. dollar denominated facilities:
UPC Distribution Bank Facility	$345,763	$347,500
UPC Polska Notes	—	317,372
VTR Bank Facility	83,972	123,000

	$429,735	$787,872

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

During the first and second quarter of 2004, we purchased interest rate caps for approximately $21,442,000, capping the interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion. During the first quarter of 2003, we purchased an interest rate cap that capped the variable EURIBOR interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. The fair value of these interest rate cap derivative contracts as of September 30, 2004 was a €4,344,000 ($5,402,000) asset. We have also entered into a cross currency and interest rate swap pursuant to which a notional amount of $347,500,000 has been swapped at an average rate of 1.13 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate capped at 2.35%. The fair value of this interest rate swap derivative contract as of September 30, 2004 was a €31,053,000 ($38,618,000) liability. The changes in fair value of these derivative contracts are recorded in our condensed consolidated statement of operations.

For the three and nine months ended September 30, 2004, the weighted-average interest rate on our variable rate bank facilities was 5.5% and 6.2%, respectively. If market interest rates (EURIBOR and LIBOR) had been higher by 50 basis points during this period, our consolidated interest expense would have been approximately $63,555,000 and $218,680,000 for the three and nine months ended September 30, 2004, respectively.

Credit Risk

In addition to the risks described above, we are also exposed to the risk that our counterparts will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Inflation and Foreign Investment Risk

Certain of our operating companies operate in countries where the rate of inflation is higher than that in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material. Our foreign operating companies are all directly affected by their respective countries' government, economic, fiscal and monetary policies and other political factors. We believe that our operating companies' financial conditions and results of operations have not been materially adversely affected by these factors.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the impairment testing of our long-lived tangible and intangible assets, the valuation of our acquisition related assets and liabilities, the valuation of our subscriber receivables and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change. See our Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of these items. Additionally, with respect to the three and nine months ended September 30, 2004, we believe our judgment and related estimates associated with the following to be critical in the preparation of the accompanying unaudited condensed consolidated financial statements:

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

Fair Value of Acquisition Related Assets and Liabilities

We allocate the purchase price of acquired companies or acquisitions of non-controlling equity (minority) interests of a subsidiary to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. To assist in this process, third party valuation specialists are engaged to value certain of these assets and liabilities. Estimates used in valuing acquired assets and liabilities include, but are not limited to, expected future cash flows, market comparables and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. These acquired assets and liabilities generally include, but are not limited to, property and equipment, investments, licenses, customer relationships, trademarks, unfavorable leases, contracts, contingencies and other commitments, and other legal performance obligations. With respect to the acquisition of Noos on July 1, 2004, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective estimated fair values, and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. These estimates were based on a preliminary purchase price, which is currently under review and is subject to change. Any changes in the amounts assigned to these acquisition related assets and liabilities may have a material effect on our consolidated balance sheet and statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Co-Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Co-Chief Financial Officers have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the third fiscal quarter covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and our independent auditors must attest to such assessment. We must implement these requirements for the first time in connection with the preparation of our annual report for the year ended December 31, 2004. We have prepared an internal plan for compliance and are in the process of reviewing, documenting and testing our internal control systems and processes. While we anticipate that we will be able to comply on a timely basis with the new requirements, we may encounter problems or delays in completing the implementation of any changes necessary to allow us to make a favorable assessment and our independent auditors to attest to such assessment.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
August 2004	283,700	$6.69	283,700	$98,093,000

September 2004	503,691	$6.81	787,391	$94,651,000

Total	787,391	$6.76	787,391	$94,651,000

(1)
All purchases were made pursuant to our stock repurchase program, which was announced on August 9, 2004. Our Board of Directors approved stock repurchases under this program of up to a total of $100 million in value. All of the shares repurchased during the period covered by this table were acquired through open market purchases. The repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 6. EXHIBITS

10.1	Form of Indemnification Agreement dated August 4, 2004, between UGC and its Directors.
10.2	Form of Indemnification Agreement dated August 4, 2004, between UGC and its Officers.
10.3	Shared Services Agreement dated June 7, 2004, between UGC and LMI.
10.4	Stock and Loan Purchase Agreement dated as of March 15, 2004 among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(1)
10.5	Amendment to the Purchase Agreement dated as of July 1, 2004 among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(1)
10.6	Shareholders Agreement dated as of July 1, 2004 among UGC, UPC France Holding BV and Suez SA.(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from UGC's Form 8-K dated July 1, 2004 (File 000-496-58).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.
Date: November 9, 2004	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Co-Chief Financial Officer
Date: November 9, 2004	By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer