Form 10-K
period 2004-12-31
UNITEDGLOBALCOM INC
filed 2005-03-14
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS
UNITEDGLOBALCOM, INC. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FISCAL YEAR ENDED DECEMBER 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $2.593 billion.

The registrant's outstanding common stock as of March 1, 2005 consisted of:

Class A common stock – 401,673,781	shares of a total authorized of 1,000,000,000
Class B common stock – 10,493,461	shares of a total authorized of 1,000,000,000
Class C common stock – 379,603,223	shares of a total authorized of 400,000,000

PART I

ITEM 1. BUSINESS

(a) General Development of Business

UnitedGlobalCom, Inc. (together with its subsidiaries the "Company," "UGC," "we," "us," "our" or similar terms) is an international broadband communications provider of video, voice and Internet access services with operations in 16 countries. Our wholly owned subsidiary UGC Europe, Inc. (together with its subsidiaries "UGC Europe"), our largest consolidated operation, is a pan-European broadband communications company, providing video, high-speed Internet access and telephone services through its broadband networks in 13 European countries. UGC Europe's operations are currently organized into two principal divisions – UPC Broadband and chellomedia. UPC Broadband provides video, high-speed Internet access and telephone services to residential customers. chellomedia provides interactive digital products and services, produces and markets thematic channels and owns or manages our investments in various businesses in Europe. Our primary Latin American operation, VTR GlobalCom S.A. ("VTR"), provides video, high-speed Internet access and telephone services primarily to residential customers in Chile. We also have consolidated operations in Brazil and Peru, an approximate 19% interest in SBS Broadcasting S.A. ("SBS"), a European commercial television and radio broadcasting company, an approximate 34% interest in Austar United Communications Ltd. ("Austar United"), a pay-TV provider in Australia, an indirect investment in Telenet Group Holding N.V. ("Telenet"), a broadband communications provider in Belgium, and various other international programming and distribution investments. A more detailed description of our business is included below in Item 1.(c).

Proposed Merger with Liberty Media International and Related Transactions

On January 5, 2004, Liberty Media Corporation, or "LMC," acquired 8,198,016 shares of Class B common stock from our founding stockholders (the "Founders Transaction"). Upon completion of this transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and otherwise to control us.

On May 21, 2004, LMC contributed substantially all of its shares of our common stock and related contract rights to Liberty Media International ("LMI"), which at the time was a wholly-owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC's stockholders in a spin-off. As a result, LMI is now an independent publicly-traded company that owns approximately 53.5% of our common stock, which represents an approximate 91% voting interest in us.

On January 17, 2005, we entered into an agreement and plan of merger with LMI pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, Inc. ("Liberty Global"), which has been formed for this purpose. In the mergers, each outstanding share of LMI Series A common stock and Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. Our stockholders may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to our stockholders does not exceed 20% of the aggregate value of the merger consideration payable to our public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies' stockholders, including an affirmative vote of a majority of the voting power of our Class A common stock not beneficially owned by LMI, LMC, any of their respective subsidiaries or any of the executive officers or directors of LMI, LMC, or us. We refer to the mergers and related transactions as the "Liberty Global Transaction."

Other Recent Developments

On December 16, 2004, we acquired LMI's interest in Princes Holdings Limited ("PHL") in exchange for 6,413,991 shares of our Class A common stock. PHL, through its subsidiary, Chorus Communications Limited ("Chorus"), owns and operates broadband communications systems in Ireland. We accounted for this transaction as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of PHL using LMI's historical cost, as if this transaction had been consummated by us as of May 20, 2004 (June 1, 2004 for financial reporting purposes), the date of the original acquisition of PHL by LMI.

On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, our indirect wholly owned subsidiaries (collectively, "chellomedia Belgium"), acquired LMI's wholly-owned subsidiary Belgian Cable Holdings ("BCH") for $121.1 million in cash. BCH's only assets were debt securities of Callahan Partners Europe, which we refer to as CPE, and one of two entities majority owned by CPE, which we refer to as the InvestCos, and related contract rights. On December 17, 2004 we entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC ("Belgian Cable Investors"), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137.95 million and the InvestCo debt security. Belgian Cable Investors then distributed $115.6 million of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors' indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 19.0% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.4% of the stock of Telenet, including the stock held by the InvestCos. Pursuant to the Telenet shareholders agreement, the InvestCos are able to vote a 25% interest, plus one vote on certain Telenet matters that require a 75% vote to pass. In addition, through our interest in the InvestCos, we have two representatives on Telenet's board of directors. Telenet is Belgium's largest cable system operator in terms of number of subscribers.

In December 2004, a subsidiary of chellomedia BV entered into an agreement to sell its 28.7% interest in EWT Holding GmbH to the other investors in EWT Holding for €30.0 ($40.9) million in cash. chellomedia received 90% of the purchase price on January 31, 2005 and the remaining 10% is due and payable no later than June 30, 2005.

In January 2005, chellomedia acquired an 87.5% interest in Zone Vision Networks Ltd.("Zone Vision") from its current shareholders. Zone Vision is a programming company that owns three pay television channels and represents over 30 international channels. The consideration for the transaction consisted of $50.0 million in cash and 1.6 million shares of our Class A common stock, which are subject to a five-year vesting period. As part of the transaction, chellomedia will contribute to Zone Vision the 49% shareholding it already holds in Reality TV Ltd. and chellomedia's Club channel business.

On February 10, 2005, UPC Broadband Holding, our wholly owned subsidiary, acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for cash consideration of approximately $89.4 million.

On March 8, 2005, the UPC Broadband Bank Facility was amended to permit indebtedness under: (i) a new €1.0 billion term loan facility ("Facility G") maturing in full on April 1, 2010; (ii) a new €1.5 billion term loan facility ("Facility H") maturing in full on September 1, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) a €500 million revolving credit facility ("Facility I") maturing in full on April 1, 2010. In connection with this amendment, €167 million of the existing revolving credit facility ("Facility A") was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan Facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate availability of €1.0 billion under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from approximately 4 years to approximately 6 years, with no amortization payments required until 2010, and the weighted average interest margin on the facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.

(b) Financial Information About Operating Segments

Financial information about operating segments appears in the notes to our consolidated financial statements included in Part II of this report.

(c) Narrative Description of Business

Broadband Distribution Services

We are one of the largest broadband communications providers, in terms of aggregate number of subscribers and homes passed, outside the United States. We offer a variety of broadband distribution services over our cable networks in 16 different countries, including analog video, digital video, high-speed Internet access and telephony services. Available service offerings depend on the bandwidth capacity of our cable networks. As bandwidth increases, the information-carrying capacity of the network increases. When we upgrade our network, we replace sections of the coaxial cable with fiber optic lines and upgrade the remaining coaxial cable network and related equipment to provide for two-way transmission and increased transmission speed and bandwidth. This upgrading allows signals to be sent to and from the subscriber's home, enabling us to provide enhanced video, telephony, and high-speed Internet access services. As of December 31, 2004, approximately 65% of our network is capable of handling two-way communications.

We plan to continue increasing our growth in average monthly revenue per revenue generating unit, commonly known as "ARPU," through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time (subject to a notice period that varies by country and other contractual restrictions). Monthly subscription rates and related charges vary according to the type of service and equipment selected by subscribers.

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
  •
  Expanded basic programming.    Our expanded basic cable service, which may vary in size depending on the network's channel capacity, generally includes from 5 to 15 satellite-delivered or non-broadcast channels in addition to the basic channel line-up. Some of our subscribers in Eastern Europe receive our video services broadcast directly to the home via geosynchronous satellites, or "DTH," or through a multi-channel, multi-point distribution system (also known as a multi-point microwave (wireless) distribution system), or "MMDS."

Digital compression technology enables us to substantially increase the number of channels our cable networks can carry, thereby providing a significant number of additional programming choices to our subscribers, such as near video-on-demand, or "NVOD," interactive television and customizable programming guides. At the home, a set-top video terminal, often referred to as a "digital set-top box," converts the digital signal into analog signals that can be viewed on a television set. Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital set-top boxes selected by the subscriber. Our digital service offerings vary by country, but generally include:

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

We offer high-speed Internet access services in 13 countries in Europe and three in Latin America. Residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. Our product offerings (branded chello in Europe and Banda Ancha in Chile) include several tiers of always on, unlimited-use services, with up to

16 Mbps of downstream access speed. We determine pricing for each different tier of service through analysis of speed, data limits and other competitive factors.

We offer telephony services in six countries in Europe and Chile, primarily over our broadband networks. In Hungary we provide the majority of our telephony services over a traditional twisted copper pair network. We began offering telephony services in the Netherlands, Hungary and Chile in 2004 through Voice over Internet Protocol technology, or "VoIP," and we plan to launch VoIP telephony services in France, Austria, Norway, Sweden, Belgium, Poland and Czech Republic in 2005. In addition to basic dial tone service, we offer a full complement of services to subscribers including caller identification, call waiting, call forwarding, call blocking, speed dial, distinctive ringing, three-way calling, voice mail and second lines.

We continue to focus on growing our subscriber base and ARPU by rolling out these high-value bundled entertainment, information and communications services, including upgrading the quality of our networks where appropriate, leveraging the reach of our broadband distribution systems to create new content opportunities and entering into strategic alliances and acquisitions in order to increase our distribution presence and maximize operating efficiencies.

Programming Services

We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor's basic package of programming services for a fixed monthly fee, or may be delivered as a "premium" programming service for an additional monthly charge or on a pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services derive their revenues from per-subscriber license fees received from distributors and the sale of advertising time on their networks or, in the case of shopping channels, retail sales. Premium services generally do not sell advertising and primarily generate their revenues from subscriber fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or contractors. We operate our programming businesses in Europe principally through our chellomedia division.

Operating Data

The following table presents certain operating data with respect to our broadband distribution systems as of December 31, 2004:

	December 31, 2004
					Video				Internet		Telephony
	Homes Passed(1)	Two-way Homes Passed(2)	Customer Relationships(3)	Total RGUs(4)	Analog Cable Subscribers(5)	Digital Cable Subscribers(6)	DTH Subscribers(7)	MMDS Subscribers(8)	Homes Serviceable(9)	Subscribers(10)	Homes Serviceable(11)	Subscribers(12)
Europe:
The Netherlands	2,620,000	2,497,800	2,289,000	2,921,700	2,285,500	56,700	–	–	2,497,800	397,400	2,250,500	182,100
France	4,580,700	3,316,500	1,612,000	2,382,700	1,523,200	545,800	–	–	3,316,500	247,100	707,800	66,600
Austria	946,900	943,700	578,000	931,400	501,400	35,000	–	–	943,700	242,500	910,400	152,500
Norway	486,600	244,400	341,000	447,800	341,000	35,400	–	–	244,400	48,500	151,200	22,900
Sweden	421,600	281,200	292,300	406,000	292,300	37,700	–	–	281,200	76,000	–	–
Ireland	317,300	24,200	202,700	217,500	112,900	14,500	–	89,000	14,500	600	24,200	500
Belgium	155,500	155,500	148,100	164,800	134,900	–	–	–	155,500	29,900	—	–

Total Western Europe	9,528,600	7,463,300	5,463,100	7,471,900	5,191,200	725,100	–	89,000	7,453,600	1,042,000	4,044,100	424,600

Poland	1,884,800	569,100	1,000,700	1,047,600	994,200	–	–	–	569,100	53,400	–	–
Hungary	1,006,500	675,800	922,200	1,003,400	720,900	–	140,400	–	675,800	73,200	415,600	68,900
Czech Republic	729,000	322,200	401,200	428,200	295,700	–	90,100	–	322,200	42,400	–	–
Romania	518,700	3,900	357,100	357,300	357,000	–	–	–	3,900	300	–	–
Slovak Republic	413,200	168,800	298,400	306,300	250,300	–	14,600	32,200	162,100	9,200	–	–

Total Central and Eastern Europe	4,552,200	1,739,800	2,979,600	3,142,800	2,618,100	–	245,100	32,200	1,733,100	178,500	415,600	68,900

Total Europe	14,080,800	9,203,100	8,442,700	10,614,700	7,809,300	725,100	245,100	121,200	9,186,700	1,220,500	4,459,700	493,500

Latin America:
Chile	1,793,900	1,070,700	636,000	1,009,300	504,600	–	4,500	13,900	1,070,700	176,300	1,052,700	310,000
Brazil	15,400	15,400	15,400	16,400	–	–	–	15,300	15,400	1,100	–	–
Peru	66,800	30,300	13,900	15,600	12,400	–	–	–	30,300	3,200	–	–

Total Latin America	1,876,100	1,116,400	665,300	1,041,300	517,000	–	4,500	29,200	1,116,400	180,600	1,052,700	310,000

Grand Total	15,956,900	10,319,500	9,108,000	11,656,000	8,326,300	725,100	249,600	150,400	10,303,100	1,401,100	5,512,400	803,500

(1)
"Homes Passed" are homes that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. With respect to DTH, we do not count homes passed. With respect to MMDS, one home passed is equal to one MMDS subscriber.
(2)
"Two-way Homes Passed" are homes passed by our networks where customers can request and receive the installation of a two-way addressable set-top converter, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video and Internet services and, in some cases, telephony services.
(3)
"Customer Relationships" are the number of customers who receive at least one level of service without regard to which service(s) they subscribe.
(4)
"Revenue Generating Unit" is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephony Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our analog cable service, digital cable service, telephony service and high-speed broadband Internet access service, the customer would constitute four RGUs. "Total RGUs" is the sum of Analog, Digital Cable, DTH, MMDS, Internet and Telephony Subscribers. In some cases, non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers choose to disconnect after their free service period.
(5)
"Analog Cable Subscriber" is comprised of basic cable video customers that are counted on a per connection basis. We have approximately 1.34 million "lifeline" customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels. Commercial contracts such as hotels and hospitals are counted on an equivalent bulk unit (EBU) basis. EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.
(6)
"Digital Cable Subscriber" is a customer with one or more digital converter boxes that receives our digital video service. A Digital Cable Subscriber is counted as one Analog Cable Subscriber in column 5 of the table above whether such customer receives only our digital video service or both analog and digital video services.
(7)
"DTH Subscriber" is a home or commercial unit that receives our video programming broadcast directly to the home via a geosynchronous satellite.
(8)
"MMDS Subscriber" is a home or commercial unit that receives our video programming via a multipoint microwave (wireless) distribution system.
(9)
"Internet Homes Serviceable" are homes that can be connected to our broadband networks, where customers can request and receive Internet access services.
(10)
"Internet Subscriber" is a home or commercial unit with one or more cable modems connected to our broadband networks, where a customer has requested and is receiving high-speed Internet access services.
(11)
"Telephony Homes Serviceable" are homes that can be connected to our networks, where customers can request and receive voice services.
(12)
"Telephony Subscriber" is a home or commercial unit connected to our networks, where a customer has requested and is receiving voice services.

Europe Broadband Distribution

Through its UPC Broadband division, UGC Europe provides video, high-speed Internet access and telephony services over its networks and operates the largest cable network in each of The Netherlands, France, Austria, Poland, Hungary, Czech Republic, Slovak Republic and Slovenia and the second largest cable network in Norway, in each case in terms of number of subscribers. UGC Europe's high-speed Internet access service is provided over the UPC Broadband network infrastructure generally under the brand name chello. Depending on the capacity of the particular network, UGC Europe may provide up to seven tiers of high-speed Internet access. UGC Europe offers multi-feature telephony services in six European countries. Provided below is country-specific information with respect to the broadband distribution services of the UPC Broadband division:

The Netherlands

Our networks in The Netherlands passed approximately 2.6 million homes and had approximately 2.3 million basic cable subscribers, 397,400 Internet subscribers and 182,100 telephony subscribers as of December 31, 2004. Over 30% of Dutch households receive at least analog cable service from us. Our subscribers are located in six regional clusters, including the major cities of Amsterdam and Rotterdam. Our networks are approximately 95% upgraded to two-way capability, with approximately 94% of our basic cable subscribers served by a network with a bandwidth of at least 860 MHz.

We provide analog cable services to approximately 87% of our homes passed. Approximately 82% of our homes passed are capable of receiving digital cable service. We offer our digital cable subscribers a basic package of 58 channels with an option to subscribe for up to 15 additional general entertainment, movie, sports, music and ethnic channels and an electronic program guide. Our digital cable service also offers 56 channels of NVOD services and interactive services, including television-based email, to approximately 57% of our homes passed.

We offer seven tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 8 Mbps. Approximately 17% of our basic cable subscribers also receive our Internet access service, representing approximately 100% of our Internet subscribers.

Multi-feature telephony services are available to approximately 86% of our homes passed. Approximately 8% of our basic cable subscribers also receive our telephony services, representing approximately 100% of our telephony subscribers. In 2004, we began offering telephony services to our two-way homes passed by applying VoIP.

In early 2004, we launched self-install for all of our Internet access services, allowing subscribers to install the technology themselves and save money on the installation fee. We also launched self-install for our digital cable services in June 2004. Approximately 50% of our new Internet subscribers have chosen to self-install their new service, and approximately 30% of our new digital subscribers have chosen to self-install their new service. We plan to launch self-install for our VoIP services in 2005.

France

Our networks in France passed approximately 4.6 million homes and had 1.5 million basic cable subscribers, 247,100 Internet subscribers and 66,600 telephony subscribers as of December 31, 2004. Our major operations are located in Paris and its suburbs including the Marne la Vallee area east of Paris, Strasbourg, Orleans, Le Mans, the suburbs of Lyon, the southeast region, and other operations spread throughout France. Our network is approximately 72% upgraded to two-way capability, with approximately 90% of our basic cable subscribers served by a network with a bandwidth of at least 750 MHz.

In 2004, we extended the reach of our digital cable platform, which is now available to approximately 90% of our homes passed. The digital platform offers a number of options in terms of packages – from 52 channels for the entry-level tier to more than 100 channels for the premium tier. Programming includes series, general entertainment, youth, sports, news, documentary, music, lifestyle and foreign channels. With all tiers, we offer a number of movie premium packages, a pay-per-view service, numerous "a la carte" channels and several Canal+ channels. We intend to migrate most of our analog cable subscribers to this new digital platform.

We offer three tiers of high-speed Internet access service with download speeds ranging from 512 Kbps to 10 Mbps. Approximately 12% of our basic cable subscribers also receive Internet service, representing approximately 75% of our Internet subscribers.

Multi-feature telephony services are available to approximately 15% of our homes passed.

Austria

Our networks in Austria passed 946,900 homes and had 501,400 basic cable subscribers, 242,500 Internet subscribers and 152,500 telephony subscribers as of December 31, 2004. Our subscribers are located in regional clusters encompassing the capital city of Vienna, two other regional capitals and two smaller cities. Each of the cities in which we operate owns, directly or indirectly, 5% of the local operating company. Our network is almost entirely upgraded to two-way capability, with approximately 97% of our basic cable subscribers served by a network with a bandwidth of at least 750 MHz.

We provide a single offering to our analog cable subscribers that consists of 34 channels, mostly in the German language. Our digital platform offers more than 100 basic and premium TV channels, plus NVOD, interactive services, television-based e-mail and an electronic program guide. Our premium content includes first run movies and specific ethnic offerings, including Serb and Turkish channels.

We offer five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 2.6 Mbps. Our high-speed Internet access is available in all of the cities in which we operate. Approximately 37% of our basic cable subscribers also receive our Internet access service, representing approximately 76% of our Internet subscribers.

Multi-feature telephony services are available to approximately 96% of our homes passed. We offer basic dial tone service as well as value-added services. We also offer a bundled product of fixed line and mobile telephony services in cooperation with the third largest mobile phone operator in Austria under the brand "Take Two." More than 100,000 of our telephony subscribers subscribe to this product. Approximately 22% of our basic cable subscribers also receive our telephony service, representing approximately 72% of our telephony subscribers.

Norway

Our networks in Norway passed 486,600 homes and had 341,000 basic cable subscribers, 48,500 Internet subscribers and 22,900 telephony subscribers as of December 31, 2004. Our main network is located in Oslo and our other systems are located primarily in the southeast and along Norway's southwestern coast. Our networks are approximately 50% upgraded to two-way capability, with approximately 30% of our basic cable subscribers served by a network with a bandwidth of at least 860 MHz. Digital cable services are offered to approximately 39% of our homes passed.

We have a basic analog cable package with 15 channels and a plus-package with 23 channels. Our highest analog tier, the total package, includes the plus-package and 12 additional channels. Customers can also subscribe to premium channels, such as movie, sports and ethnic channels. Approximately 60% of our basic cable subscribers consist of multi-dwelling units, or "MDUs," with a discounted pricing structure.

Our basic digital cable package consists of 29 channels. Our upper-level digital package includes an additional 21 channels. Subscribers to the basic digital cable package can subscribe to channels from the upper-level digital package for an additional fee. Different movie, sports, entertainment and ethnic channels may be selected from an a la carte menu for a per-channel fee. To complement our digital offering, we launched 48 channels of NVOD service in 2004.

We offer five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 4 Mbps. Approximately 14% of our basic cable subscribers also receive its Internet service, representing approximately 100% of our Internet subscribers.

Multi-feature telephony services are available to approximately 31% of our homes passed. Approximately 7% of our basic cable subscribers also receive telephony service, representing approximately 100% of our telephony subscribers.

Sweden

Our networks in Sweden passed 421,600 homes and had 292,300 basic cable subscribers and 76,000 Internet subscribers as of December 31, 2004. We operate in the greater Stockholm area on leased fiber from Stokab AB, a city controlled entity with exclusive rights to lay cable ducts for communications or broadcast services in the city of Stockholm. These lease terms vary from 10 to 25 years, and expire beginning in 2012 through 2018. Our network is approximately 67% upgraded to two-way capability, with all of our basic cable subscribers served by a network with a bandwidth of at least 550 MHz.

We provide all of our basic cable subscribers with a lifeline service consisting of four "must-carry" channels. In addition to this lifeline service, we offer an analog cable package with 12 channels and a digital cable package with up to 80 channels. Our program offerings include domestic, foreign, sport and premium movie channels, as well as digital event channels such as seasonal sport and real life entertainment events. Approximately 39% of the homes served by our networks subscribe to the lifeline analog cable service only. Approximately 13% of our basic cable subscribers are digital cable subscribers. To complement our digital offering, we launched 24 channels of NVOD service in 2004.

We offer five tiers of chello brand high-speed Internet access service with download speeds ranging from 128 Kbps to 8 Mbps. Approximately 26% of our basic cable subscribers subscribe to our Internet service, representing approximately 100% of our Internet subscribers.

Ireland

Our networks in Ireland passed 317,300 homes and had 112,900 basic cable subscribers, 89,000 MMDS subscribers, 600 Internet subscribers and 500 telephony subscribers as of December 31, 2004. We are Ireland's largest cable and MMDS video service provider outside of Dublin, based on customers served. We also distribute four Irish channels and produce a local sports channel.

Belgium

Our networks in Belgium passed 155,500 homes and had 134,900 basic cable subscribers and 29,900 Internet access subscribers as of December 31, 2004. Our operations are located in certain areas of Leuven and Brussels, the capital city of Belgium. Our network is fully upgraded to two-way capability, with all of our basic cable subscribers served by a network with a bandwidth of 860 MHz.

Our analog cable service, consisting of all Belgium terrestrial channels, regional channels and selected European channels, offers 41 channels in Brussels and 39 channels in Leuven. In both regions, we offer an expanded analog cable package, including a "starters pack" of three channels that can be upgraded to 15 channels in Leuven and 17 channels in Brussels. This programming generally includes a selection of European and United States thematic satellite channels, including sports, kids, nature, movies and general entertainment channels. We also distribute three premium channels that are provided by Canal+, two in Brussels and one in Leuven.

We offer five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 16 Mbps. Approximately 12% of our basic cable subscribers also receive Internet access service, representing approximately 56% of our Internet subscribers.

Poland

Our networks in Poland passed approximately 1.9 million homes and had approximately 1 million basic cable subscribers and 53,400 Internet subscribers as of December 31, 2004. Our subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including Warsaw and Katowice. Approximately 30% of our networks are upgraded to two-way capability, with approximately 96% of our basic cable subscribers served by a network with a bandwidth of at least 550 MHz. We continue to upgrade portions of our network that have bandwidths below 550 MHz to bandwidths of at least 860 MHz.

We offer analog cable subscribers three packages of cable television service. Our lowest tier, the broadcast package, includes 4 to 12 channels and the intermediate package includes 13 to 22 channels. The higher tier, the full package, includes the broadcast package plus up to 30 additional channels with such themes as sports, kids, science/educational, news, film and music. For an additional monthly charge, we offer two premium television services, the HBO Poland service and Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels.

We offer three different tiers of chello brand high-speed Internet access service in portions of our network with download speeds ranging from 512 Kbps to 6 Mbps. We are currently expanding our Internet ready network in Warsaw, Krakow, Gdansk and Katowice and began providing Internet access services in Szczecin and Lublin in the second quarter of 2004. Approximately 5% of our basic cable subscribers also receive our Internet service, representing approximately 88% of our Internet subscribers.

Hungary

Our networks in Hungary passed approximately 1 million homes and had 720,900 basic cable subscribers, 140,400 DTH subscribers, 73,200 Internet subscribers and 68,900 telephony subscribers, as of December 31, 2004. Approximately 67% of our networks are upgraded to two-way capability, with 50% of our basic cable subscribers served by a network with a bandwidth of at least 750 MHz.

We offer up to four tiers of analog cable programming services (between 4 and 60 channels) and two premium channels, depending on the technical capability of the network. Programming consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consists of proprietary and third party channels.

We offer three tiers of chello brand high-speed Internet access service with download speeds ranging from 512 Kbps to 3 Mbps. We offer these broadband Internet services to 69,200 subscribers in fourteen cities, including Budapest. We also had 4,000 asymmetric digital subscriber line, or "ADSL," subscribers at December 31, 2004. Approximately 6% of our basic cable subscribers also receive our Internet service, representing approximately 55% of our Internet subscribers.

Monor Telefon Tarsasag Rt., one of our Hungarian operating companies, offers traditional switched telephony services over a twisted copper pair network in the southeast part of Pest County. In 2004 we began offering VoIP telephony services over our cable network in Budapest. As of December 31, 2004, we had 68,900 telephony subscribers.

Czech Republic

Our networks in the Czech Republic passed 729,000 homes and had 295,700 basic cable subscribers, 90,100 DTH subscribers and 42,400 Internet subscribers as of December 31, 2004. Our operations are located in more than 80 cities and towns in the Czech Republic, including Prague and Brno, the two largest cities in the country. Approximately 44% of our networks are upgraded to two-way capability, with 40% of our basic cable subscribers served by a network with a bandwidth of at least 750 MHz. We offer two tiers of analog cable programming services, with up to 31 channels, and two premium channels.

We offer four tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 6 Mbps. Approximately 9% of our basic cable subscribers also receive our Internet service, representing approximately 64% of our Internet subscribers.

Romania

Our networks in Romania passed 518,700 homes and had 357,000 basic cable subscribers as of December 31, 2004. Our systems served 34 cities in Romania with 75% of our subscriber base in six cities: Timisoara, Cluj, Ploiesti, Focsani, Bacau and Botosani. We are currently test marketing, on a limited basis, an Internet access product in two of our main systems. Approximately 1% of our networks are upgraded to two-way capability, with 75% of our basic cable subscribers served by a network with a bandwidth of at least 550 MHz. We continue to upgrade our medium size systems to 550 MHz.

We offer analog cable service with 24 to 36 channels in all of our cities, which include Romanian terrestrial broadcast channels, European satellite programming and regional local programming. Three extra basic packages of 6 to 18 channels each are offered in Timisoara, Ploiesti, Cluj and Bacau. Premium Pay TV (HBO Romania) is offered in 13 cities.

Slovak Republic

Our networks in the Slovak Republic passed 413,200 homes and had 250,300 basic cable subscribers, 14,600 DTH subscribers, 32,200 MMDS subscribers and 9,200 Internet subscribers as of December 31, 2004. Approximately 41% of our networks are upgraded to two-way capability, with 25% of our basic cable subscribers served by a network with a bandwidth of at least 750 MHz. In some areas like Bratislava, the capital city, our network is 98% upgraded to two-way capability.

We offer two tiers of analog cable service and three premium services. Our lower-tier, the lifeline package, includes 4 to 9 channels. Our most popular tier, the basic package, includes 16 to 42 channels that generally offer all Slovak terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, we offer three premium services – HBO, Private Gold and the UPC Komfort package consisting of six thematic third-party channels.

In Bratislava, we offer five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 4 Mbps. Approximately 3% of our basic cable subscribers also receive Internet access service, representing approximately 85% of our Internet subscribers.

Slovenia

Our network in Slovenia, acquired in February 2005, is the largest broadband communications provider in Slovenia in terms of number of subscribers, with over 100,000 basic cable subscribers and 10,000 Internet subscribers at December 31, 2004.

We offer analog cable service and one premium movie service. Our most popular tier, the basic package, includes on average 50 video and 20 radio channels and generally offers all Slovenian terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, we offer one premium movie service.

We offer five tiers of high-speed Internet access service with download speeds ranging from 128 Kbps to 2 Mbps.

chellomedia and Other

UGC Europe's chellomedia division provides interactive digital products and services, produces and markets thematic channels, operates UGC Europe's digital media center, operates a competitive local exchange carrier, or "CLEC," business under the brand name Priority Telecom and owns or manages our investments in various businesses in Europe. Below is a description of the operations of the chellomedia division:

  •
  Interactive Services.    We expect the development of interactive television services to play an important role in increasing subscriptions to UGC Europe's digital television offerings. chellomedia's Interactive Services Group is responsible for developing its core digital products, such as an electronic program guide, walled garden, television-based email, and PC/TV portals as well as other television and PC-based applications supporting various areas, including communications services and enhanced television services. A base set of interactive services has been launched in the Netherlands and Austria.
  •
  Transactional Television.    Transactional television, branded as "Arrivo," is another component of UGC Europe's digital service offerings. Our Dutch system currently offers 42 channels of NVOD programming and our Austrian system currently offers 56 channels of NVOD programming. Arrivo provides digital customers with a wide range of Hollywood blockbusters and other movies. Arrivo is also in the process of developing video-on-demand, or "VOD," services for UGC Europe's UPC Broadband division and third-party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming and adult programming.
  •
  Pay Television.    UPCtv, a wholly owned subsidiary of UGC Europe, produces and markets its own pay television products, currently consisting of three thematic channels. The channels target the following genres: extreme sports and lifestyles; women's information and entertainment; and real life documentaries. All three channels originate from UGC Europe's digital media center, or "DMC," located in Amsterdam. The DMC is a technologically advanced production facility that services UPCtv and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects, then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems and DTH platforms.
  •
  Priority Telecom.    Priority Telecom is a facilities-based business telecommunications provider that provides voice services, high-speed Internet access, private data networks and customized network services to over 7,000 business customers primarily in its core metropolitan markets in The Netherlands, Austria and Norway. UGC Europe owns an approximate 72% economic interest in Priority Telecom.
  •
  Investments.    chellomedia is an investor in branded equity ventures for the development of country-specific programming, including Iberian Programming Services, Xtra Music, MTV Networks Polska, Fox Kids Poland and Sports 1.

chellomedia also owns or manages our minority interests in other European businesses. These include a 25% interest in PrimaCom AG, which owns and operates a cable television and broadband network in Germany and The Netherlands, a 50% interest in Melita Cable PLC, the only cable television and broadband network in Malta, a 25% interest in Telewizyjna Korporacja Partycypacyjna S.A., a DTH programming platform in Poland, and the recently acquired indirect investment in Telenet through Belgian Cable Investors.

VTR

Our primary Latin American operation, VTR, is Chile's largest multi-channel television and high-speed Internet access provider in terms of homes passed and number of subscribers, and Chile's second largest provider of residential telephony services, in terms of lines in service. VTR provides services in Santiago, Chile's largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. Approximately 96% of its video subscribers are served via wireline cable, with the remainder via MMDS technologies. VTR's network is approximately 60% upgraded to two-way capability, with 65% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz. VTR has an approximate 70% market share of cable television services throughout Chile and an approximate 51% market share within Santiago.

VTR's channel lineup consists of 52 to 68 channels segregated into two tiers of analog cable service: a basic service with 52 to 57 channels and a premium service with 11 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United States, including more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to its existing premium service package is limited because its basic analog package contains similar channels. VTR obtains programming from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches.

VTR offers several alternatives of always on, unlimited-use high-speed Internet access to residences and small/home offices under the brand name Banda Ancha in 22 communities within Santiago and 12 cities outside Santiago. Subscribers can purchase one of five services with download speeds ranging from 128 Kbps to 2.4 Mbps. For a moderate to heavy Internet user, VTR's Internet service is generally less expensive than a dial-up service with its metered usage. To provide more flexibility to the user, VTR also offers Banda Ancha Flex, where a low monthly flat fee includes the first 200 minutes, with metered usage above 200 minutes. Approximately 33% of VTR's basic cable subscribers also receive Internet service, representing approximately 95% of its Internet subscribers.

VTR offers telephony service to customers in 22 communities within Santiago and seven cities outside Santiago. VTR offers basic dial tone service as well as several value-added services. VTR primarily provides service to residential customers who require one or two telephony lines. It also provides service to small businesses and home offices. In 2004, VTR began offering telephony services to its two-way homes passed by applying VoIP. Approximately 40% of VTR's basic cable subscribers also receive telephony service, representing approximately 65% of its telephony subscribers.

Australia

We also own minority interests in broadband distributors and video programmers operating in Australia. We own an indirect approximate 34% equity interest in Austar United. Austar United provides pay television services, Internet access and resells mobile telephony services to subscribers in regional and rural Australia and the capital cities of Hobart and Darwin.

Regulatory Matters

Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union or "EU." Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenues and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and open-network obligations, and restrictions on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Foreign regulations affecting distribution and programming businesses fall into several general categories. Our businesses are required to obtain licenses, permits or other governmental authorizations from (or to notify or register with) relevant local or regulatory authorities to own and operate their respective distribution systems. In many countries, these licenses are non-exclusive and of limited duration. In some countries where we provide video programming services we must comply with restrictions on programming content. Local or national regulatory authorities in some countries where we provide video services also impose pricing restrictions and subject certain price increases to approval by the relevant local or national authority.

Our telecommunications businesses generally are required to register with the appropriate regulatory authority where we offer telephony services, although, in some instances, we may be required to obtain a license. Our telephony businesses to date have not been subject to rate regulation but could become subject to such regulation in a number of jurisdictions if they are deemed to hold significant market power. Under the EU's new regulatory framework discussed below, a company will be deemed to have significant market power if it has the power to behave to an appreciable extent independently of competitors, customers and consumers. In some countries, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

European Union

Austria, Belgium, Cyprus, The Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden and the United Kingdom are Member States of the European Union. As such, these countries are required to enact national legislation that implements EU directives. Although not an EU Member State, Norway is a member of the European Economic Area and generally has implemented or is implementing the same principles on the same timetable as EU Member States. In addition, Romania is seeking to join the EU in 2007 and its laws are strongly influenced by EU directives since it will need to comply with these directives in order to join the EU. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU.

Communications Services and Competition Directives

A number of legal measures, which we refer to as the Directives, have revised the regulatory regime concerning communications services across the EU. They include the following:

  •
  Directive for a New Regulatory Framework for Electronic Communications Networks and Services (referred to as the Framework Directive);

  •
  Directive on the Authorization of Electronic Communications Networks and Services (referred to as the Authorization Directive);
  •
  Directive on Access to and Interconnection of Electronic Communications Networks and Services (referred to as the Access Directive);
  •
  Directive on Universal Service and Users' Rights relating to Electronic Networks and Services (referred to as the Universal Service and Users' Rights Directive);
  •
  Directive on Privacy and Electronic Communications (referred to as the Privacy Directive); and
  •
  Directive on Competition in the Markets for Electronic Communications and Services (referred to as the Competition Directive).

In addition to the Directives, the European Parliament and European Council made a decision intended to ensure the efficient use of radio spectrum within the EU. Existing EU member countries were required to implement the Framework, Authorization, Access and the Universal Service and Users' Rights Directives by July 25, 2003. The Privacy Directive was to have been implemented by October 31, 2003. The Competition Directive is self-implementing and does not require any national measures to be adopted. The 10 countries that joined the EU on May 1, 2004 were to ensure compliance with the Directives as of the date of accession. Measures seeking to implement the Directives are in force in most Member States. Of those countries that we operate in only Belgium and the Czech Republic still need to bring into force laws seeking substantially to implement the Directives.

The Directives seek, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden on telecommunications companies. Another important objective of the new Directives is to implement one new regime for the development of communications networks and communications services, including the delivery of video services, irrespective of the technology used.

Many of the obligations included within the Directives apply only to operators or service providers with "Significant Market Power" in a relevant market. For example, the provisions of the Access Directive allow Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Directives, an operator or service provider will be deemed to have Significant Market Power where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers. As part of the implementation of certain of the Directives, the National Regulatory Authority or NRA is obliged to analyze 18 predefined markets to determine if any operator or service provider has Significant Market Power. We may be found to have Significant Market Power in some markets and in some countries. In particular, in those markets where we offer telephony services, we may be found to have Significant Market Power in the termination of calls on our own network. In addition, in some countries we may be found to have Significant Market Power in the wholesale distribution of television channels. Some national regulators may also seek to find that we have Significant Market Power in the retail broadband Internet market. Although we would vigorously dispute this last finding, there can be no assurance that such finding will not be made. In the event that we are found to have Significant Market Power in any particular market, a NRA could impose certain conditions on us to prevent abusive behavior by us.

The European Commission has adopted a Recommendation on relevant markets susceptible to ex-ante regulation under the Directives. Under the Directives, the European Commission has the power to veto the assessment by a NRA of Significant Market Power in any market not set out in this Recommendation as well as any finding by a NRA of Significant Market Power in any market whether or not it is set out in the Recommendation.

Certain key elements introduced by the Directives are set forth below, followed by a discussion of certain other regulatory matters and a description of regulation for three countries where we have large operations. This is not intended to be a comprehensive description of all aspects of regulation in this area.

Licensing.    Individual licenses for electronic communications services are not required for the operation of an electronic communications network or the offering of electronic communications services. A simple registration is required in these cases. Member States are limited in the obligations that they may place on someone who has so registered; the only obligations that may be imposed are specifically set out in the Authorizations Directive.

Access Issues.    The Access Directive sets forth the general framework for interconnection of, and third party access to, networks, including cable networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis with each other. In addition, some specific obligations are provided for in this Directive such as an obligation to distribute wide-screen television broadcasts in that format and certain requirements to provide access to conditional access systems. Other access obligations can be imposed on operators identified as having Significant Market Power in a particular market. These obligations are based on the outcomes that would occur under general competition law.

"Must Carry" Requirements.    In most countries where we provide video and radio services, we are required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. In some European countries, we may be obligated to transmit quite a large number of channels by virtue of these requirements. Until recently, there was no meaningful oversight of this issue at the EU level. This changed when the Directives came into effect. Member States are only permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations must be subject to periodic review. It is not clear what effect this new rule will have in practice but we expect it to lead to a reduction of the size of must-carry packages in some countries.

API Standards.    The Directives require Member States to encourage the use of open Application Programming Interfaces or APIs. The European Commission is required to conduct a review to ascertain whether interoperability and freedom of choice have been adequately achieved in the Member States with respect to digital interactive video services. If the European Commission reaches a negative conclusion on this issue with respect to one or more Member States, it has the power to mandate use of a particular API.

Consumer Protection Issues and Pricing Restrictions.    Under the Directives, we may face various consumer protection restrictions if we are in a dominant position in a particular market. However, before the implementation of the Directives, local or national regulatory authorities in many European countries where we provide video services already imposed pricing restrictions. This is often a contractual provision rather than a regulatory requirement. Often, the relevant local or national authority must approve basic tier price increases. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices.

Other.    Our European operating companies must comply with both specific and general legislation concerning data protection, content provider liability and electronic commerce. These issues are broadly harmonized at the EU level. This is an area that may become more significant over time.

Broadcasting.    Broadcasting is an area outside the scope of the Directives. Generally, broadcasts originating in and intended for reception within a country must respect the laws of that country. However, pursuant to another Directive, EU Member States are required to allow broadcast signals of broadcasters in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU Member State. An international convention extends this right beyond the EU's borders into the majority of territories in which we operate. An EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. The EU legal framework governing broadcast television currently is under review.

Competition Law and Other Matters

EU directives and national consumer protection and competition laws in our Western European and certain other markets impose limitations on the pricing and marketing of bundled packages of services, such as video, telephony and Internet access services. Although our businesses may offer their services in bundled packages in European markets, they are generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephony. In addition, providers cannot abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization having this effect would be prohibited.

As our businesses become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, they may face increased regulatory scrutiny. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

Austria

Austria has recently brought into effect a communications law that broadly transposes the Directives. The NRA is in the process of analyzing the 18 predefined markets to determine if any operator or service provider has Significant Market Power. We have been notified that the regulator's intention is to define us as having Significant Market Power in the call termination market on our own telecommunications network, together with all other network operators. It is unknown if and which conditions the NRA will impose on the parties that have been determined to have Significant Market Power.

France

France has recently brought into effect a communications law that broadly transposes the Directives. The NRA is in the process of analyzing the 18 predefined markets to determine if any operator or service provider has Significant Market Power.

The Netherlands

The Netherlands has recently brought into effect a communications law that broadly transposes the Directives. The NRA is currently analyzing the 18 predefined markets to determine if any operator or service provider has Significant Market Power, which could lead to obligations being placed on us, especially with respect to television distribution (where we faced obligations under the old regime). In the last quarter of 2004, the incumbent telecommunications operator, KPN, requested access to our network to distribute television programming. The NRA has denied the request of KPN, stating that we have no obligation to lease capacity on our network to KPN. There have been long-standing debates in The Netherlands regarding the desirability of requiring cable operators to open their networks to unaffiliated Internet service providers. To date these discussions have not led to a requirement for cable operators to offer such an access service.

The Dutch competition authority, NMA, is still investigating the price increases that we made with respect to our video services in 2004 to determine whether we abused our dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of our 2003 video revenues in The Netherlands and we would be obliged to reconsider the price increases. Historically, in many parts of the Netherlands, we are a party to contracts with local municipalities that seek to control aspects of our Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted our attempts to move away from the contracts.

Chile

Cable and telephony applications for permits and concessions are submitted to the Ministry of Transportation and Telecommunications, which, through the Subsecretary of Telecommunications or Subtel, is responsible for regulating, granting permits and concessions, registering and supervising all telecommunications providers. The Antitrust Court (Tribunal de Defensa de la Libre Competencia) also plays an important role in regulating telecommunications in Chile through its judgments. Wireline cable television permits are non-exclusive and granted for indefinite terms. Wireless television licenses permits have renewable terms of 10 years, while telecommunication concessions (for example, fixed or mobile telephony) have renewable 30-year terms. Wireline and wireless permits and concessions require operation in accordance with a technical plan submitted by the licensee together with the permit or concession application. Our businesses have cable permits in most major and medium sized markets in Chile. Cross ownership between cable television, Internet access and telephony is also permitted.

In general, the General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunication infrastructure without geographic restrictions or exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international and local long distance telecommunications services. Regulatory authorities currently determine prices charged to customers for local telecommunications services provided by incumbent local fixed telephony operators until the market is determined to be competitive. Charges for access (prices for terminating calls in fixed or mobile networks), other interconnection services and unbundling services are determined for all the operators, whether or not incumbent. To date, the regulatory authorities have determined prices charged to customers by the dominant local wireline telephony providers and the interconnection tariffs for several other operators. In all the cases, the authorities determine a maximum rate structure that shall be in force for a five-year period. Local service providers with concessions are obligated to provide service to all customers that are within their service area or are willing to pay for an extension to receive service. Local providers, whether or not incumbent, must also give long distance service providers equal access to their network connections applying regulated prices.

Competition

Markets for broadband distribution, including cable and satellite distribution, Internet access and telephony services, and video programming generally are highly competitive and rapidly evolving. Consequently, our businesses expect to face increased competition in these markets in the countries in which they operate, and specifically as a result of deregulation in the EU.

Broadband Distribution

Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) over-the-air broadcast television services; (2) DTH satellite service providers (systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises); (3) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (4) MMDS operators; (5) digital television terrestrial broadcasters; (6) other cable operators in the same communities that we serve; (7) other fixed-line telecommunications carriers and broadband providers, including the incumbent telecommunications operators, offering video products using DSL or ADSL technology or over fiber-to-the-home-networks; and (8) movie theaters, video stores and home video products. Our businesses also compete to varying degrees with more traditional sources of information and entertainment, such as newspapers, magazines, books, live entertainment/concerts and sporting events.

In some countries, our businesses face significant competition from other cable operators, while in other countries the primary competition is from DTH satellite service providers, digital television terrestrial broadcasters and/or other distributors of video programming using broadband networks. In some of our largest markets, including The Netherlands and France, we are facing increasing competition from video services offered by or over the network of the incumbent telecommunications operator. In Austria, the primary competition for video services is from satellite television service providers.

With respect to Internet access services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, other cable-based Internet service providers, non-cable-based Internet service providers and Internet portals, many of which have substantial resources. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed Internet access services using DSL and ADSL technology, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services to homes and businesses.

With respect to telephony services, our businesses face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and longstanding customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers and indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the introduction of carrier pre-selection, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services.

Programming Services

The business of providing programming for cable and satellite television distribution is highly competitive. Our programming businesses directly compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, these programming services compete, to varying degrees, for viewers and advertisers with other cable and over the air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), online activities, movies and other forms of news, information and entertainment.

Employees

As of December 31, 2004, our consolidated subsidiaries and we had an aggregate of approximately 11,000 employees. We believe that our employee relations are good.

(d) Financial Information About Geographic Areas

Financial information related to the geographic areas in which we do business appears in the notes to our consolidated financial statements included in Part II of this report.

(e) Available Information

We, as a reporting company, are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Also, our code of business conduct and ethics is available on our website and amendments to and waivers from the code of ethics will be disclosed through our website. The address of our website is http://www.unitedglobal.com.

ITEM 2. PROPERTIES

We lease our executive offices in Denver, Colorado. Our various operating companies lease or own their respective administrative offices, headend facilities, rights of way and other property necessary for their operations. The physical components of our broadband networks require maintenance and periodic upgrades to support the new services and products we introduce.

Our other subsidiaries and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we and our subsidiaries may become involved in litigation relating to claims arising out of our operations in the normal course of business. The following is a description of certain legal proceedings to which we or one of our subsidiaries is a party. We believe the ultimate resolution of these contingencies would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.

Movieco

On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration against our indirect wholly owned subsidiary United Pan-Europe Communications N.V. ("UPC"), with the International Court of Arbitration of the International Chamber of Commerce. The request contained claims that were based on a cable affiliation agreement entered into between the parties on December 21, 1999. In the proceedings, Movieco claimed (1) unpaid license fees due under the affiliation agreement, plus interest, (2) an order for specific performance of the affiliation agreement or, in the alternative, damages for breach of that agreement, and (3) legal and arbitration costs plus interest. On January 13, 2005, the Arbitral Tribunal rendered an award in which Movieco's claim for the unpaid license fees as described above was sustained and determined that UPC must pay $39.3 million of unpaid license fees, plus interest and legal fees of GBP 1.5 million. A total amount of $49.3 million in settlement of the award was paid during the first quarter of 2005. All other claims and counterclaims were dismissed.

Excite@Home

In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home which, if completed, would have merged UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003, by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleged breach of contract and fiduciary duty by us and Old UGC. The plaintiff filed a claim in the Old UGC bankruptcy proceedings of approximately $2.2 billion. On September 16, 2004, the Bankruptcy Court in the Old UGC bankruptcy proceedings estimated the claim against Old UGC at zero. On November 10, 2004, the Bankruptcy Court confirmed Old UGC's plan of reorganization, which provided that the claim of Excite@Home would receive no distribution and released both Old UGC and us from any liability in connection with such claim. The reorganization became effective on November 24, 2004. On February 15, 2005, the parties involved in the California proceeding agreed to dismiss the Excite@Home complaint.

Cignal

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications ("Cignal") filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering. A hearing was held on March 8, 2005, and a decision is expected in April 2005.

Class Action Lawsuits Relating to the Merger Transaction with LMI

Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit has been filed in the Denver District Court, State of Colorado, all purportedly on behalf of our public stockholders, regarding the announcement on January 18, 2005 of the execution by LMI and us of the agreement and plan of merger for the combination of our companies. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or our assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies, including damages for the public holders of our stock and an award of attorney's fees to plaintiffs' counsel. On February 11, 2005, the Delaware Court of Chancery consolidated the Delaware lawsuits. In connection with these lawsuits, defendants have been served with one request for production of documents. We believe the lawsuits are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of UGC was held on November 15, 2004. At the annual meeting, three matters were considered and acted upon: (i) the election of three directors of the Company to hold office until the 2007 annual meeting of stockholders and until their respective successors are elected and qualified; (ii) the approval of an amendment to our Equity Incentive Plan for employees, directors and consultants; and (iii) the ratification of the appointment of KPMG, LLP as our independent auditors for the fiscal year ending December 31, 2004. Each of the proposals was adopted. The following is a summary of the votes for each proposal:

Election of Robert R. Bennett as Director

	For	Against	Abstain	Not Voted	Total
Class A	258,792,968	–	–	95,266,061	354,059,029
Class B	104,934,610	–	–	–	104,934,610
Class C	3,858,282,030	–	–	–	3,858,282,030

Total	4,222,009,608	–	–	95,266,061	4,317,275,669

Election of Bernard G. Dvorak as Director

	For	Against	Abstain	Not Voted	Total
Class A	267,798,869	–	–	86,260,160	354,059,029
Class B	104,934,610	–	–	–	104,934,610
Class C	3,858,282,030	–	–	–	3,858,282,030

Total	4,231,015,509	–	–	86,260,160	4,317,275,669

Election of David B. Koff as Director

	For	Against	Abstain	Not Voted	Total
Class A	267,794,334	–	–	86,264,695	354,059,029
Class B	104,934,610	–	–	–	104,934,610
Class C	3,858,282,030	–	–	–	3,858,282,030

Total	4,231,010,974	–	–	86,264,695	4,317,275,669

Amended Incentive Plan Proposal

	For	Against	Abstain	Not Voted	Total
Class A	151,858,274	128,032,954	465,511	73,702,290	354,059,029
Class B	104,934,610	–	–	–	104,934,610
Class C	3,858,282,030	–	–	–	3,858,282,030

Total	4,115,074,914	128,032,954	465,511	73,702,290	4,317,275,669

Ratification of KPMG, LLP as independent auditors

	For	Against	Abstain	Not Voted	Total
Class A	350,571,416	3,416,288	71,325	–	354,059,029
Class B	104,934,610	–	–	–	104,934,610
Class C	3,858,282,030	–	–	–	3,858,282,030

Total	4,313,788,056	3,416,288	71,325	–	4,317,275,669

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A Common Stock trades on The Nasdaq National Market under the symbol "UCOMA." The following table shows the range of high and low sales prices of UCOMA reported on The Nasdaq National Market for the periods indicated:

	High	Low
Year ended December 31, 2003:
First Quarter	$3.22	$2.20
Second Quarter	$5.63	$2.81
Third Quarter	$7.70	$4.92
Fourth Quarter	$9.00	$5.95
Year ended December 31, 2004:
First Quarter	$10.90	$7.22
Second Quarter	$8.34	$6.50
Third Quarter	$7.51	$5.80
Fourth Quarter	$9.79	$7.18

(b) Holders

As of February 15, 2005, there were 176 holders of record of our Class A common stock, one holder of record of our Class B common stock and four holders of record of our Class C common stock.

(c) Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future. Pursuant to the Liberty Global merger agreement, we may not pay any dividends until the mergers are completed or the merger agreement is terminated. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On December 16, 2004, we issued 6,413,991 shares of our Class A common stock in a private transaction as consideration for our acquisition of PHL from LMI. On December 16, 2004, the closing price of our Class A common stock as reported on the Nasdaq National Market was $9.09 per share, making the value of the transaction approximately $58.3 million. This sale of our securities was made in reliance on the exemption from registration under the Securities Act of 1933 pursuant to section 4(2) thereof as a transaction not involving a public offering. These shares of Class A common stock have not yet been registered.

(f) Issuer Purchases of Equity Securities

The following table sets forth our purchases of our equity securities during 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
August 2004	283,700	$6.69	283,700	$98,093,000

September 2004	503,691	$6.81	787,391	$94,651,000

Total	787,391	$6.76	787,391	$94,651,000

All purchases were made pursuant to our stock repurchase program, which was announced on August 9, 2004. Our Board of Directors approved stock repurchases under this program of up to a total of $100 million in value. All of the shares repurchased during the period covered by this table consisted of shares of our Class A common stock and were acquired through open market purchases. The repurchase program has no expiration date. Pursuant to the Liberty Global merger agreement, we may not make any further purchases of our Class A common stock until the mergers are completed or the merger agreement is terminated.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our selected historical consolidated financial data. We prepared this information using our consolidated financial statements for the years ended December 31, 2000 through December 31, 2004. This information is only a summary, and is not necessarily comparable from period to period as a result of certain impairments, restructuring charges, gains on extinguishments of debt, acquisitions and dispositions, merger transactions, gains on issuance of common equity securities by subsidiaries and cumulative effects of changes in accounting principles. For this and other reasons, you should read it together with our historical financial statements and related notes and also with our management's discussion and analysis of financial condition and results of operations included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,525,446	$1,891,530	$1,515,021	$1,561,894	$1,251,034
Operating expenses	(1,014,628)	(785,132)	(789,457)	(1,062,394)	(893,682)
Selling, general and administrative expenses	(631,585)	(477,516)	(429,190)	(690,743)	(725,816)
Depreciation and amortization	(935,185)	(808,663)	(730,001)	(1,147,176)	(815,522)
Impairment of long-lived assets	(38,915)	(402,239)	(436,153)	(1,320,942)	–
Restructuring charges and other	(29,019)	(35,970)	(1,274)	(204,127)	–
Stock-based compensation	(116,661)	(38,024)	(28,228)	(8,818)	43,183

Operating loss	(240,547)	(656,014)	(899,282)	(2,872,306)	(1,140,803)
Interest income	23,823	13,054	38,315	104,696	133,297
Interest expense	(283,280)	(327,132)	(680,101)	(1,070,830)	(928,783)
Foreign currency transaction gains (losses), net	26,753	153,808	485,938	(148,192)	(215,900)
Gains on extinguishment of debt	35,787	2,183,997	2,208,782	3,447	–
Gains (losses) on sale of investments and other, net	12,325	279,442	117,262	(416,803)	6,194
Other (expense) income, net	(73,692)	(79,089)	57,781	(265,512)	117,574

Income (loss) before income taxes and other items	(498,831)	1,568,066	1,328,695	(4,665,500)	(2,028,421)
Income tax benefit (expense), net	101,105	(50,344)	(201,182)	40,661	2,897
Minority interests in losses (earnings) of subsidiaries and other, net	3,062	183,182	(67,103)	496,515	934,548
Share in results of affiliates, net	12,309	294,464	(72,142)	(386,441)	(129,914)

Income (loss) before cumulative effect of change in accounting principle	(382,355)	1,995,368	988,268	(4,514,765)	(1,220,890)
Cumulative effect of change in accounting principle	–	–	(1,344,722)	20,056	–

Net income (loss)	$(382,355)	$1,995,368	$(356,454)	$(4,494,709)	$(1,220,890)

Earnings per share:
Basic earnings (loss) per share	$(0.50)	$7.41	$(0.84)	$(41.29)	$(12.00)

Diluted earnings (loss) per share	$(0.50)	$7.41	$(0.83)	$(41.29)	$(12.00)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short- term liquid investments	$1,121,598	$337,547	$504,258	$1,085,711	$2,235,524
Other current assets, net	416,857	284,774	361,293	857,540	701,807
Property and equipment, net	4,193,095	3,342,743	3,640,211	3,692,485	3,880,657
Goodwill and intangible assets, net	2,615,877	2,772,067	1,264,109	2,843,922	5,154,907
Other non-current assets	786,870	362,540	161,723	558,982	1,174,057

Total assets	$9,134,297	$7,099,671	$5,931,594	$9,038,640	$13,146,952

Current liabilities	$1,422,249	$1,604,791	$7,423,688	$10,223,125	$1,553,765
Long-term portion of debt	4,844,624	3,615,902	472,671	1,643,893	9,699,121
Other long-term liabilities	375,103	383,725	917,963	456,447	66,615

Total liabilities	6,641,976	5,604,418	8,814,322	12,323,465	11,319,501
Minority interests in subsidiaries	96,378	22,761	1,402,146	1,240,665	1,884,568
Preferred stock	–	–	–	29,990	28,117
Stockholders' equity	2,395,943	1,472,492	(4,284,874)	(4,555,480)	(85,234)

Total liabilities and stockholders' equity	$9,134,297	$7,099,671	$5,931,594	$9,038,640	$13,146,952

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional information to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

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
  •
  Market Risk Management.    This section describes how we manage exposure to potential loss arising from adverse changes in interest rates, foreign exchange fluctuations and equity price fluctuations.
  •
  Critical Accounting Policies, Judgments and Estimates.    This section discusses those accounting policies that contain uncertainties and require significant judgment in their application.

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

  •
  economic and business conditions and industry trends in the countries in which we operate;
  •
  currency exchange risks;
  •
  consumer disposable income and spending levels, including the availability and amount of individual consumer debt;
  •
  consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;
  •
  consumer acceptance of new technology, programming alternatives and broadband services that we may offer;
  •
  our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;
  •
  spending on foreign television advertising;
  •
  the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

  •
  continued consolidation of the foreign broadband distribution industry;
  •
  uncertainties inherent in the development and integration of new business lines and business strategies;
  •
  the expanded deployment of personal video recorders and the impact on television advertising revenue;
  •
  capital spending for the acquisition and/or development of telecommunications networks and services;
  •
  uncertainties associated with product and service development and market acceptance, including the development and provision of programming, for new television and telecommunications technologies;
  •
  future financial performance, including availability, terms and deployment of capital;
  •
  the ability of suppliers and vendors to deliver products, equipment, software and services;
  •
  the outcome of any pending or threatened litigation;
  •
  availability of qualified personnel;
  •
  changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;
  •
  government intervention that opens our broadband distribution networks to competitors;
  •
  our ability to successfully negotiate rate increases with local authorities;
  •
  changes in the nature of key strategic relationships with partners and joint venturers;
  •
  competitor responses to our products and services, and the products and services of the entities in which we have interests; and
  •
  threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world.

You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a greater degree of risk than similar statements regarding certain other industries.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Overview

We are one of the largest broadband communications providers, in terms of aggregate number of subscribers and homes passed, outside the United States. We offer a variety of broadband distribution services over our cable networks in 16 different countries, including analog video, digital video, high-speed Internet access and telephony services. We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

We offer a full range of analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our analog video service offerings include basic programming and expanded basic programming. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including NVOD in some markets.

We offer high-speed Internet access services in 13 countries in Europe and three in Latin America. Residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. Our product offerings, (branded chello in Europe and Banda Ancha in Chile), include several tiers of always on, unlimited-use services with access speeds up to 16 Mbps. We determine pricing for each different tier of service through analysis of speed, data limits and other features.

We offer telephony services in six countries in Europe and Chile, primarily over our broadband networks. In Hungary we provide the majority of our telephony services over a traditional twisted copper pair network. We began offering telephony services in the Netherlands, Hungary and Chile in 2004 through VoIP, and we plan to launch VoIP telephony services in France, Austria, Norway, Sweden, Belgium, Poland and Czech Republic in 2005. In addition to basic dial tone service, we offer a full complement of services to subscribers including caller identification, call waiting, call forwarding, call blocking, speed dial, distinctive ringing, three-way calling, voice mail and second lines.

We continue to focus on growing our subscriber base and average revenue per subscriber by rolling out bundled entertainment, information and communications services, including upgrading the quality of our networks where appropriate, leveraging the reach of our broadband distribution systems to create new content opportunities and entering into strategic alliances and acquisitions in order to increase our distribution presence and maximize operating efficiencies.

During 2004 we added a total of 552,800 RGUs (excluding acquisitions) by selling our services to new and existing customers. This growth represents a 75% increase over our growth in 2003 on an organic basis. Including the acquisition of Noos, Chorus and several other smaller acquisitions, we added a total of 2.5 million RGUs in 2004. In addition to RGU growth, we have increased ARPU through rate increases and penetration of new services. Our Internet access services have been a key factor in this growth. We plan to increase revenue and operating cash flow in 2005 through rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and increasing penetration in higher ARPU services such as high-speed Internet access and telephone services. We also plan to increase RGUs, revenue and operating cash flow through acquisitions, as well as selectively extending and upgrading our existing networks.

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

The video, telephone and Internet access businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for labor and equipment costs. As technology changes in the video, telephone and Internet access industries, we may need to upgrade our systems to compete effectively in markets beyond what we currently plan. We may not have enough capital available from cash on hand, existing credit facilities and cash to be generated from operations for future capital needs. Our inability to pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures could limit our growth and harm our competitive position.

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

We rely on programming suppliers for the bulk of our programming content. Payments to these suppliers represent a significant portion of our operating costs. We have various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per customer or a percentage of our gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to us. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Our programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to our customers, increased costs to produce or purchase programming, inflationary increases and other factors. Increases in the cost of programming services have been offset in part by additional volume discounts as a result of our growth and our success in selling such services to our customers. Historically, we have been able to offset increased programming costs through increased prices to our customers. However, with the impact of competition and other marketplace factors, there is no assurance that we will be able to continue to do so. Generally, to the extent that a reduced number of customers receive a given channel, our costs of providing that channel in our line-up decreases under our programming agreements, although we may lose the benefit of certain volume discounts. We renegotiate the terms of our agreements with certain programmers as these agreements come due for renewal. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up by the programmers, which could result in a further loss of customer relationships. We may not be able to obtain sufficient high-quality programming for our digital video services on satisfactory terms or at all in order to offer compelling digital video services. This may reduce demand for our services, thereby lowering our future revenues. It may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plan. We may not be able to obtain attractive programming for our video services in the local language. This could further lower our revenues and profitability.

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

Results of Operations

Revenue

The following tables provide an analysis of our revenue by business segment for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages). The first two columns present our consolidated revenue for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects, or "F/X." These columns demonstrate what the revenue change would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Ireland, Belgium, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC corporate. Certain percentages are denoted as not meaningful ("n/m"). At the bottom of the table we subtract the consolidated revenue from our material acquisitions in 2004, Noos and Chorus (Ireland), to present our revenue growth without the results of these new businesses.

Revenue – 2004 vs. 2003

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$716,932	$592,223	$124,709	21.1%		$60,999	10.3%
Austria	299,874	260,162	39,712	15.3%		13,268	5.1%
France (excluding Noos)	128,862	113,946	14,916	13.1%		3,532	3.1%
France (Noos)	183,930	–	183,930	–		183,930	–
Norway	112,378	95,284	17,094	17.9%		11,815	12.4%
Sweden	88,080	75,057	13,023	17.4%		5,104	6.8%
Belgium	37,472	31,586	5,886	18.6%		2,558	8.1%
Ireland	48,953	–	48,953	–		48,953	–

Total Western Europe	1,616,481	1,168,258	448,223	38.4%		330,159	28.3%

Hungary	217,507	165,450	52,057	31.5%		31,105	18.8%
Poland	108,979	85,356	23,623	27.7%		16,388	19.2%
Czech Republic	79,905	63,348	16,557	26.1%		10,262	16.2%
Slovak Republic	32,671	25,467	7,204	28.3%		3,209	12.6%
Romania	26,955	20,189	6,766	33.5%		5,532	27.4%

Total Central and Eastern Europe	466,017	359,810	106,207	29.5%		66,496	18.5%

Corporate and other	26,273	32,563	(6,290)	(19.3%	)	(8,173)	(25.1%	)

Total UPC Broadband	2,108,771	1,560,631	548,140	35.1%		388,482	24.9%

chellomedia
Priority Telecom	118,956	121,330	(2,374)	(2.0%	)	(12,982)	(10.7%	)
Media	125,016	98,463	26,553	27.0%		15,459	15.7%
Investments	840	528	312	59.1%		239	45.3%

Total chellomedia	244,812	220,321	24,491	11.1%		2,716	1.2%

Intercompany eliminations	(138,983)	(127,055)	(11,928)	(9.4%	)	381	0.3%

Total Europe	2,214,600	1,653,897	560,703	33.9%		391,579	23.7%

Latin America:
Broadband
Chile (VTR)	299,951	229,835	70,116	30.5%		36,314	15.8%
Brazil, Peru and other	7,883	7,789	94	1.2%		94	1.2%

Total Latin America	307,834	237,624	70,210	29.5%		36,408	15.3%

Corporate and other	3,012	9	3,003	n/m		3,003	n/m

Total UGC	$2,525,446	$1,891,530	$633,916	33.5%		$430,990	22.8%

Less Noos and Chorus			$(232,883)	–		$(232,883)	–

Total UGC, excluding Noos and Chorus			$401,033	21.2%		$198,107	10.5%

Revenue increased $633.9 million, or 33.5%, for the year ended December 31, 2004 compared to the prior year. Excluding the effects of exchange rate fluctuations and our acquisition of Noos and Chorus, revenue increased $198.1 million, or 10.5%, for the year ended December 31, 2004 compared to the prior year, due to RGU growth and increased ARPU through rate increases and penetration of new services, as detailed below:

  •
  Revenue in the Netherlands increased 21.1% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 10.3%. ARPU increased 8.9% for the year ended December 31, 2004 compared to the prior year, primarily due to rate increases in cable television services and the impact of broadband Internet services, offset by reduced tariffs for telephone services as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market. Growth in average RGUs of 1.3% for the year ended December 31, 2004 provided the remainder of the increase in revenue, resulting primarily from the continued successful sale of broadband Internet services, with a 22.6% increase in subscriber numbers from year to year;
  •
  We previously announced that we would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. As previously reported, we have been enjoined from, or have voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, we have reached agreement with a vast majority of these municipalities, including the municipality of Amsterdam, allowing us to increase our cable tariffs to a standard rate of €15.20. We are currently negotiating with the other municipalities and expect a satisfactory resolution;
  •
  Revenue in Austria increased 15.3% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 5.1%. ARPU increased 0.2% for the year ended December 31, 2004 compared to the prior year, primarily due to the penetration of broadband Internet services, as broadband Internet subscribers increased 17.9% from year to year. This Internet subscriber growth was the major contributor to an overall average RGU increase of 4.9% for the year ended December 31, 2004 compared to the prior year;
  •
  Revenue in France, excluding Noos, increased 13.1% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, revenue increased 3.1% for the year ended December 31, 2004, compared to the prior year. ARPU decreased 6.6% for the year ended December 31, 2004 compared to the prior year, primarily due to the effect of a ten-fold increase in digital television subscribers from year to year (where the incremental revenue increase for a digital customer does not offset the impact of an additional RGU in the ARPU calculation), lower tariffs from telephone services, as lower outbound interconnect rates were passed through to the customer to maintain the service at a competitive level in the market, as well as reduced outbound telephone traffic as more customers migrate from dial-up Internet access to broadband Internet access and migrate from fixed-line telephone usage to cellular phone usage. This ARPU decrease was offset by an increase in average RGUs of 10.4% for the year ended December 31, 2004 compared to the prior year, primarily driven by digital television;
  •
  Revenue in Norway increased 17.9% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 12.4%. This increase was primarily due to ARPU increasing 9.0% for the year ended December 31, 2004 compared to the prior year, primarily due to cable television rate increases implemented in the first quarter of 2004, as well as growth in average RGUs of 3.1% for the year ended December 31, 2004 compared to the prior year;

  •
  Revenue in Sweden increased 17.4% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 6.8%. This increase was primarily due to an increase in average RGUs of 7.8% for the year ended December 31, 2004 compared to the prior year, reflecting the continued successful sale of digital television and broadband Internet services, offset by a decrease in ARPU of 1.0% for the year ended December 31, 2004 compared to the prior year, as a result of the movement of broadband Internet subscribers to lower tier services and the effect of a 55.1% increase in digital television subscribers from year to year (where the incremental revenue increase for a digital customer does not offset the impact of an additional RGU in the ARPU calculation);
  •
  Revenue in Hungary increased 31.5% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 18.8%. This increase was primarily due to ARPU increasing 9.8% for the year ended December 31, 2004 compared to the prior year, and growth in average RGUs of 8.2% for the year ended December 31, 2004 compared to the prior year. This increase in ARPU and RGUs resulted primarily from the continued successful sale of broadband Internet services, as well as continued demand for DTH and analog television services;
  •
  Revenue in Poland increased 27.7% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 19.2%. This increase was primarily due to ARPU increasing 16.9% for the year ended December 31, 2004 compared to the prior year, and to a lesser extent, growth in average RGUs of 1.9% for the year ended December 31, 2004 compared to the prior year. The increase in ARPU from year to year resulted primarily from growth in broadband Internet services, as broadband Internet subscribers increased 63.8% from year to year, in addition to price increases on analog video and broadband Internet services;
  •
  Revenue in Czech Republic increased 26.1% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 16.2%. This increase was primarily due to ARPU increasing 7.5% for the year ended December 31, 2004 compared to the prior year, reflecting the continued successful sale of broadband Internet services and movement to higher priced tiers of analog and DTH television services, as well as growth in average RGUs of 8.1% for the year ended December 31, 2004 compared to the prior year, reflecting the continued successful penetration of DTH television services and broadband Internet services;
  •
  Revenue for UGC Europe Corporate and other decreased 19.3% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such decrease was 25.1%, primarily as a result of lower network rental fees to Priority Telecom to maintain the service at a competitive level in the market;
  •
  Revenue for Priority Telecom decreased 2.0% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such decrease was 10.7%, primarily as a result of declining prices in a continuing weak wholesale telephone market;
  •
  Revenue for Media increased 27.0% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 15.7%, primarily as a result of chello broadband's agreement with UPC Broadband whereby chello broadband receives a percentage of UPC Broadband's revenue in exchange for providing

    Internet access, on-line content, product development, customer support, local language portals and marketing support; and

  •
  Revenue in Chile increased 30.5% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 15.8%. This increase was primarily due to growth in RGUs of 12.9% for the year ended December 31, 2004 compared to the prior year, due to the continued successful sale of VTR's analog cable television services, broadband Internet services and telephone services through improved direct sales, reduced churn and mass marketing initiatives. ARPU remained relatively flat from period to period due to significant competition in VTR's markets.

Revenue – 2003 vs. 2002

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2003	2002	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$592,223	$459,044	$133,179	29.0%		$35,346	7.7%
Austria	260,162	198,189	61,973	31.3%		19,026	9.6%
France (excluding Noos)	113,946	92,441	21,505	23.3%		2,681	2.9%
Norway	95,284	76,430	18,854	24.7%		8,407	11.0%
Sweden	75,057	52,560	22,497	42.8%		9,829	18.7%
Belgium	31,586	24,646	6,940	28.2%		1,725	7.0%

Total Western Europe	1,168,258	903,310	264,948	29.3%		77,014	8.5%

Hungary	165,450	124,046	41,404	33.4%		20,095	16.2%
Poland	85,356	76,090	9,266	12.2%		5,402	7.1%
Czech Republic	63,348	44,337	19,011	42.9%		9,976	22.5%
Slovak Republic	25,467	18,852	6,615	35.1%		1,866	9.9%
Romania	20,189	16,119	4,070	25.2%		4,803	29.8%

Total Central and Eastern Europe	359,810	279,444	80,366	28.8%		42,142	15.1%

Germany	–	28,069	(28,069)	(100%	)	(28,069)	(100%	)
Corporate and other	32,563	35,139	(2,576)	(7.3%	)	(8,504)	(24.2%	)

Total UPC Broadband	1,560,631	1,245,962	314,669	25.3%		82,583	6.6%

chellomedia
Priority Telecom	121,330	112,637	8,693	7.7%		(11,376)	(10.1%	)
Media	98,463	69,372	29,091	41.9%		12,834	18.5%
Investments	528	465	63	13.5%		(25)	(5.4%	)

Total chellomedia	220,321	182,474	37,847	20.7%		1,433	0.8%

Intercompany eliminations	(127,055)	(108,695)	(18,360)	(16.9%	)	2,609	2.4%

Total Europe	1,653,897	1,319,741	334,156	25.3%		86,625	6.6%

Latin America:
Broadband
Chile (VTR)	229,835	186,426	43,409	23.3%		42,319	22.7%
Brazil, Peru and other	7,789	7,011	778	11.1%		778	11.1%

Total Latin America	237,624	193,437	44,187	22.8%		43,097	22.3%

Corporate and other	9	1,843	(1,834)	n/m		(1,834)	n/m

Total UGC	$1,891,530	$1,515,021	$376,509	24.9%		$127,888	8.4%

Less Germany			$28,069	–		$28,069	–

Total UGC, excluding Germany			$404,578	27.2%		$155,957	10.5%

Revenue increased $376.5 million, or 24.9%, for the year ended December 31, 2003 compared to the prior year. Excluding the effects of exchange rate fluctuations and the deconsolidation of our business in Germany, revenue increased $156.0 million, or 10.5%, for the year ended December 31, 2003 compared to the prior year, due to RGU growth and increased ARPU through rate increases and penetration of new services, as detailed below:

  •
  Revenue in the Netherlands increased 29.0% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 7.7%. ARPU increased 6.8% for the year ended December 31, 2003 compared to the same period in the prior year, primarily due to rate increases in cable television services, as well as growth in average RGUs of 0.9% for the year ended December 31, 2003 compared to the prior year;
  •
  Revenue in Austria increased 31.3% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 9.6%. ARPU increased 3.4% for the year ended December 31, 2003 compared to the prior year, primarily due to the penetration of broadband Internet services, as broadband Internet subscribers increased 15.9% from year to year. This broadband Internet subscriber growth was a major contributor to an overall average RGU increase of 6.0% for the year ended December 31, 2003 compared to the prior year;
  •
  Revenue in France increased 23.3% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, revenue increased 2.9% for the year ended December 31, 2003 compared to the prior year. ARPU decreased 0.6% for the year ended December 31, 2003 compared to the prior year, as a result of increased penetration of broadband Internet services, offset by lower telephony revenue and an increase in the proportion of lower price subscribers within the total number of subscribers for analog television services. This ARPU decrease was offset by an increase in average RGUs of 3.5% for the year ended December 31, 2003 compared to the prior year, primarily driven by broadband Internet and analog television services growth;
  •
  Revenue in Norway increased 24.7% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 11.0%. This increase was primarily due to ARPU increasing 5.2% for the year ended December 31, 2003 compared to the prior year, and growth in average RGUs of 5.6% for the year ended December 31, 2003 compared to the prior year, primarily driven by broadband Internet and digital television services growth;
  •
  Revenue in Sweden increased 42.8% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 18.7%. This increase was primarily due to ARPU increasing 9.5% for the year ended December 31, 2003 compared to the prior year and growth in average RGUs of 8.5% for the year ended December 31, 2003 compared to the prior year, primarily driven by broadband Internet and digital television services growth;
  •
  Revenue in Hungary increased 33.4% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 16.2%. This increase was primarily due to ARPU increasing 8.8% for the year ended December 31, 2003 compared to the prior year, and growth in average RGUs of 6.9% for the year ended December 31, 2004 compared to the prior year. The increase in RGUs reflected the strong demand for broadband Internet, DTH and analog services, with the increase in ARPU resulting from the increased penetration of broadband Internet services and DTH television services, as subscribers for these services increased 47.1% and 30.3% from year to year, respectively, within the overall RGU increase;

  •
  Revenue in Poland increased 12.2% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 7.1%. This increase was primarily due to ARPU increasing 7.0% for the year ended December 31, 2003 compared to the prior year, and to a lesser extent, growth in average RGUs of 0.1% for the year ended December 31, 2003 compared to the prior year. The increase in ARPU from year to year resulted primarily from growth in broadband Internet services, as broadband Internet subscribers increased 134.5% from year to year;
  •
  Revenue in Czech Republic increased 42.9% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 22.5%. This increase was primarily due to ARPU increasing 18.9% for the year ended December 31, 2003 compared to the prior year, and growth in average RGUs of 3.1% for the year ended December 31, 2003 compared to the prior year. This increase in ARPU and RGUs resulted primarily from the penetration of broadband Internet services and DTH television services, as subscribers for these services increased 66.0% and 47.5%, respectively, from year to year within the overall RGU increase;
  •
  Revenue for UGC Europe Corporate and other decreased 7.3% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such decrease was 24.2%, primarily as a result of lower network rental fees to Priority Telecom to maintain the service at a competitive level in the market;
  •
  Revenue for Priority Telecom increased 7.7% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, revenue decreased 10.1%, primarily as a result of discontinued residential revenue, termination of certain interconnect revenue and price erosion and customer cancellations in a continuing weak wholesale market;
  •
  Revenue for Media increased 41.9% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 18.5%, primarily as a result of chello broadband's agreement with UPC Broadband whereby chello broadband receives a percentage of UPC Broadband's revenue in exchange for providing Internet access, on-line content, product development, customer support, local language portals and marketing support; and
  •
  Revenue in Chile increased 23.3% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, such increase was 22.7%. This increase was primarily due to growth in overall RGUs of 16.4% for the year ended December 31, 2003 primarily due to increased effectiveness of VTR's direct sales force and mass marketing initiatives for its Internet services, increased premium tier customers and a decrease in promotions and price discounts.

Operating Expense

Operating expense includes programming, network operations, customer operations, customer care and other direct costs. The following tables provide an analysis of our operating expense by business segment for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages). The first two columns present our consolidated operating expense for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the change in operating expense would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Ireland, Belgium, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC corporate. At the bottom of the table we subtract the consolidated operating expense from our material acquisitions in 2004, Noos and Chorus (Ireland), to present the change in operating expense without the results of these new businesses.

Operating Expense – 2004 vs. 2003

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects:
	2004	2003	$	%		$	%
Europe (UGC Europe)
UPC Broadband
The Netherlands	$243,975	$229,653	$14,322	6.2%		$(8,038)	(3.5%	)
Austria	136,675	118,457	18,218	15.4%		5,686	4.8%
France (other than Noos)	76,558	67,160	9,398	14.0%		2,351	3.5%
France (Noos)	92,076	–	92,076	–		92,076	–
Norway	57,462	49,422	8,040	16.3%		5,239	10.6%
Sweden	37,931	30,416	7,515	24.7%		3,984	13.1%
Belgium	14,994	13,466	1,528	11.3%		148	1.1%
Ireland	11,451	–	11,451	–		11,451	–

Total Western Europe	671,122	508,574	162,548	32.0%		112,897	22.2%

Hungary	98,681	77,653	21,028	27.1%		11,182	14.4%
Poland	52,434	41,165	11,269	27.4%		7,533	18.3%
Czech Republic	32,372	26,801	5,571	20.8%		2,921	10.9%
Slovak Republic	13,311	10,872	2,439	22.4%		783	7.2%
Romania	11,033	9,250	1,783	19.3%		1,711	18.5%

Total Central and Eastern Europe	207,831	165,741	42,090	25.4%		24,130	14.6%

Corporate and other	34,268	22,052	12,216	55.4%		9,063	41.1%

Total UPC Broadband	913,221	696,367	216,854	31.1%		146,090	21.0%

chellomedia
Priority Telecom	73,753	72,597	1,156	1.6%		(5,590)	(7.7%	)
Media	34,443	31,073	3,370	10.8%		218	0.7%

Total chellomedia	108,196	103,670	4,526	4.4%		(5,372)	(5.2%	)

Intercompany eliminations	(128,611)	(117,423)	(11,188)	(9.5%	)	587	0.5%

Total Europe	892,806	682,614	210,192	30.8%		141,305	20.7%

Latin America:
Broadband
Chile (VTR)	116,131	96,965	19,166	19.8%		5,818	6.0%
Brazil, Peru and other	5,691	5,553	138	2.5%		138	2.5%

Total Latin America	121,822	102,518	19,304	18.8%		5,956	5.8%

Total UGC	$1,014,628	$785,132	$229,496	29.2%		$147,261	18.8%

Less Noos and Chorus			$(103,527)	–		$(103,527)	–

Total UGC, excluding Noos and Chorus			$125,969	16.0%		$43,734	5.6%

Operating expense increased $229.5 million, or 29.2%, for the year ended December 31, 2004 compared to the prior year. Excluding the effects of exchange rate fluctuations and the Noos and Chorus acquisitions, operating expense increased $43.7 million, or 5.6%, for the year ended December 31, 2004 compared to the prior year.

Operating expense for UPC Broadband increased 31.1% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of exchange rate fluctuations and the Noos and Chorus acquisitions, UPC Broadband operating expense increased 6.1%, for the year ended December 31, 2004 compared to the prior year, primarily due to:

  (i)
  an increase of $27.0 million in customer operation expenses as a result of higher numbers of new and reconnecting subscribers during 2004 compared to the prior year. This higher activity level required additional staff and outsourced contractors;

  (ii)
  an increase of $26.5 million in direct programming costs related to subscriber growth and in certain markets, an increase in channels on the analog and digital platforms. This amount includes the impact of a $16.1 million contract termination cost during the fourth quarter of 2004;

  (iii)
  an increase of $9.7 million in intercompany costs for broadband Internet services under the revenue sharing agreement between UPC Broadband and chellomedia which increased broadband internet revenue; and

  (iv)
  customary annual wage increases.

These increases were partially offset by decreases in operating expense resulting from:

  (i)
  net cost reductions of $15.0 million across network operations, customer care and billing and collection activities. This reduction was due to improved cost controls across all aspects of the business, including more effective procurement of support services, lower billing and collections charges, with bad debt charges in particular reduced in the Netherlands, and the increasing operational leverage of the business;

  (ii)
  reduced telephone direct costs of $5.8 million during the year ended December 31, 2004 compared to the prior year primarily due to decreases in outbound interconnect rates; and

  (iii)
  cost savings in The Netherlands through a restructuring plan implemented in the second quarter of 2004 whereby the management structure was changed from a three-region model to a centralized management organization.

Operating expense for VTR increased 19.8% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of positive foreign exchange fluctuations, such increase was 6.0%, primarily due to increases in variable costs such as domestic and international access charges, programming costs, maintenance and technical services, all driven by RGU growth.

Operating Expense – 2003 vs. 2002

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects:
	2003	2002	$	%		$	%
Europe (UGC Europe)
UPC Broadband
The Netherlands	$229,653	$251,614	$(21,961)	(8.7%	)	$(58,878)	(23.4%	)
Austria	118,457	100,849	17,608	17.5%		(1,412)	(1.4%	)
France (other than Noos)	67,160	72,120	(4,960)	(6.9%	)	(15,794)	(21.9%	)
Norway	49,422	43,461	5,961	13.7%		695	1.6%
Sweden	30,416	26,683	3,733	14.0%		(987)	(3.7%	)
Belgium	13,466	7,377	6,089	82.5%		3,925	53.2%

Total Western Europe	508,574	502,104	6,470	1.3%		(72,451)	(14.4%	)

Hungary	77,653	61,815	15,838	25.6%		6,243	10.1%
Poland	41,165	41,780	(615)	(1.5%	)	(2,256)	(5.4%	)
Czech Republic	26,801	25,546	1,255	4.9%		(2,452)	(9.6%	)
Slovak Republic	10,872	9,708	1,164	12.0%		(835)	(8.6%	)
Romania	9,250	5,983	3,267	54.6%		3,249	54.3%

Total Central and Eastern Europe	165,741	144,832	20,909	14.4%		3,949	2.7%

Germany	–	14,332	(14,332)	(100%	)	(14,332)	(100%	)
Corporate and other	22,052	330	21,722	n/m		18,168	n/m

Total UPC Broadband	696,367	661,598	34,769	5.3%		(64,666)	(9.8%	)

chellomedia
Priority Telecom	72,597	87,426	(14,829)	(17.0%	)	(26,490)	(30.3%	)
Media	31,073	40,360	(9,287)	(23.0%	)	(14,287)	(35.4%	)
Investments	–	839	(839)	(100%	)	(839)	(100%	)

Total chellomedia	103,670	128,625	(24,955)	(19.4%	)	(41,616)	(32.4%	)

Intercompany eliminations	(117,423)	(96,762)	(20,661)	(21.4%	)	(1,742)	(1.8%	)

Total Europe	682,614	693,461	(10,847)	(1.6%	)	(108,024)	(15.6%	)

Latin America:
Broadband
Chile (VTR)	96,965	93,243	3,722	4.0%		3,730	4.0%
Brazil, Peru and other	5,553	2,753	2,800	101.7%		2,800	101.7%

Total Latin America	102,518	95,996	6,522	6.8%		6,530	6.8%

Total UGC	$785,132	$789,457	$(4,325)	(0.5%	)	$(101,494)	(12.9%	)

Less Germany			$14,332	–		$14,332	–

Total UGC, excluding Germany			$10,007	1.3%		$(87,162)	(11.2%	)

Operating expense decreased $4.3 million, or 0.5%, for the year ended December 31, 2003 compared to the prior year. Excluding the effects of exchange rate fluctuations and the deconsolidation of our business in Germany, operating expense decreased $87.2 million, or 11.2%, for the year ended December 31, 2003 compared to the prior year.

Operating expense for UPC Broadband increased 5.3% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of exchange rate fluctuations and the deconsolidation of Germany, operating expense decreased 7.8% for the year ended December 31, 2003 compared to the prior year, primarily due to:

  (i)
  a decrease of $23.8 million in billing and collection charges, reflecting improved receivables management and lower bad debt charges, particularly in the Netherlands and France, where reduced bad debt charges accounted for over 75% of the total reduction;

  (ii)
  a decrease of $13.7 million in telephone outbound interconnect costs, which offset a $13.6 million increase in intercompany cost for broadband Internet services under the revenue sharing agreement between UPC Broadband and chellomedia that flowed from the increase in broadband Internet revenue;

  (iii)
  a decrease of $3.2 million in programming costs, due to a year over year reduction in the DTH business from the closure of an uplink facility, which outweighed the impact of subscriber growth; and

  (iv)
  a decrease of $26.8 million in other direct costs, reflecting the benefit of improved cost control across all aspects of the business, including the benefit of restructuring activities, other cost cutting initiatives, continued improvements in processes and systems and organizational rationalization. More effective procurement processes resulted in more favorable terms from major vendors.

Operating expense for VTR increased 4.0% for the year ended December 31, 2003 compared to the prior year, primarily due to increases in variable costs such as domestic and international access charges, maintenance and technical services, all driven by RGU growth.

Selling, General and Administrative Expense

SG&A expense includes human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses. The following tables provide an analysis of our SG&A expense by business segment for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages). The first two columns present our consolidated SG&A expense for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the change in SG&A expense would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Ireland, Belgium, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC corporate. At the bottom of the table we subtract the consolidated SG&A expense from our material acquisitions in 2004, Noos and Chorus (Ireland), to present the change in SG&A expense without the results of these new businesses.

SG&A – 2004 vs. 2003

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$111,692	$95,495	$16,197	17.0%		$6,016	6.3%
Austria	51,249	43,427	7,822	18.0%		3,344	7.7%
France (other than Noos)	39,399	32,866	6,533	19.9%		3,188	9.7%
France (Noos)	51,069	–	51,069	–		51,069	–
Norway	17,850	17,949	(99)	(0.6%	)	(808)	(4.5%	)
Sweden	16,728	12,814	3,914	30.5%		2,345	18.3%
Belgium	5,727	5,814	(87)	(1.5%	)	(593)	(10.2%	)
Ireland	25,707	–	25,707	–		25,707	–

Total Western Europe	319,421	208,365	111,056	53.3%		90,268	43.3%

Hungary	32,408	24,440	7,968	32.6%		4,839	19.8%
Poland	20,230	19,305	925	4.8%		(483)	(2.5%	)
Czech Republic	13,645	11,890	1,755	14.8%		642	5.4%
Slovak Republic	5,594	3,977	1,617	40.7%		919	23.1%
Romania	3,944	3,008	936	31.1%		(120)	(4.0%	)

Total Central and Eastern Europe	75,821	62,620	13,201	21.1%		5,797	9.3%

Corporate and other	75,609	56,602	19,007	33.6%		13,358	23.6%

Total UPC Broadband	470,851	327,587	143,264	43.7%		109,423	33.4%

chellomedia
Priority Telecom	28,020	34,203	(6,183)	(18.1%	)	(8,482)	(24.8%	)
Media	54,238	44,516	9,722	21.8%		5,075	11.4%
Investments	1,342	1,561	(219)	(14.0%	)	(340)	(21.8%	)

Total chellomedia	83,600	80,280	3,320	4.1%		(3,747)	(4.7%	)

Intercompany eliminations	(10,372)	(9,632)	(740)	(7.7%	)	(206)	(2.1%	)

Total Europe	544,079	398,235	145,844	36.6%		105,470	26.5%

Latin America:
Broadband
Chile (VTR)	75,068	62,919	12,149	19.3%		3,775	6.0%
Brazil, Peru and other	1,766	2,149	(383)	(17.8%	)	(383)	(17.8%	)

Total Latin America	76,834	65,068	11,766	18.1%		3,392	5.2%

Corporate and other	10,672	14,213	(3,541)	(24.9%	)	(3,541)	(24.9%	)

Total UGC	$631,585	$477,516	$154,069	32.3%		$105,321	22.1%

Less Noos and Chorus			$(76,776)	–		$(76,776)	–

Total UGC, excluding Noos and Chorus			$77,293	16.2%		$28,545	6.0%

SG&A expense increased $154.1 million, or 32.3%, for the year ended December 31, 2004 compared to the prior year. Excluding the effects of exchange rate fluctuations and the Noos and Chorus acquisitions, SG&A expense increased $28.5 million, or 6.0%, for the year ended December 31, 2004 compared to prior year.

SG&A expense for UPC Broadband increased 43.7% for the year ended December 31, 2004 compared to the prior year. Excluding the effects of exchange rate fluctuations and the Noos and Chorus acquisitions, UPC Broadband's SG&A expense increased 10.0% for the year ended December 31, 2004 compared to the prior year, primarily due to:

  (i)
  an increase of $24.6 million in marketing expenditures to support subscriber growth and new digital programming services;

  (ii)
  higher legal, accounting and other professional advisory fees due, in part, to requirements of the Sarbanes-Oxley Act of 2002;

  (iii)
  customary annual wage increases; and

  (iv)
  increased consulting and other information technology support costs associated with the implementation of new customer care systems in several countries and our subscriber management system in Austria.

These increases were partly offset by continuing cost control across all aspects of the business and cost savings resulting from The Netherlands' restructuring that was implemented during the second quarter of 2004.

SG&A expense for VTR increased 19.3% for the year ended December 31, 2004 compared to prior year. Excluding the effects of foreign exchange fluctuations, such increase was 6.0%, primarily due to an increase in commissions and marketing costs as a result of RGU growth and increased competition, annual wage increases and higher legal, accounting and other professional advisory fees due in part to requirements of the Sarbanes-Oxley Act of 2002.

SG&A – 2003 vs. 2002

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2003	2002	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$95,495	$88,101	$7,394	8.4%		$(9,691)	(11.0%	)
Austria	43,427	32,678	10,749	32.9%		2,680	8.2%
France (other than Noos)	32,866	30,767	2,099	6.8%		(3,538)	(11.5%	)
Norway	17,949	15,934	2,015	12.6%		(271)	(1.7%	)
Sweden	12,814	9,973	2,841	28.5%		209	2.1%
Belgium	5,814	8,929	(3,115)	(34.9%	)	(679)	(7.6%	)

Total Western Europe	208,365	186,382	21,983	11.8%		(11,290)	(6.1%	)

Hungary	24,440	20,744	3,696	17.8%		41	0.2%
Poland	19,305	18,516	789	4.3%		(352)	(1.9%	)
Czech Republic	11,890	9,550	2,340	24.5%		487	5.1%
Slovak Republic	3,977	4,204	(227)	(5.4%	)	(1,022)	(24.3%	)
Romania	3,008	3,557	(549)	(15.4%	)	381	10.7%

Total Central and Eastern Europe	62,620	56,571	6,049	10.7%		(465)	(0.8%	)

Germany	–	1,175	(1,175)	(100%	)	(1,175)	(100%	)
Corporate and other	56,602	60,536	(3,934)	(6.5%	)	(14,105)	(23.3%	)

Total UPC Broadband	327,587	304,664	22,923	7.5%		(27,035)	(8.9%	)

chellomedia
Priority Telecom	34,203	29,020	5,183	17.9%		(813)	(2.8%	)
Media	44,516	33,863	10,653	31.5%		3,183	9.4%
Investments	1,561	–	1,561	–		1,561	–

Total chellomedia	80,280	62,883	17,397	27.7%		3,931	6.3%

Intercompany eliminations	(9,632)	(11,933)	2,301	19.3%		4,351	36.5%

Total Europe	398,235	355,614	42,621	12.0%		(18,753)	(5.3%	)

Latin America:
Broadband
Chile (VTR)	62,919	51,224	11,695	22.8%		11,321	22.1%
Brazil, Peru and other	2,149	6,603	(4,454)	(67.5%	)	(4,457)	(67.5%	)

Total Latin America	65,068	57,827	7,241	12.5%		6,864	11.9%

Corporate and other	14,213	15,749	(1,536)	(9.8%	)	(1,543)	(9.8%	)

Total UGC	$477,516	$429,190	$48,326	11.3%		$(13,432)	(3.1%	)

Less Germany			$1,175	–		$1,175	–

Total UGC, excluding Germany			$49,501	11.6%		$(12,257)	(2.9%	)

SG&A expense increased $48.3 million, or 11.3%, for the year ended December 31, 2003 compared to the prior year. Excluding the effects of exchange rate fluctuations and the deconsolidation of our business in Germany, SG&A expenses decreased $12.3 million, or 2.9%, for the year ended December 31, 2003 compared to prior year.

SG&A expense for UPC Broadband increased 7.5%, for the year ended December 31, 2003 compared to the prior year. Excluding the effects of exchange rate fluctuations and the deconsolidation of Germany, SG&A expense decreased 8.5% for the year ended December 31, 2003 compared to the prior year, primarily due to improved operational cost control through restructuring activities and other cost cutting activities, which more than offset the year on year increase in marketing expenditures to support subscriber growth.

SG&A expense for VTR increased 22.8% for the year ended December 31, 2003 compared to the prior year. Excluding the effects of foreign exchange fluctuations, SG&A expense increased 22.1%, primarily due to an increase in commissions and marketing costs as a result of RGU growth and increased competition, annual wage increases and higher professional advisory fees.

Operating Cash Flow

Operating Cash Flow is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, Operating Cash Flow is defined as revenue less operating, selling, general and administrative expenses (excluding depreciation and amortization, impairment of long-lived assets, restructuring charges and other and stock-based compensation). We believe Operating Cash Flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Operating Cash Flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Operating Cash Flow distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Operating Cash Flow is important because analysts and investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Operating Cash Flow to our consolidated net income as presented in our consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Operating Cash Flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance. Please refer to our segment information in the accompanying notes to our audited consolidated financial statements for a reconciliation of total segment Operating Cash Flow to consolidated net income (loss).

The following tables provide an analysis of our Operating Cash Flow by business segment for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages). The first two columns present our consolidated Operating Cash Flow for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the Operating Cash Flow change would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Belgium, Ireland, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other UGC corporate. At the bottom of the table we subtract the consolidated operating cash flow from our material acquisitions in 2004, Noos and Chorus (Ireland), to present our operating cash flow growth without the results of these new businesses.

Operating Cash Flow – 2004 vs. 2003

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2004	2003	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$361,265	$267,075	$94,190	35.3%		$63,021	23.6%
Austria	111,950	98,278	13,672	13.9%		4,238	4.3%
France (other than Noos)	12,905	13,920	(1,015)	(7.3%	)	(2,007)	(14.4%	)
France (Noos)	40,785	–	40,785	–		40,785	–
Norway	37,066	27,913	9,153	32.8%		7,384	26.5%
Sweden	33,421	31,827	1,594	5.0%		(1,225)	(3.8%	)
Belgium	16,751	12,306	4,445	36.1%		3,003	24.4%
Ireland	11,795	–	11,795	–		11,795	–

Total Western Europe	625,938	451,319	174,619	38.7%		126,994	28.1%

Hungary	86,418	63,357	23,061	36.4%		15,084	23.8%
Poland	36,315	24,886	11,429	45.9%		9,338	37.5%
Czech Republic	33,888	24,657	9,231	37.4%		6,699	27.2%
Slovak Republic	13,766	10,618	3,148	29.6%		1,507	14.2%
Romania	11,978	7,931	4,047	51.0%		3,941	49.7%

Total Central and Eastern Europe	182,365	131,449	50,916	38.7%		36,569	27.8%

Corporate and other	(83,604)	(46,091)	(37,513)	(81.4%	)	(30,594)	(66.4%	)

Total UPC Broadband	724,699	536,677	188,022	35.0%		132,969	24.8%

chellomedia
Priority Telecom	17,183	14,530	2,653	18.3%		1,090	7.5%
Media	36,335	22,874	13,461	58.8%		10,166	44.4%
Investments	(502)	(1,033)	531	51.4%		579	56.1%

Total chellomedia	53,016	36,371	16,645	45.8%		11,835	32.5%

Total Europe	777,715	573,048	204,667	35.7%		144,804	25.3%

Latin America:
Broadband
Chile (VTR)	108,752	69,951	38,801	55.5%		26,721	38.2%
Brazil, Peru and other	426	87	339	389.7%		339	389.7%

Total Latin America	109,178	70,038	39,140	55.9%		27,060	38.6%

Corporate and other	(7,660)	(14,204)	6,544	46.1%		6,544	46.1%

Total UGC	$879,233	$628,882	$250,351	39.8%		$178,408	28.4%

Less Noos and Chorus			$(52,580)	–		$(52,580)	–

Total UGC, excluding Noos and Chorus			$197,771	31.4%		$125,828	20.0%

Operating Cash Flow – 2003 vs. 2002

	Year Ended December 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2003	2002	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$267,075	$119,329	$147,746	123.8%		$103,915	87.1%
Austria	98,278	64,662	33,616	52.0%		17,758	27.5%
France (other than Noos)	13,920	(10,446)	24,366	233.3%		22,013	210.7%
Norway	27,913	17,035	10,878	63.9%		7,983	46.9%
Sweden	31,827	15,904	15,923	100.1%		10,607	66.7%
Belgium	12,306	8,340	3,966	47.6%		(1,521)	(18.2%	)

Total Western Europe	451,319	214,824	236,495	110.1%		160,755	74.8%

Hungary	63,357	41,487	21,870	52.7%		13,811	33.3%
Poland	24,886	15,794	9,092	57.6%		8,010	50.7%
Czech Republic	24,657	9,241	15,416	166.8%		11,941	129.2%
Slovak Republic	10,618	4,940	5,678	114.9%		3,723	75.4%
Romania	7,931	6,579	1,352	20.6%		1,173	17.8%

Total Central and Eastern Europe	131,449	78,041	53,408	68.4%		38,658	49.5%

Germany	–	12,562	(12,562)	(100%	)	(12,562)	(100%	)
Corporate and other	(46,091)	(25,727)	(20,364)	(79.2%	)	(12,567)	(48.8%	)

Total UPC Broadband	536,677	279,700	256,977	91.9%		174,284	62.3%

chellomedia
Priority Telecom	14,530	(3,809)	18,339	481.5%		15,927	418.1%
Media	22,874	(4,851)	27,725	571.5%		23,938	493.5%
Investments	(1,033)	(374)	(659)	(176.2%	)	(747)	(199.7%	)

Total chellomedia	36,371	(9,034)	45,405	502.6%		39,118	433.0%

Total Europe	573,048	270,666	302,382	111.7%		213,402	78.8%

Latin America:
Broadband
Chile (VTR)	69,951	41,959	27,992	66.7%		27,268	65.0%
Brazil, Peru and other	87	(2,345)	2,432	103.7%		2,435	103.8%

Total Latin America	70,038	39,614	30,424	76.8%		29,703	75.0%

Corporate and other	(14,204)	(13,906)	(298)	(2.1%	)	(291)	(2.1%	)

Total UGC	$628,882	$296,374	$332,508	112.2%		$242,814	81.9%

Less Germany			$12,562	–		$12,562	–

Total UGC, excluding Germany			$345,070	121.6%		$255,376	90.0%

Please refer to our discussion of revenue, operating expense and selling, general and administrative expense for further analysis.

Depreciation and Amortization

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Depreciation	$(869,612)	$(804,937)	$(713,370)
Amortization	(65,573)	(3,726)	(16,631)

Total	$(935,185)	$(808,663)	$(730,001)

Depreciation and amortization expense increased $126.5 million for the year ended December 31, 2004 compared to the prior year. Excluding the effect of foreign currency exchange fluctuations and our acquisitions of Noos and Chorus, depreciation and amortization expense decreased $51.4 million for the year ended December 31, 2004 compared to the prior year, primarily due to significant impairments in France in the fourth quarter of 2003 that reduced our basis in property and equipment. This decrease was offset by the amortization of finite-lived intangible assets such as customer relationships, recorded in connection with the UGC Europe exchange offer in December 2003 and the Founders Transaction in January 2004. Depreciation and amortization increased $78.7 million for the year ended December 31, 2003 compared to the prior year. Excluding the effect of foreign currency exchange fluctuations, depreciation and amortization expense decreased $42.0 million for the year ended December 31, 2003 compared to the prior year, primarily due to an overall reduction in capital expenditures and significant impairments of long-lived assets in 2002 that reduced our asset basis.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
UPC Broadband	$(4,794)	$(395,686)	$(75,305)
Priority Telecom	(27,066)	(397)	(359,237)
Other	(7,055)	(6,156)	(1,611)

Total	$(38,915)	$(402,239)	$(436,153)

During the second quarter of 2004, we recorded an impairment charge of $16.1 million on certain tangible fixed assets of our wholly owned subsidiary, Priority Telecom. The impairment assessment was triggered by competitive factors in 2004 that led to a greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using a discounted cash flow analysis, along with other available market data. In the fourth quarter of 2004, we recorded an impairment of $11.0 million for certain tangible fixed assets in the Netherlands. In addition, during 2004 we recorded several minor impairments for long-lived assets that had no future service potential due to changes in management's plans.

During the fourth quarter of 2003, the following events took place that indicated the long-lived assets in our French asset group were potentially impaired: (i) we entered into preliminary discussions regarding the merger of our French assets into a new company, which indicated a potential decline in the fair value of these assets; (ii) we made downward revisions to the revenue and Operating Cash Flow projections for France in our long-range plan, due to actual results continuing to fall short of expectations; and (iii) we performed a fair value analysis of all the assets of UGC Europe in connection with the UGC Europe exchange offer that confirmed a decrease in fair value for our French assets. As a result, we determined a triggering event had occurred in the fourth quarter of 2003. We performed a cash flow analysis, which indicated the carrying amount of our long-lived assets in France exceeded the sum of the undiscounted cash flows expected to result from the use of these assets. Accordingly, we performed a discounted cash flow analysis and recorded an impairment of $384.9 million and $8.4 million for the difference between the fair value and the carrying amount of property and equipment and other long-lived assets, respectively. We also recorded a total of $8.9 million for other impairments in 2003.

Based on our annual impairment test as of December 31, 2002, we recorded an impairment charge of $344.8 million and $18.0 million on goodwill related to Priority Telecom and UPC Romania, respectively. In addition, we wrote off other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic, Czech Republic and Priority Telecom amounting to $73.4 million for the year ended December 31, 2002.

Restructuring Charges and Other

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
UPC Broadband	$(21,660)	$(7,507)	$(13,903)
chellomedia	(4,172)	–	17,695
Litigation settlements	–	(22,200)	–
UGC Europe exchange offer costs	–	(6,692)	–
Other	(3,187)	429	(5,066)

	$(29,019)	$(35,970)	$(1,274)

In May and September 2004, our Netherlands operations recorded an aggregate charge of $5.7 million for severance benefits as a result of a restructuring plan to change its management structure from a three-region model to a centralized management organization, eliminating certain redundancies and vacating an office lease. In December 2004, our Netherlands operations changed its estimate regarding the timing and amount of sub-lease income related to a restructuring plan that was finalized in 2001. While the office space under lease remains vacated we have been unable to sub-lease this space and cannot predict that we will be able to for the foreseeable future. Accordingly, the restructuring liability has been adjusted by approximately $16.0 million to reflect our best estimate regarding future sub-lease income for the vacated property. The remaining $4.2 million of restructuring charges in 2004 related to various redundancy eliminations and other streamlining efforts at chellomedia and Priority Telecom.

In 2002 and 2003, UPC Broadband and chellomedia implemented various restructuring plans to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC's operations to permanently eliminate open positions resulting from normal employee attrition. In 2002 the restructuring liability was adjusted to reflect changes in estimates from new sub-leases, favorable programming negotiations and other.

In January 2004, our Chief Executive Officer resigned and received certain benefits totaling $3.2 million. In 2003, we recorded a $6.0 million provision for the future settlement of litigation related to our Polish DTH business and a $16.2 million provision for the future settlement of litigation with our partner in France. In December 2003, UGC Europe incurred costs related to the UGC Europe exchange offer and merger totaling $6.7 million.

Stock-Based Compensation

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Incentive Plan (SARs)	$(50,291)	$(8,782)	$–
Employee Plan and Director Plans	(65,827)	–	–
UPC Plan, taxes and other	(543)	(29,242)	(28,228)

Total	$(116,661)	$(38,024)	$(28,228)

We account for our fixed and variable stock-based compensation plans using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. As a result of the modification of certain terms of our stock options in connection with our February 2004 rights offering, we began accounting for our stock options that were granted prior to February 2004 as variable-plan options. Stock options granted subsequent to February 2004 are accounted for as fixed-plan options. We also record stock-based compensation expense as a result of applying variable-plan accounting to our stock appreciation rights ("SARs") using the accelerated expense attribution method. We began granting SAR awards in October 2003.

Interest Expense

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Pay:
UPC Broadband Bank Facility	$(220,516)	$(254,900)	$(244,785)
UGC Convertible Notes	(7,971)	–	–
VTR Bank Facility	(6,863)	(9,373)	(12,917)
Old UGC Senior Notes	(2,963)	(2,375)	–
UPC and subsidiaries' senior notes and other	(23,379)	(9,751)	(188,152)

	(261,692)	(276,399)	(445,854)

Non Cash:
Amortization of deferred financing costs	(21,388)	(21,268)	(23,072)
Senior discount notes accretion and other	(200)	(29,465)	(211,175)

	(21,588)	(50,733)	(234,247)

Total	$(283,280)	$(327,132)	$(680,101)

Interest expense decreased for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign currency exchange fluctuations and our acquisition of Noos and Chorus, interest expense decreased $80.4 million for the year ended December 31, 2004 compared to the prior year, due to lower interest cost on the UPC Broadband Bank Facility as a result of several recent refinancing transactions, as well as the cessation of accretion of interest on the UPC Polska Notes in July 2003 as a result of UPC Polska's bankruptcy filing. Interest expense decreased $353.0 million for the year ended December 31, 2003 compared to the prior year. Excluding the effect of foreign currency exchange fluctuations, interest expense decreased $417.4 million for the year ended December 31, 2003 compared to the prior year, primarily due to the cessation of accretion of interest on UPC's senior discount notes on December 3, 2002 as a result of UPC's bankruptcy filing.

Foreign Currency Transaction Gains (Losses)

Foreign currency transaction gains decreased significantly from 2002 to 2003 and from 2003 to 2004, primarily due to the extinguishment of approximately $4.6 billion in U.S. dollar-denominated debt upon completion of UPC's reorganization in September 2003.

Losses on Derivative Instruments

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest rate caps	$(20,318)	$—	$—
Cross-currency and interest rate swaps	(43,779)	(35,424)	138,398
Embedded foreign exchange derivatives	3,860	—	—

Total	$(60,237)	$(35,424)	$138,398

During the first quarter of 2003, we purchased interest rate caps related to the UPC Broadband Bank Facility that capped the variable EURIBOR interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. As we were able to fix our variable interest rates below 3.0% on the UPC Broadband Bank Facility during 2003 and 2004, all of these caps expired without being exercised. During the first and second quarter of 2004, we purchased interest rate caps for a total of $21.4 million, capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion.

In June 2003, we entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Tranche C in December 2004, we paid down this swap with a cash payment of $59.1 million and unwound a notional amount of $171.5 million. The remainder of the swap is for a notional amount of $176.0 million, and the euro to U.S. dollar exchange rate has been reset at 1.3158 to 1. In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, we entered into a seven year cross currency and interest rate swap pursuant to which a notional amount of $525.0 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR +310 basis points for the same time period.

In 1999 and 2000, UPC entered into various cross-currency and interest rate swaps on its senior notes and senior discount notes. Through June 2002, the changes in fair value of these derivative contracts were recorded in the consolidated statement of operations. In 2002, we executed a cross currency swap related to the UPC Broadband Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. On November 29, 2002, the swap was settled for €64.6 million. We also executed an interest rate swap related to the UPC Broadband Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the EURIBOR portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, and accordingly, the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity until the expiration of this swap on April 15, 2003.

Gains on Sale of Investments in Affiliates and Other

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Telenet restructuring	$10,517	$–	$–
UAP transaction	–	284,702	–
UPC Germany transaction	–	–	147,925
Other	1,808	(5,260)	(30,663)

Total	$12,325	$279,442	$117,262

On March 29, 2002, our indirect 50.0% owned affiliate, United Australia/Pacific, Inc. ("UAP"), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S.

Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003. Upon consummation of the UAP Plan, we recognized $284.7 million for our proportionate share of UAP's gain from this transaction, reflected in share in results of affiliates in our consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

We consolidated the financial results of UPC Germany prior to August 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002 and recognition of a gain from the reversal of the net negative investment in UPC Germany of €150.3 million ($147.9 million).

Gains on Extinguishment of Debt

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
UPC reorganization	$–	$2,109,596	$–
UGC	–	–	1,757,289
Other UPC debt	35,787	74,401	451,493

Total	$35,787	$2,183,997	$2,208,782

On February 18, 2004, in connection with the consummation of UPC Polska's plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of the UPC Polska senior notes and other claimholders received a total of $87.4 million in cash, $101.7 million in new 9% UPC Polska senior notes due 2007 and 2,011,813 shares of our Class A common stock valued at $18.4 million in exchange for the cancellation of their claims. We recognized a gain of $31.9 million from the extinguishment of the UPC Polska senior notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given.

On September 3, 2003, UGC Europe acquired more than 99.9% of the stock of, and became the successor issuer to, UPC as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law. Upon consummation of the reorganization plan, we became the holder of approximately 66.75% of UGC Europe's common stock in exchange for the equity and indebtedness of UPC that we owned before the reorganization. For consolidated financial reporting purposes for the year ended December 31, 2003, we recognized a gain of $2.1 billion from the extinguishment of UPC's debt outstanding at that time equal to the excess of the then accreted value of such debt ($3.076 billion) over the fair value of UGC Europe common stock issued ($966.4 million).

On October 30, 2002, the First International Bank of Israel, or "FiBI," and we agreed to sell our Israeli investment to a wholly-owned subsidiary of FiBI in exchange for the extinguishment of the FiBI loan. This transaction closed on February 24, 2003, resulting in a gain of $74.4 million from the extinguishment of this obligation.

In January 2002, as part of our recapitalization, we purchased at fair value certain debt securities of our subsidiaries, including UPC's bonds, UPC's exchangeable loan and Old UGC senior notes (directly from LMC and indirectly through the purchase of LMC's interest in IDT United Inc.). The estimated fair value of these financial assets (with the exception of the UPC exchangeable loan) was significantly less than the accreted value of those debt securities as reflected in our historical financial statements. For consolidated financial reporting purposes, we recognized a gain of $1.757 billion from the effective retirement of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost.

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

Income Tax Benefit (Expense)

We recognized an income tax benefit of $101.1 million for the year ended December 31, 2004, compared to an income tax expense of $50.3 million and $201.2 million for the years ended December 31, 2003 and 2002, respectively. The 2004 tax benefit differs from the expected tax benefit based on the U.S. Federal 35% income tax rate due primarily to: (i) the reduction of our deferred tax assets as a result of tax rate reductions in the Netherlands, France, the Czech Republic, and Austria; (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments; (iii) the realization of taxable foreign currency gains in certain jurisdictions not recognized for financial reporting purposes; and (iv) a net increase in our allowance associated with reserves established against currently arising tax loss carryforwards that were only partially offset by the release of valuation allowances in other jurisdictions. Certain of the released valuation allowances related to deferred tax assets that were recorded in purchase accounting and accordingly, such valuation allowances were reversed against goodwill. The items mentioned above were partially offset by: (i) the reversal of a deferred tax liability originally recorded for a gain on extinguishment of debt in a 2002 merger transaction as a result of the emergence of Old UGC from bankruptcy in November 2004; and (ii) the recognition of tax losses or deferred tax assets from the sale of investments or subsidiaries. The income tax expense recorded in 2003 and 2002 resulted primarily from the need to record a valuation allowance against deferred tax assets in certain jurisdictions.

Minority Interests in Losses (Earnings) of Subsidiaries and Other

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
UPC Broadband France	$7,172	$–	$–
IDT United	(4,012)	2,227	1,900
Minority interest share of UGC Europe net loss	–	181,046	–
Accrual of dividends on UPC's convertible preference shares	–	–	(97,083)
Other	(98)	(91)	28,080

Total	$3,062	$183,182	$(67,103)

The minority interests' share of UGC Europe's net income (loss) decreased $180.1 million during the year ended December 31, 2004 compared to the prior year, as we acquired the remaining minority interest in UGC Europe on December 18, 2003. The minority interests' share of losses (earnings) of subsidiaries and other increased $250.3 million during the year ended December 31, 2003 compared to the prior year, as basis was re-established effective with the consummation of UPC's reorganization in September 2003. Dividends on UPC's convertible preference shares ceased to accrue effective with its bankruptcy filing in December 2002.

Cumulative Effect of Change in Accounting Principle

We adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion, and is reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142.

Liquidity and Capital Resources

As of December 31, 2004, we had $1.078 billion in unrestricted consolidated cash and cash equivalents and short-term liquid investments. In addition to our cash on hand, we had capacity under the UPC Broadband Bank Facility of €666.75 ($909.2) million and marketable equity securities (SBS and Austar United) with a total market value of $573.1 million as of December 31, 2004. Our cash position is much stronger than the prior year, as we have successfully raised capital in the public and private debt and equity markets during 2004. In February 2004, we completed a fully subscribed rights offering to our stockholders, resulting in net proceeds of $1.02 billion. In April 2004, we completed the offering and sale of €500.0 million ($604.6 million) 1 3/4% Convertible Senior Notes due April 15, 2024. In January 2004, June 2004, December 2004 and March 2005, we successfully refinanced our UPC Broadband Bank

Facility, lowering interest margins and extending maturities on each occasion. We used cash from these financing activities and from our cash flow from operations ($699.6 million in 2004) to purchase Noos for $592.6 million, fund capital expenditures of $480.1 million, purchase Telenet from LMI for $121.1 million and pay down higher margin debt of $255.2 million (net). We believe that we will be able to meet our current and long-term liquidity, acquisition and capital needs through our existing cash, operating cash flow and available borrowings under our existing credit facilities. To the extent we plan to grow our business through additional acquisitions, we may need additional sources of cash, most likely to come from the capital markets in the form of debt, equity or a combination of both.

Cash provided by operations increased $307.5 million, or 78.4%, for the year ended December 31, 2004 compared to the prior year. Excluding the effects of positive exchange rate fluctuations and the Noos and Chorus acquisitions, cash flows from operating activities increased $173.6 million, or 44.3%, for the year ended December 31, 2004 compared to the prior year, primarily due to increased revenue from rate increases, cash flow margin improvement from increasing operational leverage, and lower cash interest expense as a result of recent refinancing transactions related to the UPC Broadband Bank Facility. Capital expenditures increased from $333.1 million for the year ended December 31, 2003 to $480.1 million for the year ended December 31, 2004, primarily due to customer premises equipment related to subscriber acquisitions, as we added 75% more RGUs during the year ended December 31, 2004, excluding Noos, Chorus and several small acquisitions, compared to the year ended December 31, 2003. In 2005, we will continue to focus on increasing penetration of services in our existing upgraded footprint and the efficient deployment of capital aimed at services that result in positive net cash flows. We expect our capital expenditures to be significantly higher in 2005 than 2004, primarily due to: (i) costs for customer premise equipment as we expect to add more RGUs in 2005 than 2004; (ii) increased spend for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as our plan to invest more aggressively in digital television in certain locations and our VoIP rollout in our major markets in Europe and Chile; and (iv) other factors such as improvements to our master telecom center in Europe, information technology upgrades and expenditures for our general support systems.

Cash provided by operations has increased in each of the last three years and in 2003 became our primary source of cash, as we continued to increase service rates, lower our costs and increase penetration of higher-margin services. We used this cash and existing cash on hand at the beginning of 2003 to fund capital expenditures of $333.1 million and repay debt of $233.5 million during 2003. In 2002, we had negative cash flows from operations, and had to use existing cash on hand, availability under our debt facilities and proceeds from the issuance of our common stock to fund capital expenditures of $335.2 million.

Off Balance Sheet Arrangements and Commitments

Suez S.A. owns a 19.9% equity interest in UPC Broadband France SAS, the owner of our French broadband communications operations. UPC France Holding B.V., our indirect wholly owned subsidiary, holds the remaining 80.1% equity interest in UPC Broadband France and has the right through June 30, 2005 to purchase from Suez all of its equity interest in UPC Broadband France for €85.0 million, subject to adjustment, plus interest. The purchase price may be paid in cash, shares of our Class A common stock or shares of LMI's Series A common stock. Subject to the terms of a put option, Suez may require UPC France Holding to purchase Suez's equity interest in UPC Broadband France at specified times prior to or after July 1, 2007, July 1, 2008 or July 1, 2009 for the then fair market value of such equity interest or assist Suez in obtaining an offer to purchase its equity interest in UPC Broadband France. UPC France Holding also has the option to purchase Suez's equity interest in UPC Broadband France during specified periods shortly after July 1, 2007, July 1, 2008 and July 1, 2009 at the then fair market value of such equity interest, payable in cash, shares of our Class A common stock or shares of LMI's Series A common stock.

Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE's interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009.

Zone Vision's minority shareholders have the right to put 60% of their 12.5% shareholding to chellomedia on the third anniversary of closing, and 100% of their shareholding on the fifth anniversary of closing. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair market value of the shareholdings purchased.

In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to our franchise authorities, customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

We have summarized in the table below our contractual obligations as of December 31, 2004, by the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Expected payment as of December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Variable rate
UPC Broadband Bank Facility	$2,389	$550,215	$718,306	$432,844	$1,508,159	$715,917	$3,927,830
Fixed rate UGC Convertible Notes	–	–	–	–	–	681,850	681,850
Variable rate VTR Bank Facility	–	14,691	19,588	19,588	20,568	23,506	97,941
Telenet Securities	–	–	–	–	–	87,821	87,821
Fixed rate Old UGC Senior Notes	24,627	–	–	–	–	–	24,627
Fixed rate Note payable to LMI	108,414	–	–	–	–	–	108,414
Capital leases	2,585	2,865	3,130	3,427	3,739	32,608	48,354
Other	4,724	1,261	884	817	716	2,124	10,526

Total debt	142,739	569,032	741,908	456,676	1,533,182	1,543,826	4,987,363

Operating leases	97,694	70,894	64,694	46,690	41,993	108,778	430,743
Programming commitments	90,988	20,987	7,586	3,337	1,916	17,086	141,900
Purchase commitments	22,717	1,957	—	—	—	—	24,674
Other commitments	53,697	9,753	5,883	3,953	3,972	14,313	91,571

Total commitments	265,096	103,591	78,163	53,980	47,881	140,177	688,888

Total debt and commitments	$407,835	$672,623	$820,071	$510,656	$1,581,063	$1,684,003	$5,676,251

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us, where we have agreed to pay minimum fees, regardless of the actual number of subscribers or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Purchase commitments consist of obligations associated with certain contracts to purchase customer premise equipment that are enforceable and legally binding on us. Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.

In addition to the commitments set forth in the table above, we have agreements with programming vendors, franchise authorities and municipalities and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included above because they are not fixed or determinable due to various factors.

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

We invest our cash in liquid instruments, which meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to $725.7 million of cash we have invested in currencies other than the U.S. dollar. Of this amount, $713.0 million is denominated in euros, the majority of which is expected to be used for euro-denominated commitments and acquisitions. We are exposed to equity price fluctuations related to our investments. Investments in publicly traded securities at December 31, 2004 included the following:

	Number of Shares	Fair Value December 31, 2004
		(In thousands)
Austar United	446,040,358	$331,564

SBS	6,000,000	$241,500

PrimaCom	4,948,039	$4,156

Zhone Technologies, Inc	1,899,404	$4,919

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

	Spot Rate			Average Rate
	December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Euro	0.7333	0.7933	0.9545	0.8059	0.8806	1.0492
Norwegian Krone	6.0418	6.6711	6.9252	6.7453	7.2577	7.8690
Swedish Krona	6.6153	7.1994	8.6806	7.3563	7.9396	9.6257
Hungarian Forint	180.59	209.38	224.67	202.84	228.73	254.81
Polish Zloty	2.9896	3.7355	3.8285	3.6450	4.0706	4.0341
Czech Koruna	22.325	25.694	30.066	25.745	27.859	32.283
Slovak Koruna	28.409	32.701	39.526	32.303	36.358	44.806
Romanian Leu	29,018	32,651	33,495	32,674	34,596	32,658
Chilean Peso	559.19	593.80	718.61	609.22	686.04	689.54

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

During the first quarter of 2003, we purchased interest rate caps related to the UPC Broadband Bank Facility that capped the variable EURIBOR interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. As we were able to fix our variable interest rates below 3.0% on the UPC Broadband Bank Facility during 2003 and 2004, all of these caps expired without being exercised. During the first and second quarter of 2004, we purchased interest rate caps for a total of $21.4 million, capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion.

In June 2003, we entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Tranche C in December 2004, we paid down this swap with a cash payment of $59.1 million and unwound a notional amount of $171.5 million. The remainder of the swap is for a notional amount of $176.0 million, and the euro to U.S. dollar exchange rate has been reset at 1.3158 to 1. In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, we entered into a seven year cross currency and interest rate swap pursuant to which a notional amount of $525.0 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR +310 basis points for the same time period.

For the year ended December 31, 2004, the weighted-average interest rate on our variable rate bank facilities was approximately 6.0%. If market interest rates (EURIBOR and LIBOR) had been higher by 50 basis points during this period, our consolidated interest expense would have been approximately $302.1 million for the year ended December 31, 2004.

Credit Risk

We are also exposed to the risk that our counterparts will default on their obligations to us under the above described derivative instruments. Based on our assessment of the credit worthiness of the counterparts, we do not anticipate any such default.

Inflation and Foreign Investment Risk

Certain of our operating companies operate in countries where the rate of inflation is higher than in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material. Our foreign operating companies are all directly affected by their respective countries' government, economic, fiscal and monetary policies and other political factors. We believe that our operating companies' financial conditions and results of operations have not been materially adversely affected by these factors.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with fair values and impairment testing of our long-lived tangible and intangible assets, the valuation of our acquisition related assets and liabilities, the valuation of our subscriber receivables and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change. With respect to the year ended December 31, 2004, we believe our judgment and related estimates associated with the following to be critical in the preparation of the accompanying consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements included elsewhere herein.

Fair Value of Acquisition Related Assets and Liabilities

We allocate the purchase price of acquired companies or acquisitions of non-controlling equity (minority) interests of a subsidiary to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. To assist in this process, third party valuation specialists are generally engaged to value certain of these assets and liabilities. Estimates used in valuing acquired assets and liabilities include, but are not limited to, expected future cash flows, market comparables and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. These acquired assets and liabilities generally include, but are not limited to, property and equipment, investments, customer relationships, trademarks, unfavorable leases, contracts, contingencies and other commitments, and other legal performance obligations.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. We principally use the discounted cash flow method to estimate the fair value of long-lived assets. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring a future impairment charge.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by Regulation S-X are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief

Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management's annual report on internal control over financial reporting is included herein on page F-2.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page F-4.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fourth fiscal quarter covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages, along with their respective positions with UGC as of February 28, 2005, are set forth below. Unless otherwise provided in an employment agreement, all officers are appointed for an indefinite term serving at the pleasure of our Board of Directors ("Board").

Name	Age	Position
Gene W. Schneider	78	Chairman of the Board
Michael T. Fries	42	Director, President and Chief Executive Officer
Frederick G. Westerman III	39	Co-Chief Financial Officer
Charles H.R. Bracken	38	Co-Chief Financial Officer
Gene M. Musselman	60	President and Chief Operating Officer – UPC Broadband Division
Shane O'Neill	43	Chief Strategy Officer – UGC Europe
Robert R. Bennett	46	Director
John P. Cole, Jr.	75	Director
John W. Dick	67	Director
Bernard G. Dvorak	44	Director
Paul A. Gould	59	Director
Gary S. Howard	54	Director
David B. Koff	46	Director
John C. Malone	63	Director

We currently have ten directors. Holders of the Class A common stock, Class B common stock and Class C common stock vote as a single class to elect our directors. Our Restated Certificate of Incorporation provides for a classified Board of Directors of three classes, which may have the effect of deterring hostile takeovers or delaying changes in control or management of UGC. Through their ownership of our common stock, LMI and its affiliates control the appointment of our directors.

The Class I directors, whose terms are due to expire at our 2006 annual stockholders' meeting, include Messrs. Howard, Dick and Gould. The Class II directors, whose terms are due to expire at our 2007 annual stockholders' meeting, include Messrs. Bennett, Koff and Dvorak. The Class III directors, whose terms are due to expire at our 2005 annual stockholders' meeting, include Messrs. Cole, Fries, Malone and G. Schneider. Each director serves for a term ending on the date of the third annual stockholders' meeting after his election or until his successor shall have been duly elected and qualified. Upon completion of the proposed Liberty Global Transaction with LMI, Messrs. Schneider, Fries, Cole, Dick and Gould will become directors of Liberty Global pursuant to the terms of the merger agreement.

 Gene W. Schneider has served as Chairman of UGC and its predecessors since 1989. Mr. Schneider also served as Chief Executive Officer of UGC and its predecessors from 1995 to January 2004. Mr. Schneider has served as an officer and/or director of various direct and indirect subsidiaries of UGC. In addition, from 1995 until 1999, Mr. Schneider served as a member of the UPC Supervisory Board, and an advisor to the Supervisory Board of UPC from 1999 until September 2003. Mr. Schneider has been with UGC and its predecessors since 1989. Mr. Schneider is also a director of Austar United.

 Michael T. Fries became Chief Executive Officer of UGC in January 2004. Mr. Fries has served as a director of UGC and its predecessors since November 1999 and as President of UGC and its predecessors since September 1998. He served as Chief Operating Officer of UGC and its predecessors from September 1998 to January 2004. In addition, he serves or has served as an officer and/or director of various direct and indirect subsidiaries and affiliates of UGC, including as a member of the UPC Supervisory Board from September 1998 until September 2003, and as Chairman thereof from February 1999 until September 2003; a member of the Priority Telecom Supervisory Board since November 2000 and as Chairman thereof since March 2003; and a director of Austar United since June 1999 and Chairman thereof from June 1999 to April 2003. Mr. Fries has been with UGC and its predecessors since 1990.

 Frederick G. Westerman III has served as Chief Financial Officer of UGC and its predecessors since June 1999 and became UGC's Co-Chief Financial Officer in February 2004. His responsibilities include oversight and planning of UGC's financial and treasury operations. He also serves as an officer and/or director of various direct and indirect subsidiaries of UGC.

 Charles H. R. Bracken became a Co-Chief Financial Officer of UGC in February 2004. Mr. Bracken has served as the Chief Financial Officer of UGC Europe and its predecessors since November 1999 and as a member of the UPC Board of Management from July 1999 to September 2003. Prior to November 1999, Mr. Bracken served as the Managing Director of Strategy, Acquisitions and Corporate Development at UPC from March 1999. Mr. Bracken also serves as an officer and/or director of various European subsidiaries, including a member of the Priority Telecom Supervisory Board since July 2000.

 Gene M. Musselman became President and Chief Operating Officer of UPC Broadband Division of UGC Europe, Inc. in September 2003, and became UPC's Chief Operating Officer in April 2000 and a member of its Board of Management from June 2000 to September 2003. He also served as managing director of UPC from July 2003 until June 2004. Mr. Musselman serves as an officer and/or director of various European subsidiaries. Except when he was at Tevecap S.A. from 1995 to 1997, Mr. Musselman has been with UGC and its affiliates since 1991.

 Shane O'Neill became Chief Strategy Officer of UGC Europe in September 2003. He has also served as UPC's Chief Strategy Officer since June 2000 and as a member of the UPC Board of Management from June 2000 to September 2003. Prior to June 2000, Mr. O'Neill served as the Managing Director, Strategy, Acquisitions and Corporate Development at UPC from November 1999. Mr. O'Neill is a director of SBS Broadcasting S.A., a public company in which we have a 19.3% interest.

 Robert R. Bennett became a director of UGC in January 2002. He also has served as a director and Vice Chairman of LMI since March 2004. Mr. Bennett has served as President and Chief Executive Officer of LMC since April 1997. He has held various executive positions with LMC since its inception in 1990. Mr. Bennett served as Executive Vice President of Tele-Communications, Inc. ("TCI") from April 1997 to March 1999. Mr. Bennett is also a director of LMC and OpenTV Corp.

 John P. Cole, Jr. has served as a director of UGC and its predecessors since March 1998 and as a member of the UPC Supervisory Board from February 1999 to September 2003. Mr. Cole is a founder of the Washington, D.C. law firm of Cole, Raywid and Braverman, which specializes in all aspects of telecommunications and media law. Over the years Mr. Cole has been counsel in many landmark proceedings before the U.S. Federal Communications Commission and U.S. Courts, reflecting the development of the cable television industry.

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

 Bernard G. Dvorak became a director of UGC in November 2004. He also serves as a director of various subsidiaries of UGC. Mr. Dvorak has served as Senior Vice President and Controller of LMI since March 2004. From July 2002 until May 17, 2004, Mr. Dvorak served as Senior Vice President, Chief Financial Officer and Treasurer of On Command Corporation, a subsidiary of LMC. Mr. Dvorak was the Chief Executive Officer and a member of the board of directors of Formus Communications, Inc. ("Formus"), a provider of fixed wireless services in Europe, from September 2000 until June 2002, and, from April 1999 until September 2000, he served as Chief Financial Officer of Formus.

 Paul A. Gould became a director of UGC in January 2004. Mr. Gould also serves as a Managing Director of Allen & Company LLC, an investment banking services company, and has been associated with Allen & Company and its affiliates for more than the last five years. Mr. Gould is also a director of Ampco-Pittsburgh Corporation and LMC.

 Gary S. Howard became a director of UGC in January 2002. He also has served as a director of LMI from May 2004 to June 2004. Mr. Howard has served as Executive Vice President and Chief Operating Officer of LMC from July 1998 to February 2004. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999, as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to March 1999, and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999.

 David B. Koff became a director of UGC in August 2003. He also has served as a Senior Vice President of LMI since March 2004. Mr. Koff previously served as a Senior Vice President of LMC from February 1998, and as the Vice President – Corporate Development of LMC from August 1994 to February 1998. Mr. Koff is also a director of Telenet.

 John C. Malone has served as a director of UGC and its predecessors since November 1999. He has served as the President, Chief Executive Officer, Chairman of the Board and a director of LMI since March 2004. Mr. Malone has served as Chairman of the Board of LMC since 1990. Mr. Malone served as Chairman of the Board and a director of Liberty Satellite & Technology, Inc. from December 1996 to August 2000. Mr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999, and as Chief Executive Officer of TCI from January 1994 to March 1999. Mr. Malone is also a director of The Bank of New York.

Gene W. Schneider is the father of Mark L. Schneider, who was a named executive officer of UGC until December 2004. No family relationships exist between any other named executive officer or director of UGC.

Other Officers

 Valerie L. Cover has served as the Controller for UGC and its predecessors since October 1990, and as a Vice President and Principal Accounting Officer of UGC and its predecessors since December 1996. In February 2004, Ms. Cover became a Co-Principal Accounting Officer of UGC. In addition, she serves as an officer or director of various direct and indirect subsidiaries of UGC. Ms. Cover is responsible for the accounting, financial reporting and information technology functions of UGC. Ms. Cover has been with UGC and its predecessors since 1990.

 Ruth E. Pirie has served as Deputy Chief Financial Officer of UGC Europe and its predecessors since September 2001 and as Principal Accounting Officer of UGC Europe since September 2003. In February 2004, Ms. Pirie became a Co-Principal Accounting Officer of UGC. She is responsible for the accounting and financial reporting of UGC's European activities. Prior to September 2001, Ms. Pirie served as the Managing Director of Investor Relations at UPC from February 2000. From July 1995, until joining UPC, she held various finance positions at Cable & Wireless Communications plc in London, where her responsibilities included group financial reporting and planning, merger integration and assisting in various balance sheet restructuring projects.

 Ellen P. Spangler has served as Senior Vice President of Business and Legal Affairs and Secretary of UGC and its predecessors since December 1996. She also served as a member of the Supervisory Board of UPC from February 1999 to September 2003. In addition, she serves as an officer and/or director of various direct and indirect subsidiaries of UGC. Ms. Spangler is responsible for the legal operations of UGC. Ms. Spangler has been with UGC and its predecessors since 1991.

Involvement in Certain Legal Proceedings

Except as stated below, during the past five years, neither the above executive officers nor any director of UGC has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

On March 28, 2001, an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code was filed against Formus in the United States Bankruptcy Court for the District of Colorado. Bernard G. Dvorak, one of our directors, was a director and the Chief Executive Officer of Formus from September 2000 until June 2002.

On March 29, 2002, UAP, then a subsidiary of UGC, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States District Court for the Southern District of New York. UAP's reorganization closed on June 27, 2003, and UAP has since dissolved. Until February 11, 2002, Michael T. Fries was a director and the President of UAP and until November 14, 2001, Gene W. Schneider was a director and Chief Executive Officer of UAP. Frederick G. Westerman III was a director of UAP from November 2001 and President thereof from March 2002 until UAP's dissolution in January 2004.

On December 3, 2002, UPC, now a subsidiary of UGC Europe, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated plan of reorganization, in the United States District Court of the Southern District of New York. In conjunction with such filing, also on December 3, 2002, UPC commenced a moratorium of payments in

The Netherlands under Dutch bankruptcy law with the filing of a proposed plan of compulsory composition or the "Akkoord" with the Amsterdam Court (Rechtbank) under the Dutch Faillissementswet. These actions were completed on September 3, 2003, when UGC Europe acquired more than 99% of the stock of, and became a successor issuer to UPC. Michael T. Fries, John P. Cole, Jr. and John W. Dick were Supervisory Directors of UPC and Gene W. Schneider was an advisor to UPC's Supervisory Board. Also, Charles H.R. Bracken, Gene M. Musselman and Shane O'Neill were members of the UPC Board of Management.

In June 2003, UPC Polska executed an agreement with some of its creditors to restructure its balance sheet. On January 22, 2004, the U.S. Bankruptcy Court for the Southern District of New York confirmed UPC Polska's Chapter 11 plan of reorganization. On February 18, 2004, UPC Polska emerged from the Chapter 11 proceedings. Mr. Musselman is a director of UPC Polska.

On January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On November 10, 2004, the U.S. Bankruptcy Court confirmed Old UGC's plan of reorganization and Old UGC emerged from the Chapter 11 proceedings on November 24, 2004. Until August 2003, Michael T. Fries was the President of Old UGC, and Gene W. Schneider was a director and Chief Executive Officer of Old UGC. Frederick G. Westerman III became a director of Old UGC in August 2003 and President thereof in November 2003.

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

Based solely upon a review of copies of filed Forms 3, 4, and 5 and amendments thereto furnished to us, we believe that during the year ended December 31, 2004, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements, except for the following: Valerie L. Cover and Gene Musselman each filed a Form 4 late reporting the acquisition of Class A common stock in the UGC rights offering. Ruth Pirie filed a Form 3 late reporting her appointment as Co-Principal Accounting Officer of UGC.

Committees

Our Board has an Audit Committee, a Compensation Committee, an Executive Committee and a Related Party Transaction Committee. We do not have a standing nomination committee of the Board.

Audit Committee

The Audit Committee operates under a Charter adopted by our Board. The members of the Audit Committee are Messrs. Cole, Dick and Gould (since his appointment on January 5, 2004), all of whom are independent as required by the Audit Committee Charter and the listing standards of the National Association of Securities Dealers. In addition, the Board has determined that Mr. Dick is a financial expert and is independent under the rules of the Nasdaq Stock Market. The Audit Committee is charged with reviewing and monitoring our internal audit function, our financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by our independent auditors and to make such recommendations to the Board as may seem appropriate to the Audit Committee to assure that our interests are adequately protected and to review and approve all related party transactions and potential conflict-of-interest situations. In addition, the Audit Committee, among other things, selects the external auditors, reviews the independence of external auditors, appoints our internal auditor, monitors compliance with our internal controls and approves non-audit services performed by the external auditors.

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

Executive Committee

In October 2003, the Board established an Executive Committee to act with full power and authority between meetings of the Board. Notwithstanding the foregoing, the Executive Committee cannot take any action limited by UGC's bylaws or by Delaware corporate law. The members of the Executive Committee are Messrs. Bennett, Fries and Malone.

Related Party Transaction Committee

In February 2004, the Board established the Related Party Transaction Committee consisting of Messrs. Cole and Dick. The Related Party Transaction Committee is responsible for reviewing and approving all related party transactions involving LMI. In November 2004, the Board elected Mr. Gould to the Related Party Transaction Committee. As a result, the same members of the Board constitute the Related Party Transaction Committee and the Audit Committee.

Code of Ethics

The Board initially approved our code of ethics on March 14, 2003, which was amended and restated on March 11, 2004. The code of ethics applies to our and our affiliates' Chief Executive Officers and senior financial officers and is posted on our website at www.unitedglobal.com. We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the code of ethics by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate annual compensation for UGC's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered during the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 ("Fiscal 2004", "Fiscal 2003" and "Fiscal 2002", respectively). The information in this section reflects compensation received by the named executive officers for all services performed for UGC and its subsidiaries.

Summary Compensation Table

										Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)		Annual Compensation Bonus($)			Other Annual Compensation($)			Restricted Stock Awards($)		Securities Underlying Options/SARs (#)			All Other Compensation($)
Michael T. Fries Chief Executive Officer and President; Chief Operating Officer (until January 2004)	2004 2003 2002	$ $ $	620,614 550,750 543,120	$ $ $	– 1,248,256 –	(5)	$ $	3,467 158,554 11,269	(1) (1)(6) (1)	$ $ $	520,603 – –		685,000 2,875,000 3,350,000	(2) (7) (9)	$ $ $	1,222,187 2,835,713 27,183	(3)(4) (3)(8) (3)
Gene M. Musselman President and Chief Operating Officer – UPC Broadband	2004 2003 2002	$ $ $	566,165 449,522 580,164	$ $ $	– 688,471 65,479		$ $ $	762,568 794,684 224,598	(10) (10) (10)	$ $ $	303,998 – –		418,116 2,060,000 –	(11) (7)	$ $ $	983,844 7,087 6,571	(4)(12) (12) (12)
Charles H.R. Bracken Co-Chief Financial Officer (from February 2004); Chief Financial Officer – UGC Europe	2004 2003 2002	$ $ $	595,362 513,890 487,362	$ $ $	– 250,000 750,000	(15) (15)	$ $ $	26,501 23,675 23,239	(13) (13) (13)	$ $ $	303,998 – –		403,170 2,060,000 –	(7) (7)	$ $ $	1,015,341 42,215 33,769	(4)(14) (14) (14)
Shane O'Neill Chief Strategy Officer – UGC Europe	2004 2003 2002	$ $ $	528,854 456,625 405,162	$ $ $	– 127,700 120,396		$ $ $	26,501 23,682 21,753	(13) (13) (13)	$ $ $	303,998 – –		405,435 2,060,000 –	(7) (7)	$ $ $	1,015,443 42,359 37,742	(4)(16) (16) (16)
Mark L. Schneider(19) Chief Executive Officer – chellomedia Division (September 2003 to December 31, 2004)	2004 2003 2002	$ $ $	631,186 577,500 571,010	$ $ $	– 492,809 –	(5)	$ $ $	96,714 332,423 17,481	(17) (6)(17) (17)	$ $ $	– – –	$	– 2,060,000 1,950,000	(7) (9)	$ $ $	364,712 3,659,807 6,571	(4)(18) (8)(18) (18)

(1)
Includes compensation related to executive's personal use of UGC's aircraft, which compensation has been calculated based upon the aggregate incremental cost of such usage to UGC for each fiscal year. For Fiscal 2004, Fiscal 2003 and Fiscal 2002, the value based on the SIFL method is $5,906, $4,182 and $13,621, respectively. In accordance with applicable Treasury Regulations, UGC included the amounts based on SIFL for all such years as compensation in Mr. Fries' reportable income.
(2)
Pursuant to the UGC Equity Incentive Plan effective September 1, 2003, as amended (the "Incentive Plan"), such officer received a grant of options to acquire Class A common stock.
(3)
Amount includes (i) matching employer contributions under UGC's 401(k) Savings and Stock Ownership Plan ("401(k) Plan") of $13,000, $4,941 and $5,500 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively; and (ii) term life insurance benefits paid by UGC for such officer's benefit.
(4)
Includes gain realized from the exercise of SARs based on shares of Class A common stock as detailed below in the table "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values".

(5)
In connection with UGC's foreclosure upon the collateral pledged as a security for promissory notes made or guaranteed by such officer, UGC paid as a bonus an amount estimated to be sufficient for such officer to pay his taxes resulting from the foreclosure and the bonus.
(6)
Includes a gain realized from the cancellation of non-qualified stock options in January 2003 as a result of UGC's foreclosure upon the collateral pledged as security for promissory notes made or guaranteed by such officer.
(7)
Pursuant to the Incentive Plan, such officer received grants of SARs based on shares of Class A common stock. Certain of the SARs granted in Fiscal 2002 were originally granted by a UGC Europe equity incentive plan and converted to UGC SARs following the UGC Europe Exchange Offer.
(8)
Includes the difference between the amount of loans foreclosed on by UGC and the value of the collateral collected in such foreclosure ($2,829,685 for Mr. Fries and $3,652,720 for Mr. Schneider, respectively).
(9)
Pursuant to the UGC 1993 Stock Option Plan, as amended and restated (the "1993 Stock Option Plan"), during Fiscal 2002, such officer was granted options to acquire shares of Class A common stock. Of the options granted, 950,000 shares of Class A common stock were subsequently cancelled in January 2003 as a result of UGC's foreclosure upon all collateral pledged as security for promissory notes made or guaranteed by such officer.
(10)
Represents payments relating to foreign assignment, including housing allowance and cost of living allowance ($82,458 for Fiscal 2004, $77,895 for Fiscal 2003, and $68,290 for Fiscal 2002), net tax benefit ($47,444 for Fiscal 2003 and $114,986 for Fiscal 2002), and the remainder consists of car allowance, dependent education and other benefits. Also for Fiscal 2004 and Fiscal 2003, such amount includes payments of $617,294 and $621,735, respectively, made by UGC to tax authorities as a result of Mr. Musselman's foreign assignment.
(11)
Pursuant to the Incentive Plan, such officer received a grant of options to acquire 400,000 shares of Class A common stock and a grant of SARs based on 18,116 shares of Class A common stock.
(12)
Amount includes (i) matching employer contribution under UGC's 401(k) plan of $16,000, $6,000, and $5,500 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively; and (ii) life insurance benefits paid by UGC for such officer's benefit.
(13)
Consists of car allowance payments.
(14)
Amount includes (i) matching employer contributions under a pension plan ($41,675 for Fiscal 2004, $35,973 for Fiscal 2003 and $31,246 for Fiscal 2002); and (ii) health, life and disability insurance payments paid for such officer's benefit.
(15)
We agreed to pay Mr. Bracken a cash bonus equal to the difference between $1,000,000 and his pre-tax gain on the exercise and sale of vested options of UPC. We paid Mr. Bracken such bonus in two payments of $750,000 in May 2002 and $250,000 in March 2003.
(16)
Amount includes (i) matching employer contributions under a pension plan ($42,309 for Fiscal 2004, $36,530 for Fiscal 2003 and $32,413 for Fiscal 2002); and (ii) health, life and disability insurance payments paid for such officer's benefit.
(17)
Includes compensation related to executive's personal use of UGC's aircraft, which compensation has been calculated based upon the aggregate incremental cost of such usage to UGC for each fiscal year. For Fiscal 2004, Fiscal 2003 and Fiscal 2002, the value based on the SIFL method is $2,128, $12,345 and $18,288, respectively. In accordance with applicable Treasury Regulations, UGC included the amounts based on SIFL for all such years as compensation in Mr. Schneider's reportable income. In addition, Fiscal 2004 and Fiscal 2003 also include payments related to foreign assignment consisting of a housing allowance and a cost of living allowance ($74,537 and $117,378, respectively) and the remainder consists of a car allowance.
(18)
Amount includes (i) matching employer contributions under UGC's 401(k) Plan of $13,000, $6,000 and $5,500 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively; and (ii) term life insurance benefits paid by UGC for such officer's benefit.
(19)
Mr. Schneider resigned from UGC effective December 31, 2004.

The following table sets forth information concerning options and SARs granted to each of the executive officers named in the Summary Compensation Table above during Fiscal 2004.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
						Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options/SARs Granted (#)(1)	Percentage of Total Options/ SARs Granted to Employees in Fiscal Year (%)
Name			Exercise or Base Price ($/Sh)	Market Price on Grant Date ($/Sh)	Expiration Date
						0% ($)	5% ($)	10% ($)
Michael T. Fries
Class A Common	685,000	7.4	$8.24	$8.24	11/24/2014	$–	$3,549,733	$8,995,720
Gene M. Musselman
Class A Common	18,116	0.2	$7.10	$7.10	09/15/2014	$–	$80,891	$204,993
Class A Common	400,000	4.3	$8.24	$8.24	11/24/2014	$–	$2,072,837	$5,252,975
Charles H.R. Bracken
Class A Common	3,170	*	$7.10	$7.10	09/15/2014	$–	$14,155	$35,870
Class A Common	400,000	4.3	$8.24	$8.24	11/24/2014	$–	$2,072,837	$5,252,975
Shane O'Neill
Class A Common	5,435	*	$7.10	$7.10	09/15/2014	$–	$24,268	$61,500
Class A Common	400,000	4.3	$8.24	$8.24	11/24/2014	$–	$2,072,837	$5,252,975

*
Less than 1/10th of 1 percent.
(1)
SARs granted on September 15, 2004, vested immediately and all other stock options and SARs granted to the named executive officers during Fiscal 2004 vest as to 1/10th of the shares six months after grant date and thereafter in 18 equal quarterly increments. Vesting of SARs and stock options granted would be accelerated upon a change of control of UGC as defined in the Incentive Plan.
(2)
The potential gains shown are net of the option exercise price and the SARs base price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on exercises depend on the future performance of the underlying securities of the respective options and SARs, continued employment of the optionee through the term of the options and SARs and other factors.

The following table sets forth information concerning the exercise of options and SARs and concerning unexercised options and SARs held by each of the executive officers named in the Summary Compensation Table above as of the end of Fiscal 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Fries
Class A common stock	–	–	2,400,000	685,000	$13,272,000	$972,700
SARs(3)	–	$769,925	60,000	1,270,000	$264,000	$6,298,700
SARs(3)(4)	–	$437,750	–	1,030,000	–	$1,751,000
ULA Phantom Shares(2)	–	–	200,000	–	–	–
Gene M. Musselman
Class A common stock	–	–	–	400,000	–	$568,000
SARs(3)	–	$615,940	18,116	824,000	$46,377	$4,194,160
SARs(3)(4)	–	$350,200	–	824,000	–	$1,400,800
Charles H.R. Bracken
SARs(3)	–	$615,940	3,170	1,224,000	$8,115	$4,762,160
SARs(3)(4)	–	$350,200	–	824,000	–	$1,400,800
Shane O'Neill
SARs(3)	–	$615,940	5,435	1,224,000	$13,914	$4,762,160
SARs(3)(4)	–	$350,200	–	824,000	–	$1,400,800
Mark L. Schneider
Class A common stock	–	–	1,000,000	–	$5,530,000	–
SARs(3)	–	–	618,000	412,000	$3,145,620	$2,097,080
SARs(3)(4)	–	$350,200	412,000	412,000	$700,400	$700,400

(1)
The value of the UGC options reported above is based on the December 31, 2004 closing price of $9.66 per share of UGC Class A common stock as reported by the Nasdaq National Market. The value for the phantom options of ULA is based on the fair market value of $0.00 per share as determined by the Board at or prior to December 31, 2004.
(2)
Represents the number of shares underlying phantom stock options that ULA may pay in cash or shares of Class A common stock of UGC or, if publicly traded, shares of ULA, at its election upon exercise thereof.
(3)
Represents the number of shares underlying the SARs, which UGC may pay in cash, shares of Class A common stock or a combination thereof, at its election upon exercise thereof. UGC paid cash upon the exercise of the SARs by each of the officers identified in this table.
(4)
Upon exercise, the holders of these SARs will receive the difference between the base price and the lesser of $4.57 or the fair market value of the Class A common stock on the date of exercise and the value reflects such terms.

Agreements with Executive Officers

A subsidiary of UGC is a party to an employment agreement with Mr. Bracken and with Mr. O'Neill, respectively. Mr. Musselman has an employment agreement with us pursuant to which he is seconded to UGC Europe. These agreements are discussed below. We and a subsidiary of UGC Europe are parties to a Secondment Agreement, pursuant to which Mr. Musselman, together with certain other of our U.S. citizen employees, are seconded to an overseas subsidiary. Pursuant to the Secondment Agreement, the subsidiary reimburses us for all expenses incurred by us in connection with the seconded employees.

Charles H.R. Bracken.    On December 15, 2004, UPC Services Ltd., a subsidiary of UGC, entered into a new Executive Service Agreement with Charles H.R. Bracken in connection with the continued appointment of Mr. Bracken as the Chief Financial Officer of UGC Europe and a Co-Chief Financial Officer of UGC. Mr. Bracken's Executive Service Agreement continues until terminated by either party upon six months notice. Pursuant to the Executive Service Agreement, Mr. Bracken's salary is subject to periodic adjustments and his current salary is £338,690. The Executive Service Agreement may be terminated for cause by UPC Services. Also, UPC Services may terminate Mr. Bracken's employment for any reason upon six months notice. The Agreement also provides for a six-month severance payment from date of termination if he is terminated without cause, provided Mr. Bracken signs a release. In the event Mr. Bracken becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any 12-month period, UPC Services may discontinue future payments under the Agreement, in whole or in part, until such incapacitation ceases.

Gene M. Musselman.    In 2002, UGC and UPC entered into a new agreement with Mr. Musselman continuing as the Chief Operating Officer of UPC, and as of September 3, 2003, such agreement was amended in connection with Mr. Musselman becoming President and Chief Operating Officer – UPC Broadband Division of UGC Europe. In addition to his base salary, Mr. Musselman receives standard benefits related to his foreign assignment, including a cost of living differential, a car allowance, tuition reimbursement for dependents and air travel to the U.S. for home leave. Under the terms of this agreement, Mr. Musselman's annual salary is currently US$572,000. In Fiscal 2002, he received a salary increase retroactive to January 2001, as reflected in the above Summary Compensation Table. The agreement also provides for a retention bonus of US$125,000 for Fiscal 2002 and a one-time incentive bonus for Fiscal 2002 based on UPC achieving certain financial targets, and a bonus in Fiscal 2003. The maximum possible incentive bonus to Mr. Musselman for Fiscal 2002 was 30% of his base salary. These bonuses were paid as reflected in the above Summary Compensation Table. In addition, UGC has guaranteed Mr. Musselman a $1,000,000 gain based upon vesting of his 2003 SARs grant. If the gain calculated on the percentage of vested SARs exceeds the same percentage of the guaranty for 60 days, that portion of the guaranty becomes null and void. Also, the guaranty becomes null and void if Mr. Musselman voluntarily terminates his employment or UGC terminates him for cause. The agreement may be terminated with or without cause. If his employment is terminated without cause, Mr. Musselman will be entitled to receive a severance payment equal to 24-months salary or his salary to December 31, 2007, whichever is less, and the guaranty to the extent it exceeds the gain on his vested SARs.

Shane O'Neill.    On January 10, 2005, UPC Services entered into a new Executive Services Agreement with Shane O'Neill in connection with the continued appointment of Mr. O'Neill as the Chief Strategy Officer for UGC Europe and the President of chello media, both subsidiaries of UGC. The Agreement continues until terminated by either party upon six months notice. Pursuant to the Executive Service Agreement, Mr. O'Neill's salary is subject to periodic adjustments and his current salary is £300,853. The Executive Service Agreement may be terminated for cause by UPC Services. Also, UPC Services may terminate Mr. O'Neill's employment for any reason upon six months notice. The Agreement also provides for a six-month severance payment from date of termination if he is terminated without cause, provided Mr. O'Neill signs a release. In the event Mr. O'Neill becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any 12-month period, UPC Services may discontinue future payments under the Agreement, in whole or in part, until such incapacitation ceases.

Incentive Plans and Other Compensatory Policies

1993 Stock Option Plan.    The 1993 Stock Option Plan expired June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter. At December 31, 2004, employees had options to purchase an aggregate of 9,881,029 shares of Class A common stock outstanding under the 1993 Stock Option Plan at exercise prices ranging from $3.2863 per share to $85.63 per share and options to purchase an aggregate of 3,000,000 shares of Class B common stock at exercise prices ranging from $3.88 per share to $4.13 per share.

Incentive Plan.    In August 2003, our Board adopted the Incentive Plan. Our stockholders approved the Plan, which was effective as of September 1, 2003 and will terminate on August 31, 2013. The Incentive Plan permits the grant of stock options, restricted stock awards, SARs, stock bonuses, stock units, and other grants of stock (collectively, "Awards") covering up to 59,000,000 shares, as amended, of Class A or Class B common stock. The number of shares increases on January 1 of each calendar year (beginning with calendar year 2004) during the duration of the Incentive Plan by 1% of the aggregate number of shares of Class A and Class B common stock outstanding on December 31 of the immediately preceding calendar year. No more than 5,000,000 shares of Class A and Class B common stock in the aggregate may be granted to a single participant during any calendar year, and no more than 3,000,000 shares may be issued under the Incentive Plan as Class B common stock. Employees, consultants, and non-employee directors of UGC and affiliated entities designated by the Board may receive Awards under the Incentive Plan, provided, however, that incentive stock options may not be granted to consultants or non-employee directors.

The Incentive Plan is generally administered by the Compensation Committee, which has discretion to determine the employees and consultants to whom Awards are granted, the number and type of shares subject to the Awards, where applicable, the exercise or base price of the Awards (which may be at, below, or above the fair market value of the Class A or Class B common stock on the date of grant), the period over which the Awards vest, the term of the Awards, and certain other provisions relating to the Awards. The Compensation Committee may, under certain circumstances, delegate to officers of UGC the authority to grant Awards to specified groups of employees and consultants. Our Board has the sole authority to grant Awards under the Incentive Plan to non-employee directors. At December 31, 2004, employees had received Awards based on 35,006,581 shares of Class A common stock at base prices ranging from $2.87 per share to $8.24 per share.

United Latin America Stock Option Plan.    The ULA Stock Option Plan (the "ULA Plan") expired June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants of options may be made thereafter. Only phantom stock options have been granted. The phantom options give the holder the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. Upon exercise and at the sole discretion of ULA, the options may be paid in cash or in shares of UGC's Class A common stock, or, if publicly traded, shares of ULA common stock. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date. At December 31, 2004, options based on 644,739 shares were outstanding under the ULA Plan at base prices ranging from $8.81 per share to $19.23 per share.

Severance Policy.    In connection with the Founders Transaction, we modified our severance policy for all employees generally and as to certain specified executive officers, including Michael T. Fries. With respect to such specified executive officers, the modified policy provides that in the event of a change of control or the closing of the Founders Transaction (the "Effective Date"), if prior to January 5, 2005, the one-year anniversary of the Effective Date, the officer is terminated without cause, terminates for good reason or gives notice of termination for any reason prior to the 30th day preceding the first anniversary of the Effective Date, then UGC will pay a lump sum payment equal to (i) such officer's monthly base salary times 36 minus the number of months from the Effective Date to the termination date, (ii) unpaid salary through the termination date, (iii) any bonus payable prorated to the termination date, and (iv) any accrued and unpaid vacation pay or other compensation benefits. In addition, any equity incentive awards granted prior to June 30, 2003, vest in full and will be exercisable until the third anniversary of the termination date. For a termination within one year following the closing of the Founders Transaction, any other equity incentive awards held by the officer on the Effective Date and granted more than 12 months prior to the date of termination will vest through the period ending on the second anniversary of such termination date and will be exercisable until the first anniversary of such termination date. For a termination related to any other change of control, all equity incentive awards held at that time will vest in full and will be exercisable until the third anniversary of the termination date. With respect to a termination of a specified executive officer without cause or by such officer for good reason unrelated to a change of control, UGC will pay such officer a lump sum payment equal to three months' base salary for each year of employment up to a maximum of two years' base salary. With respect to a termination by UGC of a specified executive officer without cause and unrelated to a change of control, any equity incentive awards granted more than 12 months prior to the termination date will vest through the period ending on the second anniversary of the date of termination and will be exercisable until the first anniversary of the date of termination. Notwithstanding the foregoing, no exercise of an equity incentive award may occur after the expiration date of such award. Also, any payment to be made and vesting of awards pursuant to our severance policy is subject to the officer signing a release and a covenant of non-compete for a term of 24 months. In November 2004, the Compensation Committee offered to extend the one-year anniversary period to March 31, 2005, for certain of our officers. In March 2005, the Compensation Committee further extended such period to April 30, 2005 for one of our officers.

Compensation of Directors

We compensate our outside directors at $20,000 per year and $1,500 per board and committee meeting attended ($750 for telephonic meetings). Directors who are also our employees or employees of LMI receive no additional compensation for serving as directors. We reimburse all of our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. Messrs. Cole, Dick and Gould, three of our independent directors, will also receive a one-time fee of $95,000 each for serving on a special committee for the Liberty Global Transaction. Prior to March 2003, under the Non-Employee Directors Stock Option Plan effective June 1, 1993 (the "1993 NED Plan"), each non-employee director received options for 20,000 shares of common stock upon the effective date of the 1993 NED Plan or upon election to the Board, as the case may be. Effective March 14, 2003, the Board terminated the 1993 NED Plan. Messrs. Bennett, Cole and Howard have options under the 1993 NED Plan, all of which were granted at fair market value.

The non-employee directors also participate in the Non-Employee Director Stock Option Plan effective March 20, 1998 (the "1998 NED Plan") and in the Incentive Plan. Pursuant to the 1998 Plan, Mr. Cole has options to acquire an aggregate of 180,000 shares of Class A common stock, Mr. Malone has options to acquire an aggregate of 110,000 shares of Class A common stock and Messrs. Bennett and Howard each have options for an aggregate of 80,000 shares of Class A common stock. All options under the 1998 Plan have been granted at the fair market value of the shares at the time of grant, except the options granted to Messrs. Bennett and Howard, which were granted at greater than fair market value at the time of grant. Pursuant to the 1998 NED Plan, on March 11, 2004, Messrs. Dick and Gould have each been granted options to acquire 100,000 shares of Class A common stock. Mr. Gould's options were granted at the fair market value of the shares at the time of grant and Mr. Dick's options were granted at less than fair market value at the time of grant. Additional participation in the 1998 NED Plan and the Incentive Plan is at the discretion of the Board.

There are no other arrangements whereby any of our directors received compensation for services as a director during Fiscal 2004 in addition to or in lieu of that specified by the aforementioned standard arrangement.

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

In addition to the foregoing, we have entered into Indemnification Agreements with each of our directors, our named executive officers and certain other officers. Pursuant to such Agreements and as permitted by our Bylaws, we will indemnify any such person to the fullest extent permitted by law against any and all expenses, judgments, fines, penalties and settlements incurred as a result of being a party or threatened to be a party in a legal proceeding as a result of being our director or officer. Also, we will advance expenses if requested by the indemnitee. We are not, however, obligated to indemnify or advance expenses if is determined that the indemnitee is not entitled to the same by a written opinion of the Board or independent counsel or other person appointed by the Board to make such determination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2005 (unless otherwise stated in a footnote), certain information concerning the beneficial ownership of all classes of our common stock by:

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

Shares issuable within 60 days upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as we know, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated below and in the notes to the table. The number of shares indicated as owned by all of our named executive officers includes interests in shares held by the trustee of UGC's defined contribution 401(k) Plan as of December 31, 2004. The shares held by the trustee of the 401(k) Plan for the benefit of these persons are voted as directed by such persons.

Beneficial Ownership

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class(1)	Percent of Voting Power
Robert R. Bennett	Class A Common	207,352	(2)	*	*
Charles H.R. Bracken	Class A Common	–		–	–
John P. Cole, Jr.	Class A Common	381,976	(3)	*	*
John W. Dick	Class A Common	52,083	(4)	*	*
Bernard G. Dvorak	Class A Common	3,023	(5)	*	*
Michael T. Fries	Class A Common	2,426,652	(6)	*	*
Paul A. Gould	Class A Common	180,980	(7)	*	*
Gary S. Howard	Class A Common	79,166	(8)	*	*
David B. Koff	Class A Common	–		–	–
John C. Malone	Class A Common	93,333	(9)	*	*
Gene M. Musselman	Class A Common	9,250	(10)	*	*
Shane O'Neill	Class A Common	–		–	–
Gene W. Schneider	Class A Common Class B Common	2,045,086 2,900,702	(11) (12)	* 21.7%

	Total	4,945,788			*
Frederick G. Westerman III	Class A Common	846,332	(13)	*	*
All directors and executive officers as a group	Class A Common Class B Common	6,325,233 2,900,702		1.6% 21.7%

	Total	9,225,935			*
LMI(14)	Class A Common Class B Common Class C Common	35,829,310 10,493,461 377,461,951		8.9% 100.0% 99.4%

	Total	423,784,722			91.0%
Capital Research and Management Company(15)	Class A Common	55,909,250		13.9%	1.3%
Credit Suisse First Boston(16)	Class A Common	39,285,748		9.8%	*
OppenheimerFunds, Inc.(17)	Class A Common	31,380,150		7.8%	*

*
Less than 1%.
(1)
The figures for the percent or number of shares of each class are based on 401,673,781 shares of Class A common stock (after elimination of treasury shares and shares of UGC held by its subsidiaries), 10,493,461 shares of Class B common stock (after elimination of treasury shares) and 379,603,223 shares of Class C common stock, respectively, outstanding on February 28, 2005.
(2)
Includes 79,166 shares of Class A common stock that are subject to presently exercisable options or will be in the next 60 days, and 128,186 shares of Class A common stock owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his spouse.
(3)
Includes 203,333 shares of Class A common stock that are subject to presently exercisable options or will be in the next 60 days.
(4)
Includes 52,083 shares of Class A common stock that are subject to presently exercisable options or will be in the next 60 days.
(5)
Includes 1,677 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Dvorak.
(6)
Includes 2,400,000 shares of Class A common stock that are subject to presently exercisable options and 8,289 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Fries. Also includes 210 shares of Class A common stock held by his spouse.
(7)
Includes 31,250 shares of Class A common stock that are subject to presently exercisable options or will be in the next 60 days.
(8)
Includes 79,166 shares of Class A common stock that are subject to presently exercisable options or will be in the next 60 days.
(9)
Includes 93,333 shares of Class A common stock that are subject to presently exercisable options or will be in the next 60 days.
(10)
Includes 7,977 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Musselman.
(11)
Includes 1,766,341 shares of Class A common stock that are subject to presently exercisable options and 9,931 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Schneider. Also includes 712 shares of Class A common stock held by a trust of which Mr. Schneider is a beneficiary and a trustee and 66 shares of Class A common stock held by his spouse. The number of shares of Class A common stock in the table does not reflect the conversion of shares of Class B common stock by Mr. Schneider.

(12)
Includes 2,900,702 shares of Class B common stock that are subject to presently exercisable options.
(13)
Includes 840,000 shares of Class A common stock that are subject to presently exercisable options and includes 6,332 shares of Class A common stock held by the trustee of the 401(k) Plan for the benefit of Mr. Westerman.
(14)
The number of shares of Class A common stock, Class B common stock and Class C common stock in the table is based upon Amendment No. 1 to the Schedule 13D dated January 17, 2005, filed by LMI. The address of LMI is 12300 Liberty Boulevard, Englewood, Colorado 80112. Robert R. Bennett, Bernard G. Dvorak, Gary S. Howard, David B. Koff, and John C. Malone, all directors of UGC, are also officers and/or directors of LMI. The number of shares of Class A common stock and Class B common stock in the table do not reflect the conversion of shares of Class B common stock and Class C common stock by LMI.
(15)
The number of shares of Class A common stock in the table is based upon Amendment No. 8 to the Schedule 13G dated December 31, 2004, filed by Capital Research and Management Company ("Capital Research") and The Growth Fund of America, Inc. ("Growth Fund"). Capital Research, an investment advisor, is the beneficial owner of 55,909,250 shares of Class A common stock, as a result of acting as investment advisor to various investments companies, but disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act of 1934. Growth Fund, an investment company advised by Capital Research, is the beneficial owner of 25,200,000 shares of Class A common stock. The Schedule 13G reflects that Capital Research has no voting power over said shares and sole dispositive power over the shares of Class A common stock and that Growth Fund has sole voting power over its shares but no dispositive power. The address of Capital Research and Growth Fund is 333 South Hope Street, Los Angeles, CA 90071.
(16)
The number of shares of Class A common stock in the table is based upon a Schedule 13G dated December 31, 2004, filed by Credit Suisse First Boston on behalf of Credit Suisse First Boston business unit ("CSFB"). CSFB is a bank and provides financial advisory services and through Credit Suisse Asset Management provides asset management and investment advisory services. CSFB also filed as a parent holding company or control person. Its ultimate parent is Credit Suisse Group, which disclaims beneficial ownership of the shares reported by CSFB. The Schedule 13G reflects that CSFB has shared voting and shared dispositive powers over the Class A common stock. The address of CSFB is: Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland. The address of Credit Suisse Group is: Paradeplatz 8, P.O. Box 1, CH 8070 Zurich, Switzerland.
(17)
The number of shares of Class A common stock in the table is based upon a Schedule 13G dated December 31, 2004, filed by OppenheimerFunds, Inc. OppenheimerFunds, Inc. is an investment advisor and disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act of 1934. The Schedule 13G reflects that OppenheimerFunds, Inc. has no voting power and shared dispositive power over the Class A common stock. The address of OppenheimerFunds, Inc. is 225 Liberty Street, 11th Floor, New York, NY 10018.

No equity securities in our parent or any of our subsidiaries, including directors' qualifying shares, are owned by any of our executive officers or directors, except for the following. LMI, a publicly traded company, is our majority stockholder. The following table sets forth information concerning the beneficial ownership by our directors and named executive officers in shares of Series A common stock and shares of Series B common stock of LMI as of January 1, 2005, and within 60 days thereof with respect to stock options.

Beneficial Ownership of LMI

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)
Robert R. Bennett	LMI Series A LMI Series B	239,653 731,986	(2) (3)
John P. Cole, Jr.	LMI Series A	1,083
Bernard G. Dvorak	LMI Series A	372	(4)
Paul A. Gould	LMI Series A LMI Series B	101,383 36,709	(5)
Gary S. Howard	LMI Series A	389,146	(6)
David B. Koff	LMI Series A	64,973	(7)
John C. Malone	LMI Series A LMI Series B	953,139 8,506,025	(8) (9)
Gene Musselman	LMI Series A	104
Gene W. Schneider	LMI Series A	554,797	(10)
All directors and executive officers as a group	LMI Series A LMI Series B	2,304,650 9,274,720

(1)
On an individual basis, none of the persons listed own greater than 1.0% of LMI's outstanding Series A common stock or LMI's outstanding Series B common stock, except for Messrs. Bennett and Malone. The LMI securities beneficially owned by Mr. Bennett represent approximately 9.2% of LMI's outstanding Series B common stock, which together with his shares of Series A common stock represents approximately 3.1% of the voting power of LMI. The LMI securities beneficially owned by Mr. Malone represent approximately 91.1% of LMI's outstanding Series B common stock, which together with his shares of LMI Series A common stock represents approximately 33.2% of the voting power of LMI. As a group, the officers and directors listed beneficially own approximately 1.4% of LMI's Series A common stock and approximately 92.0% of LMI's Series B common stock, which collectively represents approximately 35.6% of the voting power of LMI.
(2)
Includes 75,084 shares owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his spouse, 1,652 shares held by the trustee of the 401(k) savings plan of LMC, and stock options for 12,002 shares that are currently exercisable or will be in the next 60 days.
(3)
Includes 24 shares owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his spouse, and stock options for 731,962 shares are currently exercisable or will be in the next 60 days. Mr. Bennett has the right to convert the options to purchase shares of LMI Series B common stock into options to purchase shares of LMI Series A common stock.
(4)
Includes stock options for 372 shares that are currently exercisable or will be in the next 60 days.
(5)
Includes stock options for 586 shares that are currently exercisable or will be in the next 60 days.
(6)
Includes 2,300 shares held by the trustee of the 401(k) savings plan of LMC and 20,940 shares held by a Grantor Retained Annuity Trust. Also includes 614 shares owned by his spouse to which Mr. Howard disclaims beneficial ownership and 11,108 shares owned by his spouse and held by a Grantor Retained Annuity Trust to which Mr. Howard disclaims beneficial ownership and stock options for 302,640 shares that are currently exercisable or will be in the next 60 days.
(7)
Includes 675 shares held by the trustee of the 401(k) savings plan of LMC, 1,250 restricted shares, none of which are vested but on which Mr. Koff can exercise voting rights, and stock options for 53,615 shares that are currently exercisable or will be in the next 60 days.
(8)
Includes 90,303 shares owned by his spouse, to which Mr. Malone disclaims beneficial ownership. Also includes 198 shares held by a trust to which Mr. Malone is the sole trustee and, with his spouse, retains a unitrust interest in such trust. Also includes 46,943 shares held by the trustee of the 401(k) savings plan of LMC and stock options for 221 shares that are currently exercisable or will be in the next 60 days.
(9)
Includes 204,566 shares owned by his spouse, to which Mr. Malone disclaims beneficial ownership. Also includes 1,042,628 shares held by a trust to which Mr. Malone is the trustee and holder of 100% of the unitrust, and stock options for 2,072,577 shares that are currently exercisable or will be in the next 60 days. Mr. Malone has the right to convert options to purchase 504,015 shares of LMI Series B common stock into options to purchase shares of LMI Series A common stock.
(10)
Includes 199,261 shares held by G. Schneider Holdings, LLLP to which Mr. Schneider is the general partner, 1,155 shares held by a trust of which Mr. Schneider is a beneficiary and a trustee; 1,577 shares held by his spouse, and an aggregate of 1,555 shares held by separate trusts for the benefit of his children and two of his grandchildren, respectively, to which Mr. Schneider is the sole trustee. Also includes 43 shares held by the trustee of the 401(k) Plan.

LMI currently owns 100.0% of the outstanding shares of our Class B common stock and approximately 99.4% of the outstanding shares of our Class C common stock, as well as approximately 8.9% of the outstanding shares of our Class A common stock. This represents 53.5% of the outstanding shares of all our common stock (computed assuming the conversion of shares of Class B common stock and Class C common stock to shares of Class A common stock) and approximately 91.0% of the total voting power of our common stock. LMI has the ability to elect our entire board of directors and otherwise to generally control us. LMI has sufficient voting power, without the vote of any other stockholder, to determine the outcome of any action presented to a vote of our stockholders, including the approval of extraordinary corporate transactions and amendments to our Restated Certificate of Incorporation and Bylaws. In connection with the Liberty Global Transaction, LMI has agreed the approval of that transaction will, in addition, require the approval of a majority of the aggregate voting power of the outstanding shares of our common stock, other than shares beneficially owned by LMI, LMC, any of their respective subsidiaries or any of the executive officers or directors of LMI, LMC or UGC. The interests of LMI may diverge from your interests, and it may be in a position to cause or require us to act in a way that is inconsistent with the general interests of the holders of our common stock.

On January 5, 2004, LMC entered into a new standstill agreement with us, which LMC subsequently assigned to LMI. Such agreement generally limits LMI's ownership of our common stock to 90% or less, unless LMI makes an offer or effects another transaction to acquire all of our common stock. Except in the case of a short-form merger in which our stockholders are entitled to statutory appraisal rights, such offer or transaction must be at a price at or above a fair value of our shares determined through an appraisal process if a majority of our independent directors has voted against approval or acceptance of such transaction. On January 18, 2005, LMI and UGC announced they had reached an agreement to combine their businesses under a single entity. See "Item 13. Certain Relationship and Related Transactions – Liberty Global Transaction".

The following table summarizes our equity compensation plan information as of December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	48,617,610	$5.59	32,987,924

Equity compensation plans not approved by security holders	–	–	–

Total	48,617,610	$5.59	32,987,924

(1)
11,523,022 shares represent "capped" SARs where the holder of these SARs will only receive the difference between the base price and the lesser of $4.57 or the fair market value of our Class A common stock on the date of exercise; 18,558,972 shares represent SARs without a cap with a weighted-average exercise price of $5.40; 12,881,029 shares represent stock options granted under the 1993 Stock Option Plan with a weighted-average exercise price of $7.52; 730,000 shares represent stock options granted under the 1993 NED Plan and the 1998 NED Plan with a weighted-average exercise price of $5.11; 4,700,000 shares represent stock options granted under the Incentive Plan with a weighted average exercise price of $7.72; and 224,587 shares represent restricted stock awards granted under the Incentive Plan.

For further discussion of the material features of our plans, see "Item 11. – Executive Compensation".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with LMI

Liberty Global Transaction

On January 17, 2005, LMI and we entered into an Agreement and Plan of Merger, pursuant to which UGC and LMI have agreed to effect a business combination transaction whereby (i) UGC and LMI would become wholly-owned subsidiaries of a newly organized Delaware corporation to be named "Liberty Global, Inc." and (ii) stockholders of UGC and LMI would become stockholders of Liberty Global. Consummation of the Liberty Global Transaction is subject to various conditions, including the approval of the stockholders of UGC and LMI. Upon consummation of the Liberty Global Transaction, each issued and outstanding share of LMI common stock will be converted into one share of the same series of common stock of Liberty Global and each issued and outstanding share of UGC common stock, other than shares owned by LMI or its wholly owned subsidiaries or by UGC, will be exchanged into 0.2155 of a share of Series A common stock of Liberty Global. A cash election alternative of $9.58 per UGC share will be available to the UGC shareholders subject to proration so that the amount of cash paid does not exceed 20% of the value of the total consideration payable to UGC's public shareholders.

Liberty Global expects to have a 10-member board of directors with five directors selected from each of the existing boards of directors of LMI and UGC. Dr. John C. Malone will be the Chairman of the Board of Directors and Mr. Michael T. Fries will assume the post of President and Chief Executive Officer. Given the substantial liquidity and free cash flow profile of the combined company, the parties expect that Liberty Global's board of directors will authorize a substantial stock repurchase program following the combination. Any share repurchases would occur from time to time in the open market or in privately negotiated transactions, subject to market conditions.

The Liberty Global Transaction, which has been negotiated and approved by a special committee of the independent directors of UGC, is subject to LMI and UGC stockholder approval, which in the case of UGC will include an affirmative vote of a majority of the aggregate voting power of the outstanding shares of UGC common stock, other than shares beneficially owned by LMI, LMC, any of their respective subsidiaries or any executive officer or director of LMI, LMC or UGC, and other customary consents and approvals. The transaction is expected to close in the second quarter of this year.

Telenet Acquisition

On December 16, 2004, chellomedia Belgium acquired BCH for $121.1 million in cash. BCH's only assets were debt securities of CPE and one of the two InvestCos, and related contract rights. On December 17, 2004 we entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137.95 million and the InvestCo debt security. Belgian Cable Investors then distributed $115.6 million of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors' indirect 14.1% interest in Telenet results from its majority ownership of the

InvestCos, which hold in the aggregate 19.0% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.4% of the stock of Telenet, including the stock held by the InvestCos. Pursuant to the Telenet shareholders agreement, the InvestCos are able to vote a 25% interest, plus one vote on certain Telenet matters that require a 75% vote to pass. In addition, through our interest in the InvestCos, we have two representatives on Telenet's board of directors.

Chorus Acquisition

On December 16, 2004, we and certain of our subsidiaries entered into a Stock Purchase and Sale Agreement ("Chorus Agreement") with LMI and certain of its subsidiaries. Pursuant to the Chorus Agreement, on December 16, 2004, our wholly-owned subsidiary acquired from a subsidiary of LMI 100% of the issued share capital of PHL, an Irish pay television company. The purchase price was paid by the issuance of 6,413,991 shares of our Class A common stock, par value $0.01 per share, valued at $8.5915 per share ($55.1 million in the aggregate), based on the volume weighted average price of the ten trading day period ending on December 14, 2004. The Chorus Agreement provides that on or before June 16, 2005, the Company is obligated to cause PHL to refinance and repay the loan made by LMI's subsidiary to PHL and certain of its subsidiaries. The balance of this loan, not including accrued interest, was €79.5 million as of December 31, 2004.

UPC Refinancing

On December 2, 2004, UPC Broadband entered into an Additional Facility Accession Agreement (the "Agreement") with TD Bank Europe Limited, as Facility Agent, and the banks listed in the Agreement, with respect to the partial refinancing of UPC Broadband's existing senior bank facility (the "Refinancing"). The Refinancing added a new tranche ("Facility F") for €537 million, increased UPC Broadband's average debt maturity and available liquidity and reduced its average interest margin.

The net proceeds from Facility F have been applied to: (a) prepay all outstanding amounts under UPC Broadband's Facility A revolver; (b) prepay approximately €102 million of a portion of the term loan Facility B that matures in June 2006; and (c) prepay €178 million of Facility C debt. With respect to the Facility C debt, the amount paid was at 101% of par. LMI and two of our directors, Messrs. Malone and Bennett, each had an indirect interest in the Facility C debt through contractual arrangements with third party investors of Facility C. Prior to the closing of the Refinancing, however, Mr. Bennett disposed of his interest with the third party pursuant to the terms of his contractual arrangement. The third parties through whom LMI and Mr. Malone held their respective interests elected to participate in the Refinancing and as a result LMI and Mr. Malone disposed of their interest pursuant to their respective contractual arrangements with the third party investors. Because of LMI's, Mr. Malone's and Mr. Bennett's indirect interest in Facility C, our Related Party Committee reviewed and approved the Refinancing price of 101% of par prior to the closing.

Metrópolis and VTR

In January 2004, Liberty Media International Holdings, LLC, a subsidiary of LMI, LMC and CristalChile Comunicaciones S.A. ("CristalChile"), LMI's partner in Metrópolis-Intercom S.A., a cable operator in Chile, entered into an agreement pursuant to which each agreed to use its respective commercially reasonable efforts to combine the businesses of Metrópolis and VTR, in an effort to facilitate the provision of enhanced services to cable and telecommunications consumers in the Chilean marketplace. The combination is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approval, the approval of our board of directors (including the independent members of our board of directors) and the boards of directors of LMI, CristalChile and VTR and the receipt of necessary third party approvals and waivers. The Chilean antitrust authorities approved the combination in October 2004. In November 2004, an action was filed with the Chilean Supreme Court seeking to reverse such approval. That Chilean Supreme Court action was dismissed on March 10, 2005. If the proposed combination is consummated as contemplated, we will own 80% of the voting and equity rights in the combined entity, CristalChile will own the remaining 20% and LMI will receive a promissory note from the combined entity. CristalChile will have the right to elect 1 of the 5 members of the new entity's board and will have veto rights over certain material decisions for so long as CristalChile owns at least a 10% equity interest in the merged entity. In addition, CristalChile will have a put right which will allow CristalChile to require us to purchase all, but not less than all, of its interest in the combined entity, which put right will end on the tenth anniversary of the combination, at the fair market value of the interest, subject to a minimum price.

Standstill Agreement

LMC entered into a new standstill agreement with us prior to the consummation of the Founders Transaction. Such standstill agreement replaced a standstill agreement that LMC and we entered into at the closing of the 2002 merger transaction. Pursuant to the new standstill agreement, LMC has agreed, and has agreed to cause its controlled affiliates, not to acquire additional shares of our common stock if immediately after giving effect to such acquisition their ownership of us would exceed 90% of all of our common stock then outstanding, which we refer to as a "triggering acquisition", unless before or promptly following the triggering acquisition, or in connection therewith, LMC commences or causes to be commenced a transaction that involves an offer to acquire or that results in the acquisition of all of the outstanding shares of our common stock that are held by persons not affiliated with LMC, which transaction may be a tender offer, exchange offer, merger or other transaction at LMC's election and which we refer to as a "buyout transaction". A buyout transaction may be effected by means of a short-form merger of a parent and subsidiary as contemplated by Section 253 of the Delaware General Corporation Law (or its equivalent under the law of any other jurisdiction) with respect to which statutory appraisal rights are available to holders of minority interests, or a "short-form merger". If a buyout transaction is to be effected otherwise than pursuant to a short-form merger, and a majority of our independent directors have voted against approval or have recommended against acceptance of such buyout transaction, LMC may, but is not required to, proceed with the buyout transaction only if the value of the consideration to be paid per share in such buyout transaction, at the time such buyout transaction is approved or allowed to proceed, is not less than a fair price for our common stock as determined pursuant to an independent appraisal process set forth in the new standstill agreement. LMC has agreed not to effect a direct or indirect transfer of shares of our common stock representing control of us to any person or group unless the person who, after giving effect to such transfer, will control us undertakes to become a party to the new standstill agreement. Upon delivery of such an undertaking, LMC will be released of all obligations under the new standstill agreement. Under the terms of this new standstill agreement, we continue to permit LMC and its affiliates, upon request, to exchange any shares of our Class A common stock owned by them for shares of our Class C common stock, or, following the conversion of our Class C common stock, our Class B common stock, on a one-for-one basis.

On May 21, 2004, LMC contributed substantially all of its shares of our common stock to LMI, which at that time was a wholly-owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC's stockholders in a spin-off. Pursuant to an Assignment and Assumption Agreement between LMC and LMI, dated May 21, 2004, LMC assigned to LMI all of LMC's rights and obligations with respect to the standstill agreement between us and LMC. This standstill agreement is expected to terminate upon consummation of the Liberty Global Transaction.

Exercise of Preemptive Rights

Pursuant to the terms of an agreement with LMC, if we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, LMI, as assignee of LMC, has the right, but not the obligation, to purchase a portion of such issuance on terms at least as favorable as those given to any third party purchasers sufficient to permit LMI and its affiliates to hold a number of our equity securities equal to the lesser of 55.0% of our total outstanding common stock and its then existing equity percentage in us. This preemptive right does not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any founder that is directly related to our and our subsidiaries' existing business, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our board (such options and all shares issued pursuant thereto not to exceed 10.0% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued for which LMC had the right to exercise preemptive rights. Based on the foregoing provisions, in January 2004, prior to LMC assigning the standstill agreement to LMI, LMC exercised its preemptive right based on shares of Class A common stock issued by us to acquire UGC Europe. As a result, LMC acquired an additional 18,293,539 shares of Class A common stock at $7.6929 per share. LMC paid for the shares through the cancellation of $102.7 million of notes we owed LMC and the balance in cash. In addition, in February 2004, LMC exercised its preemptive right based on shares of Class A common stock issued by us in connection with the bankruptcy proceedings of UPC Polska and, as a result, acquired an additional 2,413,355 shares of Class A common stock at $6.9026 per share in March 2004. Also in March 2004, we notified LMC of its preemptive right based on shares of Class A common stock issued by us in the settlement with certain minority shareholders of a subsidiary of ours in France; however, LMC elected not to exercise this right. Since the assignment of the standstill agreement to LMI, no preemptive rights have occurred for LMI.

Registration Rights Agreement

On January 30, 2002, UGC, LMC and certain subsidiaries of LMC entered into a registration rights agreement. In connection with the spin-off by LMC of LMI, LMI became entitled to the benefits of the demand and piggy-back registration rights set forth in the registration rights agreement. The registration rights agreement is expected to terminate upon consummation of the Liberty Global Transaction.

Services Agreement

At the closing of the LMC spin-off of LMI, LMI and we entered into a services agreement. The services agreement sets forth the terms and provisions concerning our provision of payroll, payroll-related services and certain welfare and benefit plans to employees of LMI and such other services as LMI and we may mutually determine to be necessary or desirable from time to time. Also pursuant to the services agreement, LMI provides tax and accounting services to us when requested from time to time. For the services we provide, LMI pays us an annual fee of $20,000, plus reimbursement of expenses. For the services LMI provides us, we will pay LMI a pro rata portion of the costs and expenses incurred by LMI. LMI and we are currently considering an amendment to this agreement to include other services shared by LMI and us. During 2004, LMI paid us an aggregate of approximately $407,338, which includes reimbursement for payroll and welfare and benefit plan costs incurred by UGC for LMI employees. We did not use any of LMI's services in Fiscal 2004. We also have a side letter agreement with LMI on sharing expenses of an LMI employee who is also doing work for our European subsidiaries for three months in 2005. The services agreement is expected to terminate upon consummation of the Liberty Global Transaction.

Lease

In 2003, LMC and our indirect subsidiary chello broadband have a lease arrangement for the sublease of office space in the United Kingdom. Mid-2004, LMC assigned the lease to LMI in connection with LMC's spin-off of LMI. As a result, in 2004 LMI incurred approximately $61,800 in costs for the leased premises. The sublease is subject to the lease of chello broadband for such premises but may be terminated at any time by either party upon two weeks notice. The foregoing lease amounts are based on actual costs and all services and goods are recharged to LMI at cost. In 2005, LMI is expected to reduce the amount of space it is currently leasing from chello broadband.

Commercial Agreements

In the ordinary course of business, we acquire programming from various vendors, including Pramer S.C.A. ("Pramer"). Pramer is an indirect wholly-owned subsidiary of LMI. Our subsidiaries, VTR and StarGlobalCom, have programming agreements with Pramer. For 2004, the cost of the Pramer agreement in the aggregate was approximately $0.77 million. From time to time we incur charges from LMI, or provide services for LMI, in the ordinary course of business. See "Services Agreement" above.

IDT United Transactions

Prior to the merger transaction with LMC on January 30, 2002, we acquired from LMC $751.2 million aggregate principal amount at maturity of the senior notes of Old UGC, as well as all of LMC's interest in IDT United. The purchase price for the senior notes and LMC's interest in IDT United was:

  •
  our assumption of approximately $304.6 million of indebtedness owed by LMC to Old UGC (due January 30, 2004); and
  •
  cash in the amount of approximately $143.9 million.

On January 30, 2002, LBTW I, Inc., a subsidiary of LMC, loaned us $17,270,537, of which $2,302,800 was used to purchase shares of preferred stock and promissory notes issued by IDT United. Following January 30, 2002, LBTW I, Inc. loaned us an additional $2,082,000, $6,696,000, $34,759,200, $36,417,600 and $5,502,520, as evidenced by promissory notes dated January 31, 2002, February 1, 2002, February 4, 2002, February 5, 2002 and February 28, 2002, respectively. We used the proceeds of these loans to purchase additional shares of preferred stock and convertible promissory notes issued by IDT United. These notes to LBTW I, Inc. accrued interest at 8.0% annually, compounded and payable quarterly, and each note originally matured on its first anniversary. As a result of our purchase of UPC's interest in SBS in April 2003, pursuant to a loan deferral agreement dated January 28, 2003, LMC agreed to extend for one year the maturity of the principal of these loans. No interest on these loans was deferred by such loan deferral agreement.

In connection with the Founders Transaction, LMC extended the maturity date of the $102.7 million of notes until January 2009. The other current terms of the notes remained unchanged. Subsequently in 2004, LMC exercised its preemptive rights to acquire additional shares of Class A common stock and the purchase price for the shares acquired by LMC was paid first from the cancellation of the $102.7 million of notes and with the remainder paid in cash. See "– Exercise of Preemptive Rights".

Mark L. Schneider Transactions

In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan became due and payable in August 2004, at which time the outstanding loan balance was €381,112.

Effective December 31, 2004, Mr. Schneider entered into a settlement agreement with us and our subsidiary chello broadband. Pursuant to such agreement, Mr. Schneider returned certain shares of chello broadband that were purchased with the proceeds of the loan and we paid to Mr. Schneider approximately $208,350, which are the after tax proceeds due to Mr. Schneider from the exercise by him of certain stock appreciation rights in October 2004, plus certain other unreimbursed expenses. Mr. Schneider and we have mutually released each other from all claims related to the matters addressed in the settlement agreement, including certain disputes relating to the amounts owed under the loan and the application of our Tax Equalization Policy to Mr. Schneider.

In addition to the Settlement Agreement, Mr. Schneider also executed a severance agreement and a consulting agreement with us. Pursuant to the severance agreement, Mr. Schneider's employment with UGC and its subsidiaries ended on December 31, 2004. Upon termination of his employment, we paid Mr. Schneider a severance amount of $1,203,615, which is approximately equal to two times his salary for Fiscal 2004, and which is consistent with the payment Mr. Schneider would have received under UGC's severance policy. See "Item 11. – Executive Compensation – Incentive Plans and Other Compensation Policies – Severance Policy". The severance agreement also provides for acceleration of two years of vesting of the 412,000 SARs that have a base price of $2.87 per share and are capped at a maximum of $4.57 per share and 412,000 SARs that have a base price of $4.57 per share with no cap. All of these SARs were granted by us on October 7, 2003, pursuant to the Incentive Plan. Mr. Schneider may exercise his vested SARs at any time until December 31, 2005, at which time any unexercised SARs will be cancelled. The exercise period for Mr. Schneider's vested option to purchase 1,000,000 shares of our Class A common stock has been extended to December 31, 2007, as provided in the severance policy. The severance agreement also provides that for a period of two years following his resignation, Mr. Schneider shall not compete against us or any of our subsidiaries. Also, Mr. Schneider releases us and our affiliates from all causes of action he may have, except as specifically provided in the settlement agreement.

The consulting agreement provides that Mr. Schneider shall provide consulting services to us or our affiliates for up to 90 days per year for two years beginning January 1, 2005. In exchange for providing consulting services, we will pay Mr. Schneider an annual fee of €450,000, allow him use of an office for a period of time and reimburse him for customary office, secretarial and other business expenses. We will pay health and dental insurance costs during the term of the consulting agreement. In addition, the vesting of Mr. Schneider's SARs that were not vested under the severance agreement will vest in two equal annual increments during the term of the consulting agreement. The consulting agreement provides that upon termination of the consulting services without cause by us (which we may elect to do at any time) or upon Mr. Schneider's death, Mr. Schneider or his estate will be entitled to receive the same compensation, benefits and vesting rights as if he had completed his consulting term. Upon termination of the consulting agreement by Mr. Schneider without cause, his breach of the agreement, or upon his conviction of a felony involving moral turpitude, Mr. Schneider will be entitled to receive the compensation, benefits and vesting rights that he had accrued as of such termination.

Gene W. Schneider Transaction

In 2001, Old UGC's board of directors approved a "split-dollar" policy on the lives of Gene W. Schneider and his spouse for $30 million. Old UGC's board of directors believed that this policy was a reasonable addition to Mr. Schneider's compensation package in view of his many years of service to the company. Initially, Old UGC agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by Old UGC. The policy is being continued by payments made out of the cash surrender value of the policy. The Gene W. Schneider Trust is the sole owner and beneficiary of the policy, but has assigned to Old UGC policy benefits in the amount of premiums previously paid by Old UGC. Upon termination of the policy, Old UGC will recoup the premiums that it has paid.

Gene W. Schneider Employment Agreement

In connection with the closing of the Founders Transaction on January 5, 2004, we entered into a five-year employment agreement with Mr. Gene W. Schneider. Pursuant to the employment agreement, Mr. Schneider shall continue to serve as the non-executive chairman of our Board for so long as requested by our Board, and is subject to a five year non-competition obligation (regardless of when his employment under the employment agreement is terminated). The employment agreement may be terminated by us with cause, upon Mr. Schneider's death or disability or by Mr. Schneider. Upon such termination, other than for cause, we will make payments to Mr. Schneider or his personal representatives, as appropriate, for his annual based salary accrued through the termination date and the amount of any annual base salary that would have accrued from the termination date through the end of the employment period. Certain stock options and other equity-based incentives granted to Mr. Schneider shall remain exercisable until the third anniversary of the termination date (but not beyond the term of the award) and, during a period of disability, Mr. Schneider shall receive certain benefits from UGC.

Merger Transaction Loans

When Old UGC issued shares of its Series E preferred stock in connection with the merger transaction with LMC in 2002, each of Curtis Rochelle (a former director), Albert M. Carollo (a former director), Gene W. Schneider and Mark L. Schneider (a former director) each delivered full-recourse promissory notes to Old UGC in the amount of $748,500 in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has by then been made. In December 2004, Mr. Carollo repaid his note in full. As of December 31, 2004, the aggregate outstanding balance of the three remaining loans, including accrued interest, was $2,672,020.

On May 14, 2002, these Founders exchanged their shares in Old UGC for shares of UGC, giving us 100% control of Old UGC. Notwithstanding the exchange, the foregoing loans remain outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of UGC's consolidated financial statements for Fiscal 2004 and 2003, and fees billed to us for other services rendered by KPMG LLP and its international affiliates. Fees for KPMG LLP's international affiliates are largely in euros. Such fees were translated into U.S. dollars at the average exchange rate for the respective year.

	2004	2003
	(In millions)
Audit fees(1)	$11.8	$5.6
Audit related fees	0.3	0.1

Total audit and audit related fees	12.1	5.7
Tax fees(2)	1.4	2.2
All other fees	0.1	–

Total	$13.6	$7.9

(1)
Consists of fees for the consolidated audit and all other fees for services that only our independent auditors can perform, such as reviews of our quarterly financial statements, registration statement filings, comfort letters, statutory audits, audits of internal control over financial reporting, etc.
(2)
Consists of fees for tax consultation and tax compliance services.

The Audit Committee considers whether an engagement is consistent with maintaining auditor independence and if the auditor is in the best position to provide effective and efficient services. The Audit Committee pre-approves the engagement of our independent auditors and all audit or non-audit services to be rendered by such independent auditors. The Audit Committee has implemented certain procedures to manage the approval process. The Audit Committee has pre-approved via policy certain services if such services are anticipated at inception to result in fees of less than $50,000. If an individual project is expected to have fees in excess of $50,000, or is not covered by the services outlined in the pre-approved policy, that project will require specific approval of the Audit Committee. With respect to pre-approval of services by the independent auditors, the Chairman of the Audit Committee has been given authority to pre-approve services on behalf of the Audit Committee not exceeding $150,000 in fees. During Fiscal 2004, there were no waivers of the pre-approval requirement that required action by the Audit Committee.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and that such services are permitted by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated with respect thereto. In 2004, the Audit Committee has advised management to consider selecting accounting firms other than KPMG for tax matters and non-audit related services, where appropriate.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits

  1.
  The index to financial statements is located on page F-1.
  2.
  The index to financial statement schedules is located on page F-1.
  3.
  For a list of exhibits, see (b) below.

(b) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant as currently in effect.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.(2)
3.3	Bylaws of the Registrant as currently in effect.(1)
4.1	Specimen of Class A Common Stock certificate of the Registrant.(3)
4.2	Specimen of Class B Common Stock certificate of the Registrant.(3)
4.3	Specimen of Class C Common Stock certificate of the Registrant.(3)
4.4	Indenture dated as of April 6, 2004, by and between UGC and The Bank of New York.(4)
4.5	Registration Rights Agreement dated as of April 6, 2004, by and between UGC and Credit Suisse First Boston.(4)
10.1	Agreement Regarding Old UGC among UnitedGlobalCom, Inc. (now known as Old UGC, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.2	Agreement Regarding Additional Covenants among UGC (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.3	Standstill Agreement among UGC and Liberty Media Corporation, dated as of January 5, 2004.(5)
10.4	Standstill Agreement among UGC (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002 (terminated except as to (i) the Registrant's obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.14).(1)
10.5	Registration Rights Agreement, by and among New UnitedGlobalCom, Inc. (now known as UGC), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.6	1993 Stock Option Plan of the Registrant, amended and restated as of January 22, 2004.(6)
10.7	Stock Option Plan for Non-Employee Directors of the Registrant, effective June 1, 1993, amended and restated as of January 22, 2004.(6)
10.8	Stock Option Plan for Non-Employee Directors of the Registrant, effective March 20, 1998, amended and restated as of January 22, 2004.(6)
10.9	2003 Equity Incentive Plan of the Registrant, effective September 1, 2003.(6)
10.10	ULA Stock Option Plan, effective June 6, 1997, as amended December 6, 2000.(7)
10.11	UPC Distribution (n/k/a UPC Broadband) Bank Facility Amended Waiver Letter dated April 4, 2003.(8)
10.12	Securities Purchase Agreement dated April 8, 2003, by and among UGC and Liberty International B-L LLC.(9)
10.13	Amendment Agreement, dated January 5, 2004, by and between UGCH Finance, Inc. and LBTW I, Inc.(5)
10.14	Letter Agreement, dated November 12, 2003, by and between UGC and Liberty Media Corporation.(10)
10.15	Executive Service Agreement between UPC Services Limited and Charles Bracken dated December 15, 2004.
10.16	Executive Service Agreement between UPC Services Limited and Shane O'Neill dated January 10, 2005.
10.17	Employment Agreement effective April 19, 2000, among UGC, UPC and Gene Musselman.(6)

10.18	Addendum to Employment Agreement dated as of September 3, 2003, among UGC, UPC and Gene Musselman.(6)
10.19	Employment Agreement dated January 5, 2004, between UGC and Gene W. Schneider.(5)
10.20	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.31 below.(7)
10.21	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina W. Wildes and Carla G. Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001.(7)
10.22	Modification to Existing Severance Policy effective January 5, 2004.(6)
10.23	Form of Indemnification Agreement dated August 4, 2004, between UGC and its Directors.(11)
10.24	Form of Indemnification Agreement dated August 4, 2004, between UGC and its Officers.(11)
10.25	Consulting Agreement dated as of December 6, 2004, between UGC and Mark L. Schneider.
10.26	Severance, Noncompetition, Waiver and Release Agreement dated as of December 6, 2004, between UGC and Mark L. Schneider.
10.27	Settlement Agreement dated as of December 6, 2004, among UGC, chello broadband N.V. and Mark L. Schneider.
10.28	Shared Services Agreement dated June 7, 2004, between UGC and LMI.(11)
10.29	Stock and Loan Purchase Agreement dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(12)
10.30	Amendment to the Purchase Agreement dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(12)
10.31	Shareholders Agreement dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA.(12)
10.32	Amendment and Restatement Agreement, dated March 7, 2005, between UPC Broadband and UPC Financing Partnership, as Borrowers, the companies listed in Schedule 1 thereto, as Guarantors, and TD Bank Europe Limited, as Facility Agent and Security Agent, relating to a €1,072,000,000 Credit Agreement originally dated January 16, 2004, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, for UPC Broadband, as Borrower, and with the companies identified as guarantors in Part 1 of Schedule 1 thereto, as Original Guarantors, the banks and financial institutions listed in Part 2 of Schedule 1 thereto, as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as facility agents under the Existing Facility (as defined therein) (the "2004 Credit Agreement").
10.33	Amendment and Restatement Agreement, dated March 7, 2005, between UPC Broadband and UPC Financing Partnership, as Borrowers, the companies listed in Schedule 1 thereto, as Guarantors, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, relating to a €3,500,000,000, US$347,500,000 and €95,000,000 Credit Agreement originally dated October 26, 2000, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, for UPC Broadband and UPC Financing Partnership, as Borrowers, and with the companies identified as guarantors in Part 1 of Schedule 1 thereto, as Original Guarantors, the Lead Arrangers listed therein, the banks and financial institutions listed in Part 2 of Schedule 1 thereto, as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent.
10.34	Additional Facility Accession Agreement, dated June 24, 2004, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility E Lenders, under the 2004 Credit Agreement.(13)
10.35	Additional Facility Accession Agreement, dated December 2, 2004, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility F Lenders, under the 2004 Credit Agreement.(14)

10.36	Stock Purchase and Sale Agreement dated as of December 16, 2004, among UGC, United UPC Bonds LLC, a subsidiary of UGC, Liberty Ireland Funding, Inc. and Liberty Media International Holdings LLC.(15)
10.37	Partnership Interest Sale and Purchase Agreement dated as of December 16, 2004, among LMI, Belgium Cable GP, LLC, Belgium Cable GP II, LLC, UPC, chello media investments BV, chello media Belgium I BV, chello media Belgium II BV and LMC.(15)
10.38	Agreement and Plan of Merger dated January 17, 2005, by and among UGC, LMI, Liberty Global, Inc., Cheetah Acquisition Corp. and Tiger Global Acquisition Corp.(16)
10.39	Additional Facility Accession Agreement, dated March 9, 2005, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility G Lenders, under the 2004 Credit Agreement.
10.40	Additional Facility Accession Agreement, dated March 7, 2005, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility H Lenders, under the 2004 Credit Agreement.
10.41	Additional Facility Accession Agreement, dated March 9, 2005, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility I Lenders, under the 2004 Credit Agreement.
14.1	Code of Ethics for our Chief Executive and Senior Financial Officers, as amended and restated on March 11, 2004.(6)
21.1	Subsidiaries of UGC.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from UGC's Registration Statement on Form S-1 dated February 14, 2002 (File No. 333-82776).
(2)
Incorporated by reference from UGC's Amendment No. 8 to its Registration Statement on Form S-1 dated September 26, 2003 (File No. 333-82776).
(3)
Incorporated by reference from UGC's Form 10-K for the year ended December 31, 2001 (File No. 000-496-58).
(4)
Incorporated by reference from UGC's Form 8-K dated April 6, 2004 (File No. 000-496-58).
(5)
Incorporated by reference from UGC's Form 8-K dated January 5, 2004 (File No. 000-496-58).
(6)
Incorporated by reference from UGC's Form 10-K for the year ended December 31, 2003 (File No. 000-496-58).
(7)
Incorporated by reference from UGC's Amendment No. 10 to its Registration Statement on Form S-1 dated December 11, 2003 (File No. 333-82776).
(8)
Incorporated by reference from UPC's Form 8-K dated April 9, 2003 (File No. 000-25365).
(9)
Incorporated by reference from UGC's Amendment No. 5 to its Registration Statement on Form S-1 dated May 2, 2003 (File No. 333-82776).
(10)
Incorporated by reference from UGC's Form 8-K dated November 13, 2003 (File No. 000-496-58).
(11)
Incorporated by reference from UGC's Form 10-Q for the quarter ended September 30, 2004 (File No. 000-496-58).
(12)
Incorporated by reference from UGC's Form 8-K dated July 1, 2004 (File No. 000-496-58).
(13)
Incorporated by reference from UGC's Form 8-K dated June 29, 2004 (File No. 000-496-58).
(14)
Incorporated by reference from UGC's Form 8-K dated December 2, 2004 (File No. 000-496-58).
(15)
Incorporated by reference from UGC's Form 8-K dated December 16, 2004 (File No. 000-496-58).
(16)
Incorporated by reference from LMI's Form 8-K dated January 17, 2005 (File No. 000-50671).

(c) See index to financial statements (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITEDGLOBALCOM, INC. a Delaware corporation
March 14, 2005	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005	* Robert R. Bennett, Director
March 14, 2005	* Charles H.R. Bracken, Co-Chief Financial Officer
March 14, 2005	* John P. Cole, Jr., Director
March 14, 2005	/s/ VALERIE L. COVER Valerie L. Cover, Vice President and Controller and Co-Principal Accounting Officer
March 14, 2005	* John W. Dick, Director
March 14, 2005	* Bernard G. Dvorak, Director
March 14, 2005	* Michael T. Fries, President, Chief Executive Officer and Director
March 14, 2005	* Paul A. Gould, Director
Gary S. Howard, Director
March 14, 2005	* David B. Koff, Director
March 14, 2005	* John C. Malone, Director
March 14, 2005	* Ruth E. Pirie, Co-Principal Accounting Officer
March 14, 2005	* Gene W. Schneider, Chairman
March 14, 2005	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Co-Chief Financial Officer

* By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Attorney-in-Fact

UNITEDGLOBALCOM, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2004, using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal control of our subsidiaries Suez-Lyonnaise Telecom SA ("Noos"), Princes Holdings Limited ("PHL") and Belgian Cable Holdings ("BCH"), all of which were acquired in 2004. The aggregate amount of consolidated assets and revenues of these subsidiaries included in our consolidated financial statements as of and for the year ended December 31, 2004 were $1.344 billion and $232.9 million, respectively. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UnitedGlobalCom, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UnitedGlobalCom, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that UnitedGlobalCom, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UnitedGlobalCom, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that UnitedGlobalCom, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, UnitedGlobalCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

UnitedGlobalCom, Inc. acquired Suez Lyonnaise Telecom SA (Noos), Princes Holdings Limited (PHL), and Belgium Cable Holdings (BCH) during 2004, and management excluded from its assessment of the effectiveness of UnitedGlobalCom, Inc.'s internal control over financial reporting as of December 31, 2004, Noos, PHL, and BCH's internal control over financial reporting associated with total combined assets of $1,343,749,000 and total combined revenues of $232,883,000 that are included in the consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of UnitedGlobalCom, Inc. also excluded an evaluation of the internal control over financial reporting of Noos, PHL, and BCH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Denver, Colorado
March 11, 2005

UnitedGlobalCom, Inc.
Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$1,028,993	$310,361
Restricted cash	43,640	25,052
Short-term liquid investments	48,965	2,134
Trade receivables, net	184,222	140,075
Other receivables	134,110	65,157
Other current assets, net	98,525	79,542

Total current assets	1,538,455	622,321
Long-term assets:
Investments in affiliates, accounted for using the equity method	345,790	95,238
Other investments	262,091	206,325
Property and equipment, net	4,193,095	3,342,743
Goodwill	2,170,705	2,519,831
Intangible assets, net	445,172	252,236
Other assets, net	178,989	60,977

Total assets	$9,134,297	$7,099,671

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
	(Note 3)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$345,535	$225,540
Accrued liabilities	462,927	302,597
Subscriber advance payments and deposits	332,765	141,108
Accrued interest	88,608	102,949
Notes payable, related party	108,414	102,728
Current portion of debt	34,325	310,804
Other current liabilities	49,675	82,149
Other current liabilities subject to compromise	–	336,916

Total current liabilities	1,422,249	1,604,791
Long-term liabilities:
Long-term portion of debt	4,844,624	3,615,902
Other long-term liabilities	375,103	383,725

Total liabilities	6,641,976	5,604,418

Commitments and contingencies (note 14)
Minority interests in subsidiaries	96,378	22,761

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 413,206,357 and 287,350,970 shares issued, respectively	4,132	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 379,603,223 and 303,123,542 share issued and outstanding, respectively	3,796	3,031
Additional paid-in capital	2,624,159	5,852,896
Deferred compensation	(1,851)	–
Treasury stock, at cost	(75,844)	(70,495)
Accumulated deficit.	(382,355)	(3,372,737)
Accumulated other comprehensive income (loss)	223,794	(943,165)

Total stockholders' equity	2,395,943	1,472,492

Total liabilities and stockholders' equity	$9,134,297	$7,099,671

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3)
Revenue	$2,525,446	$1,891,530	$1,515,021
Operating costs and expenses:
Operating	(1,014,628)	(785,132)	(789,457)
Selling, general and administrative ("SG&A")	(631,585)	(477,516)	(429,190)
Depreciation and amortization (operating)	(935,185)	(808,663)	(730,001)
Impairment of long-lived assets (operating)	(38,915)	(402,239)	(436,153)
Restructuring charges and other (operating).	(29,019)	(35,970)	(1,274)
Stock-based compensation (SG&A)	(116,661)	(38,024)	(28,228)

Operating loss	(240,547)	(656,014)	(899,282)
Interest income	23,823	13,054	38,315
Interest expense	(283,280)	(327,132)	(680,101)
Foreign currency transaction gains, net	26,753	153,808	485,938
Realized and unrealized (losses) gains on derivative instruments, net	(60,237)	(35,424)	138,398
Gains on extinguishment of debt	35,787	2,183,997	2,208,782
Gains on sale of investments and other, net	12,325	279,442	117,262
Other expense, net	(13,455)	(43,665)	(80,617)

Income (loss) before income taxes and other items	(498,831)	1,568,066	1,328,695
Income tax benefit (expense), net	101,105	(50,344)	(201,182)
Minority interests in losses (earnings) of subsidiaries and other, net	3,062	183,182	(67,103)
Share in results of affiliates, net	12,309	294,464	(72,142)

Income (loss) before cumulative effect of change in accounting principle	(382,355)	1,995,368	988,268
Cumulative effect of change in accounting principle, net of tax	–	–	(1,344,722)

Net income (loss)	$(382,355)	$1,995,368	$(356,454)

Earnings per share:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.50)	$7.41	$2.29
Cumulative effect of change in accounting principle	–	–	(3.13)

Basic earnings (loss) per share	$(0.50)	$7.41	$(0.84)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.50)	$7.41	$2.29
Cumulative effect of change in accounting principle	–	–	(3.12)

Diluted earnings (loss) per share	$(0.50)	$7.41	$(0.83)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3)
Net income (loss)	$(382,355)	$1,995,368	$(356,454)

Other comprehensive income (loss):
Foreign currency translation adjustments	195,429	61,440	(864,104)
Change in fair value of derivative contracts	–	–	13,443
Reclassification adjustment for expired derivative contracts included in net income	–	10,616	–
Net unrealized gains on available-for-sale securities	56,417	97,318	4,029
Reclassification adjustment for gains on available-for-sale securities included in net income	(10,517)	–	–
Other	–	(194)	(77)

Other comprehensive income (loss) before income taxes	241,329	169,180	(846,709)
Provision for income taxes related to net unrealized gains on available-for-sale securities	(17,535)	–	–

Other comprehensive income (loss)	223,794	169,180	(846,709)

Comprehensive income (loss)	$(158,561)	$2,164,548	$(1,203,163)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
									Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
December 31, 2003 (UGC Pre-Founders Transaction)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$–	13,045,959	$(70,495)	$(3,372,737)	$(943,165)	$1,472,492

January 1, 2004 (UGC Post-Founders Transaction) (Note 3)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$1,439,479	$–	13,045,959	$(70,495)	$–	$–	$1,374,977
Issuance of additional Class A common stock in connection with the UGC Europe exchange offer	2,596,270	26	–	–	–	–	19,706	–	–	–	–	–	19,732
Issuance of Class A common stock upon exercise of LMC's preemptive right	20,706,894	207	–	–	–	–	54,454	–	–	–	–	–	54,661
Issuance of common stock in connection with rights offering	82,950,715	830	2,295,445	23	84,874,594	849	1,018,109	–	–	–	–	–	1,019,811
Issuance of Class A common stock in connection with subsidiary reorganization	2,011,813	20	–	–	–	–	18,368	–	–	–	–	–	18,388
Issuance of Class A common stock for acquisition of a minority interest in subsidiary	1,800,000	18	–	–	–	–	16,434	–	–	–	–	–	16,452
Share exchange by LMC	8,394,913	84	–	–	(8,394,913)	(84)	–	–	–	–	–	–	–
Issuance of shares to LMI for acquisition of Irish subsidiary.	6,413,991	64	–	–	–	–	2,854	–	–	–	–	–	2,918
Issuance of Class A common stock in connection with stock option plans	877,077	9	–	–	–	–	4,064	–	–	–	–	–	4,073
Issuance of Class A common stock in connection with 401(k) plan	103,714	1	–	–	–	–	827	–	–	–	–	–	828
Stock-based compensation, net of tax	–	–	–	–	–	–	68,275	(1,851)	–	–	–	–	66,424
Loss on issuance of subsidiary shares for acquisition in France	–	–	–	–	–	–	(11,776)	–	–	–	–	–	(11,776)
Acquisition of investment from parent	–	–	–	–	–	–	(10,517)	–	–	–	–	–	(10,517)
Other equity transactions	–	–	–	–	–	–	3,882	–	13,626	–	–	–	3,882
Purchase of Class A common stock	–	–	–	–	–	–	–	–	787,391	(5,349)	–	–	(5,349)
Net loss	–	–	–	–	–	–	–	–	–	–	(382,355)	–	(382,355)
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	–	–	–	–	–	28,365	28,365
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	195,429	195,429

December 31, 2004 (UGC Post-Founders Transaction)(Note 3)	413,206,357	$4,132	11,165,777	$112	379,603,223	$3,796	$2,624,159	$(1,851)	13,846,976	$(75,844)	$(382,355)	$223,794	$2,395,943

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
									Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
December 31, 2002 (UGC Pre-Founders Transaction)	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for subsidiary preference shares	2,155,905	21	–	–	–	–	6,082	–	–	–	1,423,102	–	1,429,205
Issuance of Class A common stock in connection with stock option plans	311,454	3	–	–	–	–	1,351	–	–	–	–	–	1,354
Issuance of Class A common stock in connection with 401(k) plan	58,272	1	–	–	–	–	258	–	–	–	–	–	259
Issuance of common stock by UGC Europe for debt and other liabilities	–	–	–	–	–	–	966,362	–	–	–	–	–	966,362
Equity transactions of subsidiaries	–	–	–	–	–	–	(129,904)	1,896	–	–	6,555	–	(121,453)
Amortization of deferred compensation	–	–	–	–	–	–	–	26,577	–	–	–	–	26,577
Receipt of common stock in satisfaction of executive loans	–	–	–	–	–	–	–	–	861,108	–	–	–	–
Issuance of Class A common stock in connection with the UGC Europe exchange offer	174,432,647	1,744	–	–	–	–	1,325,103	–	4,780,611	(36,333)	–	–	1,290,514
Net income	–	–	–	–	–	–	–	–	–	–	1,995,368	–	1,995,368
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	61,440	61,440
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	10,616	10,616
Unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	97,318	97,318
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	(194)	(194)

December 31, 2003 (UGC Pre-Founders Transaction)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$–	13,045,959	$(70,495)	$(3,372,737)	$(943,165)	$1,472,492

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except number of shares)

	Series C & D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock
											Treasury Stock			Accumulated Other Comprehensive Income (Loss)
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2001 (UGC Pre-Founders Transaction)	712,500	$712,500	98,042,205	$981	19,027,134	$190	–	$–	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	–	–	–	–	–	–	–	–	(156)	–	–	–	(4,018)	–	(4,174)
Merger/reorganization transaction	(712,500)	(712,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448	–	(35,708)	923	–	–	59,104
Issuance of Class C common stock for financial assets	–	–	–	–	–	–	281,288,158	2,813	1,396,469	–	–	–	–	–	1,399,282
Issuance of Class A common stock in exchange for remaining interest in Old UGC	–	–	600,000	6	–	–	–	–	(6)	–	–	–	–	–	–
Issuance of Class A common stock in connection with 401(k) plan	–	–	121,813	1	–	–	–	–	340	–	–	–	–	–	341
Equity transactions of subsidiaries and other	–	–	–	–	–	–	–	–	(21,395)	12,794	–	–	–	–	(8,601)
Amortization of deferred compensation	–	–	–	–	–	–	–	–	–	32,918	–	–	–	–	32,918
Purchase of treasury shares	–	–	–	–	–	–	–	–	–	–	1,835,000	(5,101)	–	–	(5,101)
Net income	–	–	–	–	–	–	–	–	–	–	–	–	(356,454)	–	(356,454)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	(864,104)	(864,104)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	–	–	–	–	13,443	13,443
Change in unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	–	–	–	–	–	–	4,029	4,029
Amortization of cumulative effect of change in accounting principle	–	–	–	–	–	–	–	–	–	–	–	–	–	(77)	(77)

Balances, December 31, 2002 (UGC Pre-Founders Transaction)	–	$–	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3)
Cash Flows from Operating Activities
Net income (loss)	$(382,355)	$1,995,368	$(356,454)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	935,185	808,663	730,001
Impairment of long-lived assets, restructuring charges and other	67,934	438,209	437,427
Stock-based compensation	65,827	29,242	28,228
Accretion of interest on senior notes and amortization of deferred financing costs	21,588	50,733	234,247
Unrealized foreign currency transaction gains, net	(5,526)	(116,454)	(491,313)
Realized and unrealized losses (gains) on derivative instruments	60,237	35,424	(138,398)
Gains on extinguishment of debt	(35,787)	(2,183,997)	(2,208,782)
Gains on sale of investments and other, net	(12,325)	(279,442)	(117,262)
Deferred income tax (benefit) expense, net	(130,518)	(23,420)	104,068
Minority interests in (losses) earnings of subsidiaries and other, net	(3,062)	(183,182)	67,103
Share in results of affiliates, net	(12,309)	(294,464)	72,142
Cumulative effect of change in accounting principle	–	–	1,344,722
Other non-cash items	14,755	32,009	102,326
Change in assets and liabilities:
Change in receivables and other assets	(72,169)	40,870	46,803
Change in accounts payable, accrued liabilities and other	188,127	42,533	(148,466)

Net cash flows from operating activities	699,602	392,092	(293,608)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3)
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(710,549)	(2,150)	(22,617)
Cash paid for acquisition, to be refunded by seller	(52,128)	–	–
Capital expenditures	(480,133)	(333,124)	(335,192)
Purchases of short-term liquid investments	(293,734)	(1,000)	(117,221)
Proceeds from sale of short-term liquid investments	246,981	45,561	152,405
Restricted cash released (deposited), net	(17,298)	24,825	40,357
Investments in and loans to affiliates	(144,699)	(20,931)	(2,590)
Proceeds from sale of investments in affiliates	696	45,447	–
Purchase of interest rate caps	(21,442)	(9,750)	–
Cash paid to settle interest rate swaps	(66,411)	(58,038)	–
Dividends received from affiliates	17,098	4,714	11,276
Proceeds received upon repayment of debt securities	115,592	–	–
Other	1,826	3,092	16,319

Net cash flows from investing activities	(1,404,201)	(301,354)	(257,263)

Cash Flows from Financing Activities
Issuance of common stock	1,076,811	1,354	200,006
Proceeds from issuance of convertible senior notes	604,595	–	–
Proceeds from notes payable to shareholder	5,371	–	102,728
Proceeds from issuance of debt	1,547,867	23,161	42,742
Repayments of debt	(1,803,081)	(233,506)	(321,961)
Financing costs	(62,448)	(2,233)	(18,293)
Purchase of treasury shares	(5,349)	–	–

Net cash flows from financing activities	1,363,766	(211,224)	5,222

Effects of Exchange Rates on Cash	59,465	20,662	35,694

Increase (Decrease) in Cash and Cash Equivalents	718,632	(99,824)	(509,955)
Cash and Cash Equivalents, Beginning of Year	310,361	410,185	920,140

Cash and Cash Equivalents, End of Year	$1,028,993	$310,361	$410,185

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Consolidated Financial Statements

1.     Organization and Nature of Operations

UnitedGlobalCom, Inc. (together with its subsidiaries the "Company," "UGC," "we," "us," "our" or similar terms) was formed in February 2001 as part of a series of planned transactions with Old UGC, Inc. ("Old UGC," formerly known as UGC Holdings, Inc., now our wholly owned subsidiary) and Liberty Media Corporation (together with its subsidiaries and affiliates "LMC"), which restructured and recapitalized our business. We are an international broadband communications provider of video, voice and Internet access services with operations in 16 countries. Our wholly owned subsidiary UGC Europe, Inc. (together with its subsidiaries "UGC Europe"), our largest consolidated operation, is a pan-European broadband communications company. Through its subsidiary, United Pan-Europe Communications N.V. ("UPC"), UGC Europe provides video, high-speed Internet access and telephone services through its broadband networks in 13 European countries. UGC Europe's operations are currently organized into two principal divisions – UPC Broadband and chellomedia. UPC Broadband provides video, high-speed Internet access and telephone services to residential customers. chellomedia provides interactive digital products and services, produces and markets thematic channels and owns or manages our investments in various businesses in Europe. Our primary Latin American operation, VTR GlobalCom S.A. ("VTR"), provides video, high-speed Internet access and telephone services primarily to residential customers in Chile. We also have consolidated operations in Brazil and Peru, an approximate 19% interest in SBS Broadcasting S.A. ("SBS"), a European commercial television and radio broadcasting company, an approximate 34% interest in Austar United Communications Ltd. ("Austar United"), a pay-TV provider in Australia and an approximate 19% interest in Telenet Group Holding N.V. ("Telenet"), a broadband communications provider in Belgium, in addition to various other programming and distribution investments.

On January 5, 2004, LMC acquired 8,198,016 shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash (the "Founders Transaction"). Upon completion of this transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and control us.

On May 21, 2004, LMC contributed substantially all of its shares of our common stock and related contract rights to Liberty Media International ("LMI"), which at the time was a wholly-owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC's stockholders in a spin-off. As a result, LMI is now an independent publicly-traded company that owns approximately 53.5% of our common stock, which represents an approximate 91.0% voting interest in us. Pursuant to an Assignment and Assumption Agreement between LMC and LMI, dated May 21, 2004, LMC assigned to LMI all of LMC's rights and obligations with respect to the standstill agreement between us and LMC.

On January 17, 2005, we entered into an agreement and plan of merger with LMI pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, Inc. ("Liberty Global"), which has been formed for this purpose. In the mergers, each outstanding share of LMI Series A common stock and Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. Our stockholders may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to our stockholders does not exceed 20% of the aggregate value of the merger consideration payable to our public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies' stockholders, including an affirmative vote of a majority of the voting power of our Class A common stock not beneficially owned by LMI, LMC, any of LMI's respective subsidiaries or any of the executive officers or directors of LMI, LMC, or us.

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, fair values of long-lived assets and any related impairments, useful lives of property and equipment, restructuring accruals and other special items. Actual results could differ from those estimates.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than three months. Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified based on the expected timing of such disbursement.

Short-Term Liquid Investments

Short-term liquid investments include marketable equity securities, certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of related tax effects. Realized gains and losses and declines in fair value that are other-than-temporary are recognized in the statement of operations based on the specific identification method.

Trade Receivables

Trade receivables represent receivables from the provision of services to our subscribers, and are reflected net of allowance for doubtful accounts. Such allowance was $48.5 million and $43.4 million at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. Generally, upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer pursued.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers who are delinquent.

Investments in Affiliates, Accounted for under the Equity Method

For those investments in affiliates in which we have the ability to exercise significant influence, the equity method of accounting is used. Generally we exercise significant influence through a voting interest between 20% and 50% and/or board representation and management authority. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, and advances and commitments to, the investee. If our investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate's net losses, and we hold investments in other more senior securities of the affiliate, we would continue to record losses from the affiliate to the extent of these additional investments. The portion of the difference between our investment and our share of the net assets of the investee that represents goodwill (equity method goodwill) is not amortized. Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which results from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases to additional paid-in capital.

Cost Method Investments

The cost method of accounting is used for our investments in affiliates in which our ownership interest is less than 20% and where we do not exert significant influence. For cost investments in marketable equity securities, we mark these investments to fair value as available-for-sale securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of related tax effects. Realized gains and losses and declines in fair value that are other-than-temporary are recognized in the statement of operations.

Investment Valuation

We evaluate our equity method investments and cost method investments on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. Factors considered in making this evaluation include: (i) the historical volatility of the fair value of the security; (ii) the length of time and extent to which the fair value has been less than cost; (iii) the financial condition and near-term prospects of the issuer; and (iv) our intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in fair value. In general, declines in the fair value of investments below the carrying amount for a period of less than six months are generally considered to be temporary. Declines in the fair value of investments below the carrying amount for a period of six to nine months are evaluated on a case-by-case basis to determine whether any company or market-specific factors exist that would indicate that such declines are other-than-temporary. Declines in the fair value of investments below the carrying amount for greater than nine months are considered other-than-temporary and are recorded as charges to the statement of operations, absent specific factors to the contrary. We estimate fair value amounts using available market information and other relevant methodologies, however considerable judgment is required in interpreting data to develop these estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. Declines in fair value that are other-than-temporary are recognized in the statement of operations, thus establishing a new cost basis for such investment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead cost. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or high-speed Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed. Additions, replacements and improvements to property and equipment that extend the asset life are capitalized. Repairs and maintenance are charged to operations.

Depreciation is computed using the straight-line method over the estimated economic useful life of the asset (including assets capitalized pursuant to capital leases). Installation costs are depreciated over the average expected subscriber life. The useful lives used to depreciate cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed.

When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts and any differences are included in deprecation expense.

Interest capitalized with respect to construction activities was not material during 2004, 2003 and 2002.

The economic lives of property and equipment at acquisition are as follows:

Network/line extensions	4-25 years
Upgrade/rebuild	3-25 years
Customer premise equipment	3-10 years
Scaleable infrastructure	2-20 years
Support capital (buildings)	20-40 years
Support capital (other)	3-15 years

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Other intangible assets consist principally of customer relationships, trademarks and computer software. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis on October 1 and whenever indicators of impairment arise. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

Impairment of Long-Lived Assets

Property and equipment and intangible assets (other than goodwill and indefinite-lived intangible assets) are reviewed for impairment whenever events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, we recognize an impairment. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Derivative Financial Instruments

We use derivative financial instruments from time to time to manage exposure to movements in foreign currency exchange rates and interest rates. We account for free-standing derivative financial instruments and derivative financial instruments embedded in other contracts at fair value. Changes in fair value of derivative financial instruments are recorded in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. For derivative financial instruments that are not designated or that do not qualify as accounting hedges, changes in fair value are recognized in the statement of operations.

Revenue Recognition

Cable Network Revenue

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

Other Revenue

We recognize revenue from the provision of direct-to-home satellite services, or "DTH," telephone and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.

Other

For subscriber promotions, such as discounted or free services during an introductory period, revenue is recorded at the discounted monthly rate charged to the subscriber. Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Stock-Based Compensation

We account for our fixed and variable stock-based compensation plans using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. As a result of the modification of certain terms of our stock options in connection with our February 2004 rights offering, we began accounting for our stock options that were granted prior to February 2004 as variable-plan options. Stock options granted subsequent to February 2004 are accounted for as fixed-plan options. We record stock-based compensation expense as a result of applying variable-plan accounting to our stock appreciation rights ("SARs") using the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.

The following table presents the effect on net earnings (loss) and earnings (loss) per common share as if we applied the fair value method of accounting to our options. As the accounting for the liability-based SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to SARs (amounts in thousands, except per share amounts):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Year Ended December 31,	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(382,355)	$1,995,368	$(356,454)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40,681	29,242	28,228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(25,749)	(57,101)	(102,837)

Pro forma net income (loss)	$(367,423)	$1,967,509	$(431,063)

Basic net earnings (loss) per common share:
As reported	$(0.50)	$7.41	$(0.84)

Pro forma	$(0.48)	$7.35	$(1.01)

Diluted net earnings (loss) per common share:
As reported	$(0.50)	$7.41	$(0.83)

Pro forma	$(0.48)	$7.35	$(1.01)

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) (as adjusted for certain equity transactions) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been converted at the beginning of the periods presented.

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

New Accounting Principles

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25,

Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption of SFAS No. 123R.

3.     Acquisitions, Dispositions and Other

Founders Transaction

Upon completion of the Founders Transaction, the restriction on LMC's right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and control us. LMC acquired its cumulative interest in us over a period of several years in separate acquisitions. LMC's largest acquisition of us occurred in January 2002 whereby its economic and voting interest increased from approximately 11% and 37%, respectively, to approximately 73% and 94%, respectively. Because of certain voting and standstill agreements entered into between LMC and our founding stockholders in connection with this January 2002 transaction, LMC was unable to control us and therefore accounted for its investment in us under the equity method of accounting. Upon consummation of the Founders Transaction, our financial statements changed to reflect the push down of LMC's basis and, as a result, we have a new basis of accounting effective January 1, 2004. Accordingly, for periods prior to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Pre-Founders Transaction," and for periods subsequent to January 1, 2004 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as "UGC Post-Founders Transaction." The "Company," "UGC," "we," "us," "our" or similar terms refer to both UGC Post-Founders Transaction and UGC Pre-Founders Transaction.

The following table presents the summary balance sheet of UGC Pre-Founders Transaction as of December 31, 2003, prior to the push down of LMC's basis and the opening summary balance sheet of UGC Post-Founders Transaction on January 1, 2004, subsequent to the push down of LMC's basis (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	January 1, 2004	December 31, 2003
Current assets	$622,321	$622,321
Property and equipment, net	3,386,252	3,342,743
Goodwill	2,023,374	2,519,831
Customer relationships	379,093	224,358
Tradenames	62,441	23,346
Other intangible assets	4,532	4,532
Other assets, net	370,137	362,540

Total assets	$6,848,150	$7,099,671

Current liabilities	$1,407,275	$1,604,791
Long-term debt	3,615,902	3,615,902
Other long-term liabilities	427,235	383,725

Total liabilities	$5,450,412	$5,604,418

Minority interests in subsidiaries	22,761	22,761

Stockholders' equity	1,374,977	1,472,492

Total liabilities and stockholders' equity	$6,848,150	$7,099,671

The push down of LMC's basis is based on an allocation of LMC's basis in us at each respective step acquisition date based on the estimated fair values of our assets and liabilities on such dates. The estimated weighted-average amortization period for customer relationship intangible assets at the push down date was 4.9 years.

The following table presents our unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2003, to provide a better understanding of what our results of operations might have looked like had LMC pushed down its investment basis in us to our financial statements as of January 1, 2003 (in thousands):

UGC Pre-Founders Transaction
Pro Forma Year Ended December 31, 2003
Revenue	$1,891,530

Net income	$419,522

Basic and diluted earnings per common share	$2.40

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

Acquisition of Noos

On July 1, 2004, UPC Broadband France SAS ("UPC Broadband France"), our indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA ("Noos"), from Suez SA ("Suez"). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. UPC Broadband France purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with our French operations and the creation of a platform for further growth and innovation in Paris and our remaining French systems. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in a €42.8 ($52.1) million reduction in the purchase price. Such receivable is recorded in other receivables on our consolidated balance sheet. The final purchase price for Noos was approximately €567.1 ($690.0) million, consisting of €487.1 ($592.6) million in cash, a 19.9% equity interest in UPC Broadband France valued at approximately €71.3 ($86.8) million and acquisition costs totaling €8.7 ($10.6) million.

We accounted for this transaction as the acquisition of an 80.1% interest in Noos and the sale of a 19.9% interest in UPC Broadband France. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values. We recorded a loss of approximately €9.7 ($11.8) million associated with the dilution of our ownership interest in UPC Broadband France as a result of the Noos transaction. This loss is reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders' equity. The following table presents the purchase price allocation for our acquisition of an 80.1% interest in Noos, together with the effects of the sale of a 19.9% interest in our historical French operations (in thousands):

Working capital.	$(106,744)
Property, plant and equipment	769,852
Intangible assets	11,815
Other long-term assets	4,066
Other long-term liabilities	(7,099)
Minority interest	(91,033)
Equity in UPC Broadband France	11,776

Cash consideration for Noos	592,633
Cash acquired	(18,791)

Net cash consideration for Noos	$573,842

The allocation above was made based on our assessment of the fair value of the assets and liabilities of Noos. As of December 31, 2004, this assessment has not been finalized, however we do not expect further significant purchase accounting adjustments. Minority interest was computed based on 19.9% of the fair value of our historical French operations and 19.9% of the historical carrying amount of Noos.

The estimated weighted-average amortization period for the intangible assets (favorable programming contract and tradename) at acquisition was 3.8 years.

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Pro Forma Year Ended December 31, 2004	Pro Forma Year Ended December 31, 2003
Revenue	$2,725,007	$2,248,311

Net income (loss)	$(399,588)	$1,461,090

Earnings per share:
Basic earnings (loss) per share	$(0.52)	$6.26

Diluted earnings (loss) per share	$(0.52)	$6.25

Suez' 19.9% interest in UPC Broadband France consists of 85.0 million shares of Class B common stock of UPC Broadband France. Subject to the terms of a call option agreement, UPC France Holding BV ("UPC France"), the parent company of UPC Broadband France, has the right through June 30, 2005 to purchase from Suez all of the Class B Shares for €85.0 million, subject to adjustment, plus interest. The purchase price for the Class B Shares may be paid in cash, our Class A common stock or LMI Series A common stock. Subject to the terms of a put option, Suez may require UPC France to purchase the Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair value, payable in cash or our common stock, for the Class B Shares or assist Suez in obtaining an offer to purchase the Class B Shares. UPC France also has the option to purchase the Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair value in cash, our Class A common stock or LMI Series A common stock.

Acquisition of PHL

On May 20, 2004, LMI acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited ("PHL") for €2.4 ($2.9) million, including acquisition costs of €0.4 ($0.5) million. PHL, through its subsidiary Chorus Communications Limited ("Chorus"), owns and operates broadband communications systems in Ireland. In connection with this acquisition, LMI loaned an aggregate of €75.0 million ($89.5 million as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. In June 2004, LMI loaned PHL an additional €4.5 million, for a total of €79.5 million ($108.4 million) as of December 31, 2004. These loans bear interest at 1.75% per annum and we have committed to refinance these loans no later than June 16, 2005.

LMI accounted for this acquisition using the purchase method of accounting, effective for financial reporting purposes as of June 1, 2004. LMI allocated the purchase price for the PHL acquisition as follows (in thousands):

Cash and cash equivalents	$14,473
Other current assets	7,423
Property and equipment	75,172
Customer relationships	10,239
Goodwill	24,023
Current liabilities	(26,078)
Subscriber advance payments and deposits	(12,851)
Debt	(89,483)

Net cash consideration (including acquisition costs)	$2,918

On December 16, 2004, we acquired LMI's interest in PHL in exchange for 6,413,991 shares of our Class A common stock, valued at $58.3 million on that date. We accounted for this transaction as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of PHL using

LMI's historical cost, as if this transaction had been consummated by us as of May 20, 2004 (June 1, 2004 for financial reporting purposes), the date of the original acquisition of PHL by LMI.

The estimated amortization period for the customer relationship intangible assets at acquisition was 4 years.

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Pro Forma Year Ended December 31, 2004	Pro Forma Year Ended December 31, 2003
Revenue	$2,558,441	$1,964,377

Net income (loss)	$(388,672)	$1,976,952

Basic and diluted earnings (loss) per share	$(0.51)	$7.37

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

On April 4, 2003, we issued 879,041 shares of our Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among us, a subsidiary of ours, Motorola Inc. and Motorola UPC Holdings, Inc. In consideration for the 879,041 shares of our Class A common stock, we acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 8, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated April 8, 2003, among us and Liberty International B-L LLC. In consideration for the 426,360 shares of our Class A common stock, we acquired 2,122 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $812.2 million was recognized during the second quarter of 2003 from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of the preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders' equity (deficit).

United Pan-Europe Communications N.V. Reorganization

On September 3, 2003, as a result of the consummation of UPC's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law, UGC Europe acquired all of the stock of, and became the successor issuer to, UPC. Prior to UPC's reorganization, we were the majority stockholder and largest single creditor of UPC. We became the holder of approximately 66.6% of UGC Europe's common stock in exchange for the equity and debt of UPC that we owned prior to UPC's reorganization. UPC's other bondholders and third-party holders of UPC's ordinary shares and preference shares exchanged their securities for the remaining 33.4% of UGC Europe's common stock.

We accounted for this restructuring as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC's senior notes, senior discount notes and UPC's exchangeable loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt ($3.076 billion) over the fair value of UGC Europe common stock issued ($966.4 million). We also recorded a loss of $134.1 million as a result of the change in our proportionate share of the underlying equity of UPC from 53.1% prior to the consummation of the reorganization to 66.6% after the consummation of the reorganization. This loss was recorded as a reduction to additional paid-in-capital in our consolidated statement of stockholders' equity.

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

We accounted for the exchange offer and merger using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price was allocated to the minority shareholders' proportionate interest in UGC Europe's identifiable tangible and intangible assets and liabilities acquired by us based upon their estimated fair values upon completion of the transaction. Purchase price in excess of the book value of these identifiable tangible and intangible assets and liabilities acquired was allocated as follows (in thousands):

Property and equipment	$717
Goodwill	1,005,148
Customer relationships	220,290
Tradename	22,922
Other assets	10,556
Other liabilities	55,271

Total consideration	$1,314,904

The estimated weighted-average amortization period for the customer relationship intangible assets at acquisition was 7.4 years.

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

The following unaudited pro forma condensed consolidated operating results give effect to this transaction as if it had been completed as of January 1, 2003 (for 2003 results) and as of January 1, 2002 (for 2002 results). This unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would actually have been if this transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable (in thousands, except share and per share amounts):

	UGC Pre-Founders Transaction
	Pro Forma Year Ended December 31,
	2003	2002
Revenue	$1,891,530	$1,515,021

Income before cumulative effect of change in accounting principle.	$1,805,225	$1,014,908

Net income (loss)	$1,805,225	$(329,814)

Earnings per share:
Basic net earnings (loss) per share before cumulative effect of change in accounting principle	$4.99	$1.63
Cumulative effect of change in accounting principle	–	(2.17)

Basic net earnings (loss) per share	$4.99	$(0.54)

Diluted net earnings (loss) per share before cumulative effect of change in accounting principle	$4.98	$1.63
Cumulative effect of change in accounting principle	–	(2.17)

Diluted net earnings (loss) per share	$4.98	$(0.54)

Merger Transaction with LMC

On January 30, 2002, we completed a transaction with LMC and Old UGC to restructure and recapitalize our company, pursuant to which the following occurred.

Immediately prior to the merger transaction on January 30, 2002:

  •
  LMC contributed approximately 9.9 million shares of Old UGC Class B common stock and approximately 12.0 million shares of Old UGC Class A common stock to us and in exchange for these contributions, we issued LMC approximately 21.8 million shares of our Class C common stock;
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
  •
  LMC has the right to elect four of our 12 directors;
  •
  The Founders had the effective voting power to elect eight of our 12 directors; and
  •
  We had the right to elect half of Old UGC's directors and the Principal Founders had the right to elect the other half of Old UGC's directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which Old UGC became a wholly-owned subsidiary and we became entitled to elect the entire board of directors of Old UGC).

Immediately following the merger transaction:

  •
  LMC contributed to us an exchangeable loan which had an accreted value of $891.7 million as of January 30, 2002 and, as a result, UPC owed the amount payable under such loan to us rather than to Liberty;

  •
  LMC contributed $200.0 million in cash to us;
  •
  LMC contributed to us certain UPC bonds ("the United UPC Bonds") and, as a result, UPC owed the amounts represented by the United UPC Bonds to us rather than to LMC; and
  •
  In exchange for the contribution of these assets to us, an aggregate of approximately 281.3 million shares of our Class C common stock was issued to LMC.

In December 2001, IDT United, Inc. ("IDT United") commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior discount notes of Old UGC (the "Old UGC Senior Notes"). As of the expiration of the tender offer on February 1, 2002, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, LMC had an equity and debt interest in IDT United. IDT United's sole purpose was to tender for the Old UGC Senior Notes.

Prior to the merger on January 30, 2002, we acquired from LMC $751.2 million aggregate principal amount at maturity of the Old UGC Senior Notes (which had previously been distributed to LMC by IDT United in redemption of a portion of LMC's equity interest and in prepayment of a portion of IDT United's debt to LMC), as well as all of LMC's remaining interest in IDT United. The purchase price for the Old UGC Senior Notes and LMC's interest in IDT United was:

  •
  Our assumption of approximately $304.6 million of indebtedness owed by LMC to Old UGC; and
  •
  Cash in the amount of approximately $143.9 million.

On January 30, 2002, LMC loaned us approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, LMC loaned us an additional approximately $85.4 million. We used the proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to LMC accrue interest at 8.0% annually, compounded and payable quarterly, and were cancelled in February 2004. Subsequent to these transactions, IDT United held Old UGC Senior Notes with a principal amount at maturity of $599.2 million. Although we only retained a 33.3% common equity interest in IDT United, we consolidated IDT United as a "variable interest entity," as we were the primary beneficiary of an entity that had insufficient equity at risk.

On May 14, 2002, the Principal Founders transferred all of the shares of Old UGC common stock held by them to us in exchange for an aggregate of 600,000 shares of our Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and us. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, Old UGC became our wholly-owned subsidiary, and we are entitled to elect the entire board of directors of Old UGC. This transaction was the final step in the recapitalization of Old UGC.

We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of Old UGC as if the merger transaction had been consummated at the inception of Old UGC. The purchase of the Old UGC Senior Notes directly from LMC and the purchase of LMC's interest in IDT United were recorded at fair value. The issuance of our new shares of Class C common stock to LMC for cash, the United UPC Bonds and the exchangeable loan was recorded at the fair value of our common stock at closing. The estimated fair value of these financial assets (with the exception of the exchangeable loan) was significantly less than the accreted value of such debt securities as reflected in Old UGC's historical financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of approximately $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost, as follows (in thousands):

	Fair Value at Acquisition	Book Value	Gain/(Loss)
Old UGC Senior Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
Exchangeable Loan	891,671	891,671	–
Write-off of deferred financing costs	–	(52,224)	(52,224)

Total gain on extinguishment of debt	$1,744,651	$3,501,940	$1,757,289

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

Working capital.	$(74,809)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Gain on reversal of net negative investment	147,925

Net cash deconsolidated	$(9,249)

Other

In January 2002, we recognized a gain of $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.

4.     Short-Term Liquid Investments

The following table provides detail of our short-term liquid investments' fair value and unrealized gains (losses), aggregated by investment category as of December 31, 2004 and 2003 (in thousands):

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	December 31, 2004		December 31, 2003
	Fair Value	Unrealized Gain(Loss)	Fair Value	Unrealized Gain(Loss)
Commercial paper	$41,096	$(7)	$–	$–
Corporate bonds and other.	7,869	6	2,134	856

Total	$48,965	$(1)	$2,134	$856

5.     Investments in Affiliates, Accounted for Using the Equity Method

The following table provides detail of our equity-method investments (in thousands):

	UGC Post-Founders Transaction			UGC Pre-Founders Transaction
	December 31, 2004			December 31, 2003
	Ownership Interest	Carrying Amount	Excess Basis	Carrying Amount	Excess Basis
Telenet	19.0%	$232,649	$–	$–	$–
Iberian Program Services C.V. ("IPS")	49.9%	43,537	26,382	30,806	11,382
Melita Cable PLC ("Melita")	50.0%	25,130	16,306	23,766	14,151
Austar United	33.9%	19,204	15,364	3,970	–
Other	various	25,270	–	36,696	–

Total		$345,790	$58,052	$95,238	$25,533

The following table reflects our share of earnings (losses) of our affiliates (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Telenet	$–	$–	$–
IPS	7,779	10,247	7,107
Melita	780	1,393	429
Austar United	976	(10,144)	–
Other	2,774	8,266	(40,756)
UAP (note 20)	–	284,702	(38,922)

Total	$12,309	$294,464	$(72,142)

Telenet

On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, our indirect wholly owned subsidiaries (collectively, "chellomedia Belgium"), acquired LMI's wholly owned subsidiary Belgian Cable Holdings ("BCH") for $121.1 million in cash. BCH's only assets were debt securities of Callahan Partners Europe, which we refer to as CPE, and one of two entities majority owned by CPE, which we refer to as the InvestCos, and related contract rights. The purchase price was equal to LMI's carrying value for the debt securities, which included an unrealized gain of $10.5 million. On December 17, 2004 we entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of

$137.95 million and the InvestCo debt security. Belgian Cable Investors then distributed $115.6 million of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet, and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors' indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 19.0% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.4% of the stock of Telenet, including the stock held by the InvestCos.

The restructuring was accounted for as a fair value transaction, in which BCH effectively transferred its debt securities and cash in return for an equity interest in Belgian Cable Investors. As this was a transaction consummated at fair value, we recognized the unrealized gain on the debt securities of $10.5 million as a realized gain in our consolidated statement of operations. We have determined that the InvestCos are variable interest entities, in which Belgian Cable Investors is the primary beneficiary. The securities within the InvestCos have a mandatory redemption feature, and accordingly, we have classified the securities attributable to the other shareholder of the InvestCos as debt. In our preliminary allocation of the purchase price, we have allocated $232.6 million to the investment in Telenet and the call options to purchase additional shares of Telenet, and have allocated $87.8 million to the debt securities, based on our preliminary assessment of fair value. We expect our purchase price allocation to be finalized in the first quarter of 2005. For financial reporting purposes, the restructuring transaction was deemed to have occurred on December 31, 2004.

Pursuant to the Telenet shareholders agreement, the InvestCos are able to vote a 25% interest plus one vote on certain Telenet matters that require a 75% vote to pass. In addition, through our interest in the InvestCos, we have two representatives on Telenet's board of directors. Based on the InvestCos voting ability, board membership and ability to acquire significantly more direct ownership of Telenet through the call options, we believe that the InvestCos exercise significant influence over Telenet. Therefore, we account for our indirect investment in Telenet using the equity method of accounting.

Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require Belgian Cable Investors to purchase all of CPE's interest in Belgian Cable Investors for the appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. Belgian Cable Investors has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to Belgian Cable Holdings for appraised fair value during the first 30 days of every six-month period following December 2009.

6.     Other Investments, Accounted for Using the Cost Method

The following table provides detail of our other investments (in thousands):

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	December 31, 2004	Unrealized Gain (Loss)	December 31, 2003	Unrealized Gain (Loss)
SBS	$241,500	$45,900	$195,600	$105,790
Other	20,591	–	10,725	6,098

Total	$262,091	$45,900	$206,325	$111,888

At December 31, 2004, we owned 6,000,000, or approximately 19%, of the outstanding shares of SBS, a European commercial television and radio broadcasting company. We record these marketable equity securities at fair value using quoted market prices.

7.     Property and Equipment

The following table provides detail of our consolidated property and equipment (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Network/line extensions	$1,383,233	$2,189,050
Upgrade/rebuild	742,824	1,017,313
Customer premise equipment	712,036	1,230,231
Scaleable infrastructure	526,607	786,569
Support capital and other	541,035	873,966
Noos	886,593	–
Priority Telecom	197,617	361,056
Chorus	111,193	–
Media	41,597	98,186

Total	5,142,735	6,556,371
Accumulated depreciation	(949,640)	(3,213,628)

Net property and equipment	$4,193,095	$3,342,743

Depreciation expense related to our property and equipment was $869.6 million, $804.9 million and $713.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Noos and Chorus are recent acquisitions. These companies have not historically classified property and equipment in the same categories as us. We are in the process of finalizing our valuation assessment on the assets and liabilities of Noos. This exercise will be complete in the first quarter of 2005 and will also include the allocation of property and equipment by major class in the categories above. We acquired

Chorus from LMI in December 2004. We will allocate their property and equipment to the categories above by the end of the first quarter of 2005.

8.     Goodwill

The change in the carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2003 is as follows (in thousands):

	UGC Post-Founders Transaction
	January 1, 2004	Acquisitions	Release of Pre-Acquisition Valuation Allowance	Foreign Currency Translation Adjustments	December 31, 2004
Europe:
The Netherlands	$680,349	$–	$(6,374)	$55,960	$729,935
Austria	458,544	2,266	(2,893)	37,416	495,333
Norway	27,791	–	(2,813)	2,507	27,485
Sweden	121,945	–	(1,176)	11,376	132,145
Belgium	56,803	–	(232)	4,644	61,215
Ireland	–	24,023	–	3,436	27,459

Total Western Europe	1,345,432	26,289	(13,488)	115,339	1,473,572

Hungary	159,312	–	(6,500)	25,287	178,099
Poland	28,643	–	(3,257)	(1,343)	24,043
Czech Republic	52,870	–	(18,654)	5,428	39,644
Slovak Republic	20,123	–	(1,369)	3,211	21,965
Romania	13,617	1,727	(132)	2,323	17,535

Total Central and Eastern Europe	274,565	1,727	(29,912)	34,906	281,286

chellomedia	211,592	–	(10,105)	15,274	216,761

Total	1,831,589	28,016	(53,505)	165,519	1,971,619
Latin America:
Chile	191,785	–	(4,575)	11,876	199,086

Total	$2,023,374	$28,016	$(58,080)	$177,395	$2,170,705

	UGC Pre-Founders Transaction
	January 1, 2003	Acquisitions	UGC Europe Exchange Offer	Foreign Currency Translation Adjustments	December 31, 2003
Europe:
The Netherlands	$705,833	$–	$256,415	$149,310	$1,111,558
Austria	140,349	383	167,209	31,640	339,581
Norway	9,017	–	28,553	930	38,500
Sweden	142,771	–	30,823	31,270	204,864
Belgium	14,284	–	24,467	1,747	40,498

Total Western Europe	1,012,254	383	507,467	214,897	1,735,001

Hungary	73,878	229	142,809	11,723	228,639
Poland	–	–	36,368	672	37,040
Czech Republic	–	–	67,138	1,240	68,378
Slovak Republic	3,353	–	22,644	1,133	27,130
Romania	20,138	–	2,698	324	23,160

Total Central and Eastern Europe	97,369	229	271,657	15,092	384,347

chellomedia	–	–	122,304	2,258	124,562
UGC Europe, Inc.	–	–	103,720	1,915	105,635

Total	1,109,623	612	1,005,148	234,162	2,349,545
Latin America:
Chile	140,710	–	–	29,576	170,286

Total	$1,250,333	$612	$1,005,148	$263,738	$2,519,831

During the year ended December 31, 2004, we reversed valuation allowances for deferred tax assets in various tax jurisdictions due to the realization or expected realization of tax benefits from these assets. The valuation allowances were originally recorded as part of the purchase accounting adjustments related to the Founders Transaction and UGC Europe exchange offer and merger and were therefore reversed against goodwill.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion. This amount has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142.

9.     Intangible Assets

The following table provides detail of our consolidated intangible assets balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Intangible assets with finite lives:
Customer relationships	$426,213	$224,358
Other	24,676	20,267

Total	450,889	244,625
Accumulated amortization	(72,941)	(15,735)

Net	377,948	228,890

Intangible assets with indefinite lives:
Tradenames	67,224	23,346

Total intangible assets, net	$445,172	$252,236

Amortization of intangible assets with finite useful lives was as follows (in thousands):

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Amortization expense	$65,573	$3,726	$16,631

Based on our current amortizable intangible assets, we expect amortization expense will be as follows for the next five years and thereafter (in thousands):

	Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Estimated amortization expense	$78,224	$72,658	$68,358	$65,024	$65,024	$28,660	$377,948

10.   Debt

The following table provides detail of our consolidated third-party debt balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
UPC Broadband Bank Facility	$3,927,830	$3,698,586
UGC Convertible Notes	681,850	–
VTR Bank Facility	97,941	123,000
Telenet Securities	87,821	–
Old UGC Senior Notes	24,627	24,627
Capital leases and other debt	58,880	80,493

Total debt	4,878,949	3,926,706
Current portion	(34,325)	(310,804)

Long-term portion	$4,844,624	$3,615,902

Debt Maturities

Our debt matures as follows (in thousands):

	Expected payment for the year ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
UPC Broadband Bank Facility	$2,389	$550,215	$718,306	$432,844	$1,508,159	$715,917	$3,927,830
UGC Convertible Notes	–	–	–	–	–	681,850	681,850
VTR Bank Facility	–	14,691	19,588	19,588	20,568	23,506	97,941
Telenet Securities	–	–	–	–	–	87,821	87,821
Old UGC Senior Notes	24,627	–	–	–	–	–	24,627
Capital leases	2,585	2,865	3,130	3,427	3,739	32,608	48,354
Other	4,724	1,261	884	817	716	2,124	10,526

Total debt	$34,325	$569,032	$741,908	$456,676	$1,533,182	$1,543,826	$4,878,949

UPC Broadband Bank Facility

The UPC Broadband Bank Facility is the senior secured credit facility of UPC Broadband Holding B.V. ("UPC Broadband"), formerly known as UPC Distribution Holding B.V, an indirect wholly owned subsidiary of UPC. The UPC Broadband Bank Facility, originally executed in October 2000, is secured by the assets of UPC Broadband's majority-owned operating companies, and is senior to other long-term debt obligations of UPC.

The indenture governing the UPC Broadband Bank Facility contains covenants that limit among other things, UPC Broadband's ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter or guarantee a loan and enter into a hedging arrangement. The indenture also restricts UPC Broadband from transferring funds to its parent company (and indirectly to UGC) through loans, advances or dividends. If a change of control exists with respect to UGC's ownership of UGC Europe, UGC Europe's ownership of UPC Broadband or UPC Broadband's ownership of its respective subsidiaries, the facility agent may cancel each Facility and demand full payment. The covenants also provide for the following ratios (which vary depending on the period used for the calculation): (i) senior debt to annualized EBITDA (as defined in the UPC Broadband Bank Facility) ranging from 4.00:1 to 7.75:1 (ii) EBITDA to total cash ranging from 2.00:1 to 3.00:1 (iii) EBITDA to senior debt service ranging from 0.65:1 to 2.25:1 (iv) EBITDA to senior interest ranging from 2.10:1 to 3.40:1; and (v) total debt to annualized EBITDA ranging from 5.75:1 to 7.50:1.

In January 2004, the UPC Broadband Bank Facility was amended to permit indebtedness under a new tranche ("Facility D"). Facility D had substantially the same terms as the then existing facilities, and consisted of five different tranches totaling €1.072 billion. The proceeds of Facility D were limited in use to fund the scheduled payments of Facility B between December 2004 and December 2006.

In June 2004, UPC Broadband amended the UPC Broadband Bank Facility to add a new Facility E term loan to replace the undrawn Facility D term loan. Proceeds from Facility E totaled €1.022 billion, which, in conjunction with cash contributed indirectly by us, was used to: (i) repay some of the indebtedness borrowed under the other Facilities; (ii) redeem the UPC Polska senior notes due 2007; and (iii) provide funding for the Noos acquisition.

In December 2004, the UPC Broadband Bank Facility was amended to add a new Facility F term loan that: (i) increased the average debt maturity under the Facility; (ii) increased the available liquidity under the Facility; and (iii) reduced the average interest margin under the Facility. The amendment consisted of a $525.0 million tranche and a €140.0 million tranche, totaling €535.0 million in gross proceeds. These proceeds were applied to: (i) repay €245.0 million under Facility A (representing all then outstanding amounts); (ii) prepay €101.2 million of Facility B that matured in June 2006; (iii) prepay €177.0 million of Facility C; and (iv) pay transaction fees of €11.8 million.

The following table provides detail of the UPC Broadband Bank Facility (in thousands):

		UGC Post-Founders Transaction		UGC Pre-Founders Transaction
		December 31, 2004		December 31, 2003
Facility						Interest Rate(3)
	Currency	Euros	US dollars	Euros	US dollars
A(1)(2)	Euro	€–	$–	€230,000	$289,946	EURIBOR +2.25%-4.0%
B(1)	Euro	1,160,026	1,581,927	2,333,250	2,941,380	EURIBOR +2.25%-4.0%
C1	Euro	44,338	60,464	95,000	119,760	EURIBOR +5.5%
C2	USD		176,020	–	347,500	LIBOR +5.5%
E	Euro	1,021,853	1,393,501	–	–	EURIBOR +3.0%
F1(1)	Euro	140,000	190,918	–	–	EURIBOR +3.25%-4.0%
F2(1)	USD		525,000	–	–	LIBOR +3.0%-3.5%

Total		€2,366,217	$3,927,830	€2,658,250	$3,698,586

(1)
Margin is variable based on certain leverage ratios.
(2)
Facility A is a revolving credit facility that has availability of €666.75 ($909.2) million as of December 31, 2004, which can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance. Facility A provides for an annual commitment fee of 0.5% for the unused portion of this facility.
(3)
As of December 31, 2004, six month EURIBOR and LIBOR rates were approximately 2.2% and 2.8%, respectively. The weighted-average interest rate on all Facilities for the year ended December 31, 2004 was approximately 6.0%.

The following table provides detail of the expected payments under the UPC Broadband Bank Facility (in thousands):

	Expected payment for the year ended December 31,
Facility
	2005	2006	2007	2008	2009	Thereafter	Total
A	€–	€–	€–	€–	€–	€–	€–
B	–	401,720	524,981	233,325	–	–	1,160,026
C1	448	448	448	21,497	21,497	–	44,338
E	–	–	–	–	1,021,853	–	1,021,853
F1	–	–	–	–	–	140,000	140,000

Subtotal in Euros	€448	€402,168	€525,429	€254,822	€1,043,350	€140,000	€2,366,217

Subtotal in US dollars.	$611	$548,437	$716,528	$347,501	$1,422,816	$190,917	$3,226,810

Facility

C2	$1,778	$1,778	$1,778	$85,343	$85,343	$–	$176,020
F2	–	–	–	–	–	525,000	525,000

Subtotal in US dollars.	$1,778	$1,778	$1,778	$85,343	$85,343	$525,000	$701,020

Total UPC Broadband Bank Facility	$2,389	$550,215	$718,306	$432,844	$1,508,159	$715,917	$3,927,830

UGC Convertible Notes

On April 6, 2004, we completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1 3/4% euro-denominated convertible senior notes ("UGC Convertible Notes") due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC's existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right to all of UGC's existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture governing the UGC Convertible Notes (the "Indenture") does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at our option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by us on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require us to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 51,250,000 shares of our Class A common stock at an initial conversion price of

€9.7561 per share, which was equivalent to a conversion price of $12.00 per share and a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of our Class A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (2) we have called the UGC Convertible Notes for redemption, (3) the trading price for the UGC Convertible Notes falls below a specified threshold or (4) we make certain distributions to holders of our Class A common stock or specified corporate transactions occur.

VTR Bank Facility

On December 17, 2004, VTR completed the refinancing of its existing bank facility with a new Chilean peso-denominated six-year amortizing term senior secured credit facility (the "VTR Bank Facility"). The facility consists of two tranches – a ChP 54.7675 billion ($95.0 million) committed Tranche A and an uncommitted Tranche B. Gross proceeds from Tranche A were used for: (i) prepayment of its existing bank facility of $84.0 million; (ii) prepayment of a working capital line of credit totaling $5.0 million (U.S. dollar equivalent at repayment date); (iii) fees associated with the refinancing; and (iv) general corporate purposes. Principal payments are due quarterly commencing June 17, 2006 with final maturity on December 17, 2010. The VTR Bank Facility bears interest at a 90-day peso Tasa Activa Bancaria ("TAB"), an interest rate published by the Chilean Superintendence of Banks and Financial Institutions ("SBIF"), plus a margin of 1.35%, subject to change depending on VTR's solvency rating and debt to EBITDA ratio. The TAB was 3.84% as of December 31, 2004.

The VTR Bank Facility is secured by VTR's assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt to us and ranks pari passu to future senior indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential and fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of an EBITDA to interest expenditure ratio of not less than 4.0 to 1; (v) maintenance of a total debt to EBITDA ratio of not more than 2.5 to 1; (vi) maintenance of EBITDA for four consecutive quarters of not less than Chilean indexed unit of account, or "UF," 2.870 ($88.9) million; (vii) maintenance of an available cash for debt service ratio of not less than 1.5 to 1; and (viii) maintenance of a total liabilities to assets ratio no greater than 1 to 1. The credit agreement allows for the distribution by VTR of certain restricted payments, such as dividends to its shareholders, as long as no default exists under the facility and VTR maintains certain minimum levels of cash. VTR is in compliance with its loan covenants.

Telenet Securities

These securities represent mandatorily redeemable securities of the InvestCos, our consolidated subsidiaries that own a direct investment in Telenet. These securities are subject to mandatory redemption on March 30, 2050. Upon an initial public offering of Telenet or the occurrence of certain other events, these securities will become immediately redeemable. Given the mandatory redemption feature, we have classified these securities as debt and have recorded these securities at their estimated fair value as of December 31, 2004 in connection with the preliminary purchase price allocation for the indirect acquisition of our interest in Telenet. Once the purchase price allocation is finalized, subsequent changes in fair value will be reported in earnings.

Old UGC Senior Notes

On January 12, 2004, Old UGC (our wholly owned subsidiary that has an indirect 100% interest in VTR and an indirect approximate 34% interest in Austar United) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On September 21, 2004, we and Old UGC filed with the Bankruptcy Court a plan of reorganization, which was subsequently amended on October 5, 2004. The plan of reorganization provided for the acquisition by Old UGC of $638.0 million face amount of Old UGC Senior Notes held by us (following cancellation of certain offsetting obligations) for common stock of Old UGC and $599.2 million face amount of Old UGC Senior Notes held by IDT United for preferred stock of Old UGC. Old UGC Senior Notes held by third parties ($24.6 million face amount) would be left outstanding (after cure, through the repayment of approximately $5.1 million in accrued and unpaid interest, and reinstatement). In addition, Old UGC would make a payment of approximately $3.1 million in settlement of certain outstanding guarantee obligations. The Bankruptcy Court confirmed the plan of reorganization on November 10, 2004, and, following an appeal period, the plan of reorganization was consummated on November 24, 2004.

Following the consummation of the plan of reorganization, we executed a stock purchase agreement with two shareholders of IDT United whereby we acquired all of the remaining capital stock of IDT United not previously owned by us for approximately $22.7 million in cash. As a result of this transaction, IDT United became our wholly-owned subsidiary.

In connection with the Old UGC reorganization, a total of $24.6 million was deposited into an escrow account for the purpose of repayment of the Old UGC Senior Notes. On February 15, 2005, the Old UGC Senior Notes were redeemed in full for total cash consideration of $25.068 million plus accrued interest from August 15, 2004 through the redemption date totaling $1.324 million.

The following table provides detail of the interest cost recorded in our consolidated statement of operations (in thousands):

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Cash Pay:
UPC Broadband Bank Facility	$(220,516)	$(254,900)	$(244,785)
UGC Convertible Notes	(7,971)	–	–
VTR Bank Facility	(6,863)	(9,373)	(12,917)
Old UGC Senior Notes	(2,963)	(2,375)	–
UPC and subsidiaries' senior notes and other	(23,379)	(9,751)	(188,152)

	(261,692)	(276,399)	(445,854)

Non Cash:
Amortization of deferred financing costs	(21,388)	(21,268)	(23,072)
Senior discount notes accretion and other	(200)	(29,465)	(211,175)

	(21,588)	(50,733)	(234,247)

Total	$(283,280)	$(327,132)	$(680,101)

11.   Fair Value of Financial Instruments

The following table provides an analysis of the fair value of our debt securities (in thousands):

	UGC Post-Founders Transaction			UGC Pre-Founders Transaction
	December 31, 2004			December 31, 2003
	Carrying Value	Fair Value		Carrying Value	Fair Value
UPC Broadband Bank Facility	$3,927,830	$3,914,861	(1)	$3,698,586	$3,698,586	(2)
UGC Convertible Notes	681,850	692,078	(3)	–	–
VTR Bank Facility	97,941	97,941	(4)	123,000	123,000	(5)
Telenet Securities	87,821	87,821	(6)	–	–
Old UGC Senior Notes	24,627	24,627	(7)	24,627	20,687	(8)
Other	58,880	58,880	(9)	80,493	80,493	(9)

Total third-party debt.	4,878,949	4,876,208		3,926,706	3,922,766
Notes payable to parent	108,414	108,414	(10)	102,728	102,728	(11)

Total debt	$4,987,363	$4,984,622		$4,029,434	$4,025,494

(1)
Fair value is based on the average bid and offer price of each Facility as quoted by the banking syndicate as of December 31, 2004.

(2)
In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) Moody's Investor Service rated the facility at B+; and c) the credit agreement was amended in January 2004 to add a new €1.072 billion tranche on similar credit terms as the previous facility.
(3)
Fair value is based on the average bid and offer price as of December 31, 2004.
(4)
In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because the transaction was consummated in December 2004.
(5)
In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) VTR is not highly leveraged; c) VTR's results of operations exceeded budget in 2003; d) the Chilean peso strengthened considerably in 2003; and e) in May 2003 the credit agreement was amended and restated on similar credit terms to the previous facility.
(6)
The Telenet Securities are carried at fair value.
(7)
These notes were redeemed for cash in February 2005.
(8)
Fair value is based on an independent valuation analysis.
(9)
Fair value approximates carrying value, due to the variable interest rate nature of this debt.
(10)
Fair value approximates carrying value, due to the short-term nature of these notes (due June 2005).
(11)
We extinguished this obligation at its carrying amount in January 2004 through the issuance of our Class A common stock at fair value.

The carrying value of cash and cash equivalents, restricted cash, short-term liquid investments, receivables, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities approximate fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices at the reporting date.

12.   Derivative Financial Instruments

The following table provides detail of the fair value of our derivative financial instrument assets (liabilities), net (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Interest rate caps	$2,384	$966
Cross-currency and interest rate swaps	(25,648)	(42,773)
Embedded foreign exchange derivatives	(49)	(3,834)

Total	$(23,313)	$(45,641)

Other than as described below, the changes in fair value of our derivative financial instruments are recorded in the consolidated statement of operations, as follows (in thousands):

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Interest rate caps	$(20,318)	$–	$–
Cross-currency and interest rate swaps	(43,779)	(35,424)	138,398
Embedded foreign exchange derivatives	3,860	–	–

Total	$(60,237)	$(35,424)	$138,398

During the first quarter of 2003, we purchased interest rate caps related to the UPC Broadband Bank Facility that capped the variable EURIBOR interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. As we were able to fix our variable interest rates below 3.0% on the UPC Broadband Bank Facility during 2003 and 2004, all of these caps expired without being exercised. During the first and second quarter of 2004, we purchased interest rate caps for a total of $21.4 million, capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion.

In June 2003, we entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Tranche C in December 2004, we paid down this swap with a cash payment of $59.1 million and unwound a notional amount of $171.5 million. The remainder of the swap is for a notional amount of $176.0 million, and the euro to U.S. dollar exchange rate has been reset at 1.3158 to 1. In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, we entered into a seven year cross currency and interest rate swap pursuant to which a notional amount of $525.0 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR +310 basis points for the same time period.

In 1999 and 2000, UPC entered into various cross-currency and interest rate swaps on its senior notes and senior discount notes. Through June 2002, the changes in fair value of these derivative contracts were recorded in the consolidated statement of operations. In June 2002, we recognized a gain of $342.3 million from the delivery by certain banks to UPC of $399.2 million in aggregate principal amount of UPC's senior notes and senior discount notes as settlement of these cross-currency and interest rate derivative contracts.

In 2002, we had a cross currency swap related to the UPC Broadband Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. On November 29, 2002, the swap was settled for €64.6 million. We also had an interest rate swap related to the UPC Broadband Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the EURIBOR portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, and accordingly, the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders' equity until the expiration of this swap on April 15, 2003.

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

13.   UPC Polska Reorganization

On July 7, 2003, UPC Polska, an indirect subsidiary of UPC, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. The carrying value of UPC Polska's senior notes and other liabilities subject to compromise totaled $317.4 million and $19.5 million, respectively, as of December 31, 2003. The fair value of UPC Polska's senior notes and other liabilities subject to compromise totaled $194.5 million and $10.0 million, respectively, as of December 31, 2003. On January 22, 2004, the U.S. Bankruptcy Court confirmed UPC Polska's Chapter 11 plan of reorganization, which was consummated and became effective on February 18, 2004, when UPC Polska emerged from the Chapter 11 proceeding. In accordance with UPC Polska's plan of reorganization, third-party holders of the UPC Polska senior notes and other claimholders received a total of $87.4 million in cash, $101.7 million in new 9% UPC Polska senior notes due 2007 and 2,011,813 shares of our Class A common stock valued at $18.4 million in exchange for the cancellation of their claims. We recognized a gain of $31.9 million from the extinguishment of the UPC Polska senior notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. The new UPC Polska senior notes were redeemed on July 16, 2004 for a cash payment of $101.7 million.

14.   Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. We expect that in the normal course of business, leases that expire generally will be renewed or replaced by similar leases. Rental costs under such arrangements totaled $86,170,000, $69,901,000 and $48,466,000 for the years ended

December 31, 2004, 2003 and 2002, respectively. Future obligations pursuant to these agreements are as follows (in thousands):

	Expected payment as of December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$97,694	$70,894	$64,694	$46,690	$41,993	$108,778	$430,743
Programming commitments	90,988	20,987	7,586	3,337	1,916	17,086	141,900
Purchase commitments	22,717	1,957	–	–	–	–	24,674
Other commitments	53,697	9,753	5,883	3,953	3,972	14,313	91,571

Total commitments	$265,096	$103,591	$78,163	$53,980	$47,881	$140,177	$688,888

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us, where we have agreed to pay minimum fees, regardless of the actual number of subscribers or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Purchase commitments consist of obligations associated with certain contracts to purchase customer premise equipment that are enforceable and legally binding on us. Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.

Guarantees

In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (ii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to our franchise authorities, customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we have no reason to believe that they will result in material payments in the future.

Income Tax Contingencies

We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. We have historically filed, and continue to file, all required income tax returns and pay income taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.

UnitedGlobalCom, Inc.
Notes to Consolidated Financial Statements (continued)

Other Contingencies

From time to time, we and our subsidiaries may become involved in litigation relating to claims arising out of our operations in the normal course of business. The following is a description of certain legal proceedings to which we or one of our subsidiaries is a party. Although it is reasonably possible we may incur losses upon conclusion of these matters, an estimate of any loss or range of loss cannot be made. We believe the ultimate resolution of these contingencies would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.

We have entered into Indemnification Agreements with each of our directors, our named executive officers and certain other officers. Pursuant to such Agreements and as permitted by our Bylaws, we will indemnify any such person to the fullest extent permitted by law against any and all expenses, judgments, fines, penalties and settlements incurred as a result of being a party or threatened to be a party in a legal proceeding as a result of being our director or officer.

Cignal

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications ("Cignal") filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering. A hearing was held on March 8, 2005, and a decision is expected in April 2005.

Class Action Lawsuits Relating to the Merger Transaction with LMI

Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, all purportedly on behalf of our public stockholders, regarding the announcement on January 18, 2005 of the execution by LMI and us of the agreement and plan of merger for the combination of our companies. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or our assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies, including damages for the public holders of our stock and an award of attorney's fees to plaintiffs' counsel. On February 11, 2005, the Delaware Court of Chancery consolidated the Delaware lawsuits. In connection with these lawsuits, defendants have been served with one request for production of documents. We believe the lawsuits are without merit.

The Netherlands 2004 Rate Increases

The Dutch competition authority, or "NMA," is currently investigating the price increases that we made with respect to our video services in 2004 to determine whether we abused our dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of our 2003 video revenues in The Netherlands and we would be obliged to reconsider the price increases. Historically, in many parts of the Netherlands, we are a party to contracts with local municipalities that seek to control aspects of our Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted our attempts to move away from the contracts.

15.   Minority Interests in Subsidiaries

The following table provides detail of the minority interests in our consolidated subsidiaries' net assets (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
UPC Broadband France	$94,338	$–
IDT United	–	20,858
Other	2,040	1,903

Total	$96,378	$22,761

The following table provides detail of the minority interests' share in the results of operations of our consolidated subsidiaries (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
UPC Broadband France	$7,172	$–	$–
IDT United	(4,012)	2,227	1,900
Minority interest share of UGC Europe net loss	–	181,046	–
Accrual of dividends on UPC's convertible preference shares held by third parties	–	–	(78,355)
Accrual of dividends on UPC's convertible preference shares held by Liberty	–	–	(18,728)
Other	(98)	(91)	28,080

Total	$3,062	$183,182	$(67,103)

16.   Stockholders' Equity

Our authorized capital stock currently consists of 1,000,000,000 shares of Class A common stock, 1,000,000,000 shares of Class B common stock, 400,000,000 shares of Class C common stock and 10,000,000 shares of preferred stock, all $0.01 par value per share.

Common Stock

Our Class A common stock, Class B common stock and Class C common stock have identical economic rights. Each share of Class A common stock, Class B common stock and Class C common stock entitles the holders thereof to one, ten and ten votes, respectively, on each matter to be voted on by our stockholders, including the election of directors. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock at any time. Each share of Class C common stock is convertible, at the option of the holder, into one share of Class A common stock or Class B common stock at any time.

Pursuant to the Liberty Global merger agreement, we may not pay any dividends until the mergers are completed or the merger agreement is terminated. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock. Holders of our Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by our board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, holders of our Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock. Holders of our Class A, Class B and Class C common stock have no preemptive right under our certificate of incorporation. Our certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of each other class of common stock will be made at the same time.

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

LMC Exercise of Preemptive Right

In January 2004, LMC exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UGC Europe exchange offer. As a result, LMC acquired 18,293,539 shares of our Class A common stock at $7.6929 per share. LMC paid for the shares through the cancellation of $102.7 million of notes payable to LMC, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash. In February 2004, LMC exercised its preemptive right to acquire our Class A common stock, based on shares of Class A common stock issued by us in the UPC Polska reorganization. As a result, LMC acquired 2,413,355 shares of our Class A common stock at $6.9026 per share for cash consideration of $16.7 million.

Accumulated Other Comprehensive Income

The following table provides detail of our accumulated other comprehensive income (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$195,429	$(1,057,074)
Unrealized gain on available-for-sale securities, net of income tax effects	28,365	113,909

Total	$223,794	$(943,165)

Restricted Net Assets

As of December 31, 2004, approximately $1.7 billion of our net assets represented net assets of certain of our subsidiaries that were not available to be transferred to our company in the form of dividends, loans or advances due to restrictions contained in the UPC Broadband Bank Facility.

UGC Equity Incentive Plan

In August 2003, our Board adopted an Equity Incentive Plan (the "Incentive Plan"). Our stockholders approved the Incentive Plan, which was effective as of September 1, 2003 and will terminate on August 31, 2013. The Incentive Plan permits the grant of stock options, restricted stock awards ("Restricted Stock"), SARs, stock bonuses, stock units, and other grants of stock (collectively, "Awards") covering up to 59,000,000 shares, as amended, of Class A or Class B common stock. The number of shares increases on January 1 of each calendar year (beginning with calendar year 2004) during the duration of the Incentive Plan by 1% of the aggregate number of shares of Class A and Class B common stock outstanding on December 31 of the immediately preceding calendar year. No more than 5,000,000 shares of Class A and Class B common stock in the aggregate may be granted to a single participant during any calendar year, and no more than 3,000,000 shares may be issued under the Incentive Plan as Class B common stock. Employees, consultants, and non-employee directors of UGC and affiliated entities designated by the Board may receive Awards under the Incentive Plan, provided, however, that incentive stock options may not be granted to consultants or non-employee directors.

The Incentive Plan is generally administered by the Compensation Committee of our Board of Directors, which has the discretion to determine the employees and consultants to whom Awards are granted, the number and type of shares subject to the Awards, the exercise price of the Awards (which may be at, below, or above the fair market value of our Class A or Class B common stock on the date of grant), the period over which the Awards vest, the term of the Awards, and certain other provisions relating to the Awards. The Compensation Committee may, under certain circumstances, delegate to officers of UGC the authority to grant Awards to specified groups of employees and consultants. Our Board has the sole authority to grant Awards under the Incentive Plan to non-employee directors.

As a result of the dilution caused by our subscription rights offering in February 2004, the exercise or base prices of all awards outstanding pursuant to the Incentive Plan were reduced by $0.87.

A summary of activity for the Incentive Plan's Options is as follows:

	UGC Post-Founders Transaction
	Year Ended December 31, 2004
	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at beginning of year	–	$–
Granted during the year	4,780,000	$7.72
Cancelled during the year	(80,000)	$7.48
Exercised during the year	–	$–

Outstanding at end of year	4,700,000	$7.72

Exercisable at end of year	–	$–

These Options vest over 5 years, with quarterly vesting beginning six months from date of grant.

A summary of activity for the Incentive Plan's Restricted Stock is as follows:

UGC Post-Founders Transaction
Year Ended December 31, 2004
	Number of Restricted Stock Awards	Weighted- Average Stock Price
Outstanding at beginning of year	–	$–
Granted during the year	224,587	$8.24
Cancelled during the year	–	$–
Exercised during the year	–	$–

Outstanding at end of year	224,587	$8.24

Exercisable at end of year	–	$–

These Restricted Stock Awards vest over 5 years, with quarterly vesting beginning six months from date of grant.

A summary of activity for the Incentive Plan's SARs is as follows:

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Year Ended December 31, 2004		Year Ended December 31, 2003
	Number of SARs	Weighted- Average Base Price	Number of SARs	Weighted- Average Base Price
Outstanding at beginning of year	32,087,270	$3.82	–	$–
Granted during the year	5,062,138	$7.31	32,165,550	$3.82
Cancelled during the year	(1,851,904)	$4.39	(78,280)	$3.72
Exercised during the year	(5,215,510)	$3.66	–	$–

Outstanding at end of year	30,081,994	$4.43	32,087,270	$3.82

Exercisable at end of year	1,972,906	$4.39	–	$–

The SARs granted in 2003 vest in five equal annual increments from the date of grant. The SARs granted in 2004 vest over 5 years, with quarterly vesting beginning six months from date of grant.

The weighted-average fair value and weighted-average exercise price of Options granted under the Incentive Plan are as follows:

	UGC Post-Founders Transaction
	Year Ended December 31, 2004
Exercise Price	Number	Fair Value	Exercise Price
Less than market price	–	$–	$–
Equal to market price	4,780,000	$6.19	$7.72
Greater than market price	–	$–	$–

Total	4,780,000	$6.19	$7.72

The weighted-average fair value and weighted-average stock price of Restricted Stock granted under the Incentive Plan are as follows:

	UGC Post-Founders Transaction
	Year Ended December 31, 2004
Stock Price	Number	Fair Value	Stock Price
Less than market price	–	$–	$–
Equal to market price	224,587	$8.24	$8.24
Greater than market price	–	$–	$–

Total	224,587	$8.24	$8.24

The weighted-average fair value and weighted-average base price of SARs granted under the Incentive Plan are as follows:

	UGC Post-Founders Transaction			UGC Pre-Founders Transaction
	Year Ended December 31, 2004			Year Ended December 31, 2003
Base Price	Number	Fair Value	Base Price	Number	Fair Value	Base Price
Less than market price	154,500	$4.57	$2.87	15,081,775	$4.57	$2.87
Equal to market price	154,500	$8.31	$4.57	15,081,775	$6.01	$4.57
Equal to market price	4,753,138	$6.02	$7.55	2,002,000	$4.04	$5.26
Greater than market price	–	$–	$–	–	$–	$–

Total	5,062,138	$6.17	$7.31	32,165,550	$3.46	$3.82

A total of 15,236,275 SARs were granted below fair market value on date of grant; however, upon exercise the holder will only receive the difference between $2.87 and the lesser of $4.57 or the market price of our Class A common stock on the date of exercise.

The following summarizes information about Options outstanding:

	UGC Post-Founders Transaction
	December 31, 2004
	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$7.48	3,215,000	9.84	$7.48	–	$–
$8.24	1,485,000	9.90	$8.24	–	$–

Total	4,700,000	9.86	$7.72	–	$–

The following summarizes information about Restricted Stock outstanding:

	UGC Post-Founders Transaction
	December 31, 2004
Stock Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Stock Price
$8.24	224,587	4.95	$8.24

The following summarizes information about SARs outstanding and exercisable:

	UGC Post-Founders Transaction
	December 31, 2004
	SARs Outstanding			SARs Exercisable
Base Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Base Price	Number	Weighted- Average Base Price
$2.87	11,523,022	8.49	$2.87	507,378	$2.87
$4.57	12,084,784	8.37	$4.57	1,069,140	$4.57
$5.26 - $6.33	1,981,050	8.86	$5.38	268,250	$5.26
$7.10 - $8.24	4,493,138	9.83	$7.63	128,138	$7.10

Total	30,081,994	8.67	$4.43	1,972,906	$4.39

A total of 11,523,022 SARs outstanding as of December 31, 2004 represent capped SARs, where the holder will only receive the difference between $2.87 and the lesser of $4.57 or the market price of our Class A common stock on the date of exercise.

Fair Value of Grants in 2004

The fair value of options granted pursuant to the Incentive Plan for the year ended December 31, 2004 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

UGC Post-Founders Transaction
Year Ended December 31, 2004
Risk-free interest rate	3.61%
Expected lives	6 years
Expected volatility	100%
Expected dividend yield	0%

Based on the above assumptions, the total fair value of options granted under the Incentive Plan was $29.6 million for the year ended December 31, 2004.

UGC Stock Option Plans

During 1993, Old UGC adopted a stock option plan for certain of its employees, which was assumed by us on January 30, 2002 (the "Employee Plan"). The Employee Plan provided for the grant of options to purchase up to 39,200,000 shares of our Class A common stock, of which options for up to 3,000,000 shares of Class B common stock were available to be granted in lieu of options for shares of our Class A common stock. The Committee had the discretion to determine the employees and consultants to whom options were granted, the number of shares subject to the options, the exercise price of the options, the period over which the options became exercisable, the term of the options (including the period after termination of employment during which an option was to be exercised) and certain other provisions relating to the options. The maximum number of shares subject to options that were allowed to be granted to any one participant under the Employee Plan during any calendar year was 5,000,000 shares. The maximum term of options granted under the Employee Plan was ten years. Options granted were either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The Employee Plan expired June 1, 2003. Options outstanding prior to the expiration date continue to be recognized, but no new grants of options will be made. All options outstanding on January 5, 2004 pursuant to the Employee Plan became fully vested as a result of the change of control due to the Founders Transaction. As of December 31, 2004, 9,881,029 and 3,000,000 shares of Class A common stock and Class B common stock, respectively, were outstanding and exercisable pursuant to the Employee Plan.

Old UGC adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by us on January 30, 2002 (the "1993 Director Plan"). The 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of our Class A common stock to each member of the Board of Directors who was not also an employee of ours (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, Old UGC adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by us on January 30, 2002 (the "1998 Director Plan", and together with the 1993 Director Plan, the "Director Plans"). Options under the 1998 Director Plan were granted at the discretion of our Board of Directors. The maximum term of options granted under the Director Plans was ten years. Effective March 14, 2003, the Board of Directors terminated the 1993 Director Plan. Options outstanding prior to the date of termination shall continue to be recognized, but no new grants of options will be made.

As a result of the dilution caused by our subscription rights offering in February 2004, the exercise prices of all options outstanding pursuant to the Employee Plan and the Director Plans were reduced by $0.87.

A summary of stock option activity for the Employee Plan is as follows:

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	13,745,692	$7.49	16,964,230	$7.01	5,141,807	$15.29
Granted during the year	–	$–	–	$–	11,970,000	$3.56
Cancelled during the year	(247,586)	$14.63	(3,067,084)	$5.03	(147,577)	$15.79
Exercised during the year	(617,077)	$4.94	(151,454)	$3.05	–	$–

Outstanding at end of year	12,881,029	$7.52	13,745,692	$7.49	16,964,230	$7.01

Exercisable at end of year	12,881,029	$7.52	8,977,124	$9.04	7,371,369	$9.41

A summary of stock option activity for the Director Plans is as follows:

	UGC Post-Founders Transaction		UGC Pre-Founders Transaction
	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	920,000	$10.66	1,080,000	$9.65	1,110,416	$10.37
Granted during the year	200,000	$5.94	–	$–	200,000	$4.13
Cancelled during the year	(130,000)	$47.75	–	$–	(230,416)	$8.33
Exercised during the year	(260,000)	$3.94	(160,000)	$3.88	–	$–

Outstanding at end of year	730,000	$5.11	920,000	$10.66	1,080,000	$9.65

Exercisable at end of year	492,498	$5.01	702,290	$12.61	569,999	$11.94

The combined weighted-average fair value and weighted-average exercise price of options granted under the Employee Plan and the Director Plans are as follows:

	UGC Post-Founders Transaction			UGC Pre-Founders Transaction
	Year Ended December 31, 2004			Year Ended December 31, 2002
Exercise Price	Number	Fair Value	Exercise Price	Number	Fair Value	Exercise Price
Less than market price	200,000	$7.22	$5.94	2,900,000	$3.66	$1.77
Equal to market price	–	$–	$–	–	$–	$–
Greater than market price	–	$–	$–	9,270,000	$2.84	$4.13

Total	200,000	$7.22	$5.94	12,170,000	$3.04	$3.57

The following table summarizes information about the Employee Plan and Director Plans stock options outstanding and exercisable:

	UGC Post-Founders Transaction
	December 31, 2004
	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted- Average Exercise Price
$3.29 – $3.88	258,282	4.68	$3.44	258,282	$3.44
$4.13	10,426,709	6.71	$4.13	10,266,291	$4.13
$4.25 – $67.51	2,914,038	4.41	$19.08	2,836,954	$19.39
$85.63	12,000	5.23	$85.63	12,000	$85.63

Total	13,611,029	6.17	$7.39	13,373,527	$7.43

UPC Stock Option Plan

UPC adopted a stock option plan on June 13, 1996, as amended (the "UPC Plan"), for certain of its employees and those of its subsidiaries. As a result of UPC's reorganization under Chapter 11 of the U.S, Bankruptcy Code, the UPC Plan was cancelled.

Fair Value of Grants in 2003 and 2002

The fair value of options granted pursuant to the Employee Plan and Director Plans for the years ended December 31, 2003 and 2002 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	UGC Pre-Founders Transaction
	Year Ended December 31,
	2003	2002
Risk-free interest rate	3.40%	4.62%
Expected lives	6 years	6 years
Expected volatility	100%	100%
Expected dividend yield	0%	0%

Based on the above assumptions, the total fair value of options granted was nil and $47.6 million for the years ended December 31, 2003 and 2002, respectively.

Stock-Based Compensation Expense

The following table provides detail of our stock-based compensation expense (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Incentive Plan (SARs)	$50,291	$8,782	$–
Employee Plan and Director Plans	65,827	–	–
UPC Plan, taxes and other	543	29,242	28,228

Total	$116,661	$38,024	$28,228

As a result of the modification of certain terms of our stock options in connection with our February 2004 rights offering, we began accounting for stock options outstanding pursuant to the Employee Plan and Director Plans as variable-plan options. This stock-based compensation is reflected as an increase to additional paid-in capital in our consolidated statement of stockholders' equity, including certain tax benefits.

The accrued stock-based compensation expense related to the Incentive Plan SARs is reflected as a liability on our consolidated balance sheet, as follows (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Accrued stock-based compensation – current	$25,385	$–
Accrued stock-based compensation – long-term	22,020	9,066

Total	$47,405	$9,066

17.   Segment Information

Our European operations are currently organized into two principal divisions, UPC Broadband and chellomedia. UPC Broadband provides video, high-speed Internet access and telephone services to residential customers, and manages its business by country. chellomedia provides interactive digital products and services, operates a competitive local exchange carrier business providing telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America, we also have a broadband division that provides video, high-speed Internet access and telephone services primarily to residential customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and Operating Cash Flow. Operating Cash Flow is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, Operating Cash Flow is defined as revenue less operating, selling, general and administrative expenses (excluding depreciation and amortization, impairment of long-lived assets, restructuring charges and other and stock-based compensation). We believe Operating Cash Flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Operating Cash Flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Operating Cash Flow distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Operating Cash Flow is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments' Operating Cash Flow to our consolidated net income as presented in our consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Operating Cash Flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

The following tables present our key performance measures (in thousands):

Revenue

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Europe:
UPC Broadband
The Netherlands	$716,932	$592,223	$459,044
Austria	299,874	260,162	198,189
France (excluding Noos).	128,862	113,946	92,441
France (Noos)	183,930	–	–
Norway	112,378	95,284	76,430
Sweden	88,080	75,057	52,560
Belgium	37,472	31,586	24,646
Ireland	48,953	–	–

Total Western Europe.	1,616,481	1,168,258	903,310

Hungary	217,507	165,450	124,046
Poland	108,979	85,356	76,090
Czech Republic	79,905	63,348	44,337
Slovak Republic	32,671	25,467	18,852
Romania	26,955	20,189	16,119

Total Central and Eastern Europe	466,017	359,810	279,444

Germany	–	–	28,069
Corporate and other	26,273	32,563	35,139

Total UPC Broadband.	2,108,771	1,560,631	1,245,962

chellomedia
Priority Telecom	118,956	121,330	112,637
Media	125,016	98,463	69,372
Investments	840	528	465

Total chellomedia	244,812	220,321	182,474

Intercompany eliminations	(138,983)	(127,055)	(108,695)

Total Europe	2,214,600	1,653,897	1,319,741

Latin America:
Broadband
Chile	299,951	229,835	186,426
Brazil, Peru and other	7,883	7,789	7,011

Total Latin America	307,834	237,624	193,437

Corporate and other	3,012	9	1,843

Total UGC	$2,525,446	$1,891,530	$1,515,021

Operating Cash Flow

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Europe:
UPC Broadband
The Netherlands	$361,265	$267,075	$119,329
Austria	111,950	98,278	64,662
France (excluding Noos).	12,905	13,920	(10,446)
France (Noos)	40,785	–	–
Norway	37,066	27,913	17,035
Sweden	33,421	31,827	15,904
Belgium	16,751	12,306	8,340
Ireland	11,795	–	–

Total Western Europe.	625,938	451,319	214,824

Hungary	86,418	63,357	41,487
Poland	36,315	24,886	15,794
Czech Republic	33,888	24,657	9,241
Slovak Republic	13,766	10,618	4,940
Romania	11,978	7,931	6,579

Total Central and Eastern Europe	182,365	131,449	78,041

Germany	–	–	12,562
Corporate and other	(83,604)	(46,091)	(25,727)

Total UPC Broadband	724,699	536,677	279,700

chellomedia
Priority Telecom	17,183	14,530	(3,809)
Media	36,335	22,874	(4,851)
Investments	(502)	(1,033)	(374)

Total chellomedia	53,016	36,371	(9,034)

Total Europe	777,715	573,048	270,666

Latin America:
Broadband
Chile	108,752	69,951	41,959
Brazil, Peru and other	426	87	(2,345)

Total Latin America.	109,178	70,038	39,614

Corporate and other	(7,660)	(14,204)	(13,906)

Total UGC	$879,233	$628,882	$296,374

The following table presents a reconciliation of total segment Operating Cash Flow to consolidated net income (loss) (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Total segment Operating Cash Flow	$879,233	$628,882	$296,374
Depreciation and amortization	(935,185)	(808,663)	(730,001)
Impairment of long-lived assets	(38,915)	(402,239)	(436,153)
Restructuring charges and other	(29,019)	(35,970)	(1,274)
Stock-based compensation	(116,661)	(38,024)	(28,228)

Operating loss	(240,547)	(656,014)	(899,282)
Interest expense, net	(259,457)	(314,078)	(641,786)
Foreign currency transaction gains, net	26,753	153,808	485,938
Realized and unrealized (losses) gains on derivative instruments, net	(60,237)	(35,424)	138,398
Gains on extinguishment of debt	35,787	2,183,997	2,208,782
Gains on sale of investments and other, net	12,325	279,442	117,262
Other expense, net	(13,455)	(43,665)	(80,617)

Income (loss) before income taxes and other items	(498,831)	1,568,066	1,328,695
Income taxes and other	116,476	427,302	(340,427)

Income (loss) before cumulative effect of change in accounting principle	(382,355)	1,995,368	988,268
Cumulative effect of change in accounting principle, net of tax	–	–	(1,344,722)

Net income (loss)	$(382,355)	$1,995,368	$(356,454)

The following tables present our investments in affiliates, long-lived assets and total assets by segment (in thousands):

	Investments in Affiliates		Long-Lived Assets		Total Assets
	UGC Post-Founders Transaction	UGC Pre-Founders Transaction	UGC Post-Founders Transaction	UGC Pre-Founders Transaction	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004	2003
Europe:
UPC Broadband
The Netherlands	$–	$222	$1,099,118	$1,334,294	$2,024,365	$2,458,724
Austria	–	–	302,820	307,758	827,506	700,209
France (excluding Noos)	–	–	244,841	246,307	229,267	274,180
France (Noos)	–	–	821,033	–	969,105	–
Norway	–	–	215,391	219,651	267,018	280,528
Sweden	–	–	104,479	94,414	256,353	321,961
Belgium	–	–	22,875	22,596	110,653	88,725
Ireland	–	–	90,788	–	141,995	–

Total Western Europe	–	222	2,901,345	2,225,020	4,826,262	4,124,327

Hungary	–	1,708	281,859	249,515	532,961	541,139
Poland	11,797	15,049	132,492	118,586	199,750	302,216
Czech Republic	–	–	128,116	117,527	218,311	201,103
Slovak Republic.	–	–	34,862	35,697	65,403	67,027
Romania	–	–	16,127	15,235	40,317	42,503

Total Central and Eastern Europe	11,797	16,757	593,456	536,560	1,056,742	1,153,988
Corporate and other	–	65,279	161,177	14,154	663,780	409,286

Total UPC Broadband	11,797	82,258	3,655,978	2,775,734	6,546,784	5,687,601

chellomedia
Priority Telecom	143	3,232	146,140	182,491	201,283	241,909
Media	310,383	2,257	25,132	43,578	768,706	232,527

Total chellomedia	310,526	5,489	171,272	226,069	969,989	474,436

Total Europe	322,323	87,747	3,827,250	3,001,803	7,516,773	6,162,037

Latin America:
Broadband
Chile	–	–	351,314	322,606	682,270	602,762
Brazil, Peru and other	4,263	3,522	8,473	9,584	16,059	18,388

Total Latin America	4,263	3,522	359,787	332,190	698,329	621,150

Corporate and other.	19,204	3,969	6,058	8,750	919,195	316,484

Total UGC	$345,790	$95,238	$4,193,095	$3,342,743	$9,134,297	$7,099,671

The following tables present our capital expenditures by segment (in thousands):

	Capital Expenditures
	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Europe:
UPC Broadband
The Netherlands	$(84,698)	$(63,451)	$(97,841)
Austria	(53,660)	(43,751)	(38,388)
France (excluding Noos)	(36,374)	(48,810)	(19,688)
France (Noos)	(29,061)	–	–
Norway	(20,676)	(9,714)	(7,050)
Sweden	(17,605)	(9,778)	(8,974)
Belgium	(5,961)	(3,473)	(2,884)
Ireland	(23,114)	–	–

Total Western Europe	(271,149)	(178,977)	(174,825)

Hungary	(39,833)	(23,004)	(16,659)
Poland	(13,591)	(8,476)	(4,464)
Czech Republic	(14,999)	(12,294)	(4,706)
Slovak Republic	(6,803)	(3,848)	(501)
Romania	(4,383)	(5,286)	(4,547)

Total Central and Eastern Europe	(79,609)	(52,908)	(30,877)
Germany	–	–	(3,357)
Corporate and other	(61,820)	(35,666)	(6,491)

Total UPC Broadband	(412,578)	(267,551)	(215,550)

chellomedia
Priority Telecom	(18,635)	(16,727)	(30,658)
Media	(6,519)	(5,779)	(6,241)

Total chellomedia	(25,154)	(22,506)	(36,899)

Total Europe	(437,732)	(290,057)	(252,449)

Latin America:
Broadband
Chile	(41,685)	(41,391)	(80,006)
Brazil, Peru and other	(678)	(1,582)	(2,679)

Total Latin America	(42,363)	(42,973)	(82,685)

Corporate and other	(38)	(94)	(58)

Total UGC	$(480,133)	$(333,124)	$(335,192)

18.   Impairment of Long-Lived Assets

The following table provides detail of our impairment of long-lived assets (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
UPC Broadband	$(4,794)	$(395,686)	$(75,305)
Priority Telecom	(27,066)	(397)	(359,237)
Other	(7,055)	(6,156)	(1,611)

Total	$(38,915)	$(402,239)	$(436,153)

During the second quarter of 2004, we recorded an impairment of $16.1 million on certain tangible fixed assets of our wholly owned subsidiary, Priority Telecom. The impairment assessment was triggered by competitive factors in 2004 that led to a greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using a discounted cash flow analysis, along with other available market data. In the fourth quarter of 2004, we recorded an impairment of $11.0 million for certain tangible fixed assets in the Netherlands. In addition, during 2004 we recorded several minor impairments for long-lived assets that had no future service potential due to changes in management's plans.

During the fourth quarter of 2003, the following events took place that indicated the long-lived assets in our French asset group were potentially impaired: (i) we entered into preliminary discussions regarding the merger of our French assets into a new company, which indicated a potential decline in the fair value of these assets; (ii) we made downward revisions to the revenue and Operating Cash Flow projections for France in our long-range plan, due to actual results continuing to fall short of expectations; and (iii) we performed a fair value analysis of all the assets of UGC Europe in connection with the UGC Europe exchange offer that confirmed a decrease in fair value of our French assets. As a result, we determined a triggering event had occurred in the fourth quarter of 2003. We performed a cash flow analysis, which indicated the carrying amount of our long-lived assets in France exceeded the sum of the undiscounted cash flows expected to result from the use of these assets. Accordingly, we performed a discounted cash flow analysis (supported by the independent valuation from the UGC Europe exchange offer), and recorded an impairment of $384.9 million and $8.4 million for the difference between the fair value and the carrying amount of property and equipment and other long-lived assets, respectively. We also recorded a total of $8.9 million for other impairments in 2003.

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

19. Restructuring Charges and Other

Restructuring Charges

The following table provides detail of our restructuring liabilities (in thousands):

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Other	Total
Restructuring liabilities as of December 31, 2001	$33,565	$9,956	$91,207	$14,504	$149,232
Restructuring charges (credits)	13,675	7,884	(32,035)	11,750	1,274
Cash paid and other releases	(30,944)	(4,622)	(32,231)	(24,449)	(92,246)
Foreign currency translation adjustments	3,133	978	9,920	2,590	16,621

Restructuring liabilities as of December 31, 2002	19,429	14,196	36,861	4,395	74,881
Restructuring charges (credits)	177	7,506	–	(605)	7,078
Cash paid and other releases	(13,628)	(5,934)	(5,981)	(1,991)	(27,534)
Cumulative translation adjustments	2,427	1,053	3,519	643	7,642

Restructuring liabilities as of December 31, 2003
(UGC Pre-Founders Transaction)	$8,405	$16,821	$34,399	$2,442	$62,067

Restructuring charges	$8,176	$16,862	$–	$794	$25,832
Cash paid and other releases	(6,938)	(5,741)	(7,566)	(1,057)	(21,302)
Cumulative translation adjustments	980	1,983	3,695	(657)	6,001

Restructuring liabilities as of December 31, 2004 (UGC Post-Founders Transaction)	$10,623	$29,925	$30,528	$1,522	$72,598

Short-term portion (other current liabilities)	$4,973	$5,271	$3,817	$345	$14,406
Long-term portion (other long-term liabilities)	5,650	24,654	26,711	1,177	58,192

Total	$10,623	$29,925	$30,528	$1,522	$72,598

In May and September 2004, our Netherlands operations recorded an aggregate charge of $5.7 million for severance benefits as a result of a restructuring plan to change its management structure from a three-region model to a centralized management organization, eliminating certain redundancies and vacating an office lease. In December 2004, our Netherlands operations changed its estimate regarding the timing and amount of sub-lease income related to a restructuring plan that was finalized in 2001. While the office space under lease remains vacated we have been unable to sub-lease this space and cannot predict that we will be able to for the foreseeable future. Accordingly, the restructuring liability has been adjusted by approximately $16.0 million to reflect our best estimate regarding future sub-lease income for the vacated property. The remaining $4.2 million of restructuring charges in 2004 related to various redundancy eliminations and other streamlining efforts at chellomedia and Priority Telecom.

In 2002 and 2003, UPC Broadband and chellomedia implemented various restructuring plans to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC's operations to permanently eliminate open positions resulting from normal employee attrition. In 2002 the restructuring liability was adjusted to reflect changes in estimates from new sub-leases, favorable programming negotiations and other.

Other Charges

In January 2004, our Chief Executive Officer resigned and received certain benefits totaling $3.2 million. In 2003, we recorded a $6.0 million provision for the future settlement of litigation related to our Polish DTH business and a $16.2 million provision for the future settlement of litigation with our partner in France. In December 2003, UGC Europe incurred costs related to the UGC Europe exchange offer and merger totaling $6.7 million.

20.   Gains on Sale of Investments in Affiliates and Other

The following table provides detail of our gains on sale of investments in affiliates and other assets (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Telenet restructuring.	$10,517	$–	$–
UAP transaction	–	284,702	–
UPC Germany transaction	–	–	147,925
Other.	1,808	(5,260)	(30,663)

Total	$12,325	$279,442	$117,262

On March 29, 2002, our indirect 50.0% owned affiliate, United Australia/Pacific, Inc. ("UAP"), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP's plan of reorganization (the "UAP Plan"). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003. Upon consummation of the UAP Plan, we recognized $284.7 million for our proportionate share of UAP's gain from this transaction, reflected in share in results of affiliates in the accompanying consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.

We consolidated the financial results of UPC Germany prior to August 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002 and recognition of a gain from the reversal of the net negative investment in UPC Germany of €150.3 million ($147.9 million).

21.   Income Taxes

The significant components of our consolidated deferred tax assets and liabilities are as follows (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Deferred tax assets:
Tax net operating loss carryforward of consolidated foreign subsidiaries	$1,762,839	$1,017,895
Property and equipment, net	556,507	310,657
Investment valuation allowance and other	66,862	33,619
Intangible assets, net	44,303	20,701
Deferred compensation and severance	29,045	–
Accrued interest expense	1,132	20,985
U.S. tax net operating loss carryforward	–	9,258
Other	60,237	48,743

Total deferred tax assets	2,520,925	1,461,858
Valuation allowance	(2,281,253)	(1,331,778)

Deferred tax assets, net of valuation allowance	239,672	130,080

Deferred tax liabilities:
Intangible assets	(102,199)	(82,679)
Property and equipment	(39,051)	–
Unrealized gains on investments	(25,287)	–
Unrealized foreign currency gain	(5,203)	–
Cancellation of debt income	–	(110,583)
Other	(30,877)	(25,937)

Total deferred tax liabilities	(202,617)	(219,199)

Deferred tax assets (liabilities), net	$37,055	$(89,119)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Current deferred tax assets	$23,566	$13,132
Non-current deferred tax assets	47,232	21,981
Current deferred tax liabilities	(1,208)	–
Non-current deferred tax liabilities	(32,535)	(124,232)

Deferred tax assets (liabilities), net	$37,055	$(89,119)

Our deferred income tax valuation allowance increased $949.5 million in 2004, including a $22.1 million charge to tax expense, with the remaining net increase resulting from acquisitions, foreign currency translation adjustments and other. Approximately $546.0 million of the valuation allowance recorded as of December 31, 2004 was attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to various business combinations. The difference between income tax expense (benefit) provided in the accompanying consolidated financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Expected income tax expense (benefit) of pre-tax income excluding minority interest at the U.S. statutory rate of 35%	$(170,283)	$651,886	$439,794
Tax effect of permanent and other differences:
Enacted tax law changes, case law and rate changes	149,294	(92,584)	–
Gain on extinguishment of debt	(107,863)	–	(728,754)
Gain or loss on sale of investments, affiliates and other assets, net	(78,693)	(232,857)	(51,774)
Non-deductible interest and other expenses	58,347	10,550	237,037
Non-deductible or taxable foreign currency exchange results	36,575	(3,595)	(104,598)
Change in valuation allowance	22,131	(516,810)	173,604
Non-taxable investment income or loss	(20,481)	–	–
Revenue for tax not for book	19,739	75,308	–
International rate differences	(6,511)	(5,857)	58,407
State tax, net of federal benefit	(3,587)	7,193	42,118
Tax ruling regarding UPC reorganization	–	107,922	–
Financial instruments	–	15,280	95,178
Other, net	227	33,908	40,170

Total income tax (benefit) expense	$(101,105)	$50,344	$201,182

Income tax expense (benefit) consists of the following (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Current:
U.S. Federal	$17,612	$60,912	$78,950
State and local	4,554	9,936	12,572
Foreign jurisdiction	7,247	2,916	5,592

	29,413	73,764	97,114

Deferred:
U.S. Federal	$(119,416)	$1,864	$83,597
State and local	(16,470)	257	11,530
Foreign jurisdiction	5,368	(25,541)	8,941

	(130,518)	(23,420)	104,068

Income tax expense (benefit)	$(101,105)	$50,344	$201,182

The significant components of our foreign tax loss carryforwards and related deferred tax asset are as follows (in thousands):

Country	Tax Loss Carryforward	Tax Asset	Expiration Date
France	$2,425,612	$835,138	Indefinite
The Netherlands	1,910,476	574,542	Indefinite
Ireland	293,686	36,711	Indefinite
Austria	249,025	62,257	Indefinite
Luxembourg	243,936	74,108	Indefinite
Chile	241,232	41,009	Indefinite
Norway	117,856	33,000	2007-2012
Poland	69,901	13,281	2005-2008
Other	401,906	92,793	Various

Total	$5,953,630	$1,762,839

Our tax loss carryforwards in the Netherlands are associated with various different tax groups, which are limited in the ability to offset taxable income of our Dutch tax groups. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. Accordingly, U.S. and non-U.S. income and withholding taxes for which a deferred tax might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in stock of a consolidated subsidiary and the amount of the subsidiary's net equity determined for financial reporting purposes) related to investments in foreign subsidiaries are estimated to be approximately $2.7 billion at December 31, 2004. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.

Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be "controlled foreign corporations" ("CFC") under U.S. tax law. In general, our pro rata share of certain income earned by these subsidiaries that are CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as "Subpart F income," generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income. In addition, a U.S. corporation that is a shareholder in a CFC may be required to include in its income its pro rata share of the CFC's increase in the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC. Although we intend to take reasonable tax planning measures to limit our tax exposure, there can be no assurance we will be able to do so.

In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend. Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries or foreign taxes paid or accrued is subject to various significant limitations under U.S. tax laws including a limited carry back and carry forward period. Some of our operating companies are located in countries with which the United States does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are proportionately greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.

Through our subsidiaries, we maintain a presence in many foreign countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries' current and future operations.

22.   Earnings Per Share

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$(382,355)	$1,995,368	$988,268
Gain on issuance of Class A common stock for subsidiary preference shares	–	1,423,102	–
Equity transactions of subsidiaries	–	6,555	–
Accrual of dividends on Series B convertible preferred stock	–	–	(156)
Accrual of dividends on Series C convertible preferred stock	–	–	(2,397)
Accrual of dividends on Series D convertible preferred stock	–	–	(1,621)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(382,355)	3,425,025	984,094
Cumulative effect of change in accounting principle	–	–	(1,344,722)

Basic net income (loss) attributable to common stockholders	$(382,355)	$3,425,025	$(360,628)

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	757,740,181	418,874,941	390,087,623
Adjustment for rights offering in February 2004	8,970,535	43,149,291	40,183,842

Basic weighted-average number of common shares outstanding	766,710,716	462,024,232	430,271,465

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$(382,355)	$1,995,368	$988,268
Gain on issuance of Class A common stock for subsidiary preference shares	–	1,423,102	–
Equity transactions of subsidiaries	–	6,555	–
Accrual of dividends on Series C convertible preferred stock	–	–	(2,397)
Accrual of dividends on Series D convertible preferred stock	–	–	(1,621)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(382,355)	3,425,025	984,250
Cumulative effect of change in accounting principle	–	–	(1,344,722)

Diluted net income (loss) attributable to common stockholders	$(382,355)	$3,425,025	$(360,472)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	766,710,716	462,024,232	430,271,465
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	–	109,544	–
Incremental shares attributable to the assumed exercise of contingency issuable shares	–	92,470	–
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	–	220,115	9,701 (1)
Incremental shares attributable to the assumed conversion of Series B convertible preferred stock	–	–	224,256 (1)

Diluted weighted-average number of common shares outstanding	766,710,716	462,446,361	430,505,422

Common shares that could potentially dilute Basic EPS in the future that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive:

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
UGC Convertible Notes	37,807,368	–	–

Stock Options	5,439,990	3,113,547	15,006,620

Contingency issuable shares	141,873	–	–

Series C & D Convertible preferred stock	–	–	1,564,005

23.   Supplemental Cash Flow Disclosures

The following table provides certain supplemental cash flow disclosures (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Supplemental Cash Flow Disclosures
Cash paid for interest	$274,835	$185,591	$304,274

Cash paid (received) for income taxes, net	$(1,756)	$1,947	$14,260

Non-Cash Investing and Financing Activities
Issuance of common stock for financial assets, settlement of liabilities and other	$36,574	$966,362	$–

Issuance of common stock for acquisitions	$2,918	$1,326,847	$1,206,441

24.   Related Party Transactions

Loans to Officers and Directors

In 2000 and 2001, Old UGC made loans through a subsidiary to Michael T. Fries, Mark L. Schneider and John F. Riordan, each of whom at the time was a director or an executive officer of Old UGC. The loans totaled approximately $16.6 million. Each loan was secured by certain outstanding stock options and phantom stock options issued by Old UGC and its subsidiaries to the borrower, and certain of the loans were also secured by common stock of Old UGC and its subsidiaries held by the borrower. On January 22, 2003, we notified Mr. Fries and Mr. Schneider of foreclosure on all of the collateral securing the loans, which loans had an outstanding balance on such date, including interest, of approximately

$8.8 million. Our board of directors authorized payment to Mr. Fries and Mr. Schneider a bonus in the aggregate amount of approximately $1.7 million to pay the taxes resulting from the foreclosure and the bonus. On January 6, 2004, we notified Mr. Riordan of foreclosure on all of the collateral securing his loans, which loans had an outstanding balance on such date, including interest, of approximately $10.1 million.

Merger Transaction Loans

When Old UGC issued shares of its Series E preferred stock to the Principal Founders in connection with the merger transaction with LMC in January 2002, each of the Principal Founders delivered a full-recourse promissory note to Old UGC in the amount of $748,500 in partial payment of their subscriptions for the Series E preferred stock. This amount was recorded as a reduction of additional paid-in-capital in the 2002 consolidated statement of stockholders' equity. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has been made by then. In December 2004, Albert M. Carollo (one of the Principal Founders and a former Director of the Company) repaid his note in full. As of December 31, 2004, the aggregate outstanding balance of the three remaining loans, including accrued interest, was $2.7 million.

chello broadband Loan to Mark L. Schneider

In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan became due and payable in August 2004, at which time the outstanding loan balance was €381,112. Effective December 31, 2004, Mr. Schneider entered into a settlement agreement with us and our subsidiary chello broadband. Pursuant to such agreement, Mr. Schneider returned certain shares of chello broadband that were purchased with the proceeds of the loan and we paid to Mr. Schneider approximately $208,350, which represented the after tax proceeds due to Mr. Schneider from the exercise by him of certain stock appreciation rights in October 2004, plus certain other unreimbursed expenses. Mr. Schneider and we have mutually released each other from all claims related to the matters addressed in the settlement agreement, including certain disputes relating to the amounts owed under the loan and the application of our Tax Equalization Policy to Mr. Schneider.

Gene W. Schneider Life Insurance

In 2001, Old UGC's board of directors approved a "split-dollar" policy on the lives of Gene W. Schneider and his spouse for $30 million. Old UGC's board of directors believed that this policy was a reasonable addition to Mr. Schneider's compensation package in view of his many years of service to the Company. Initially, Old UGC agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by Old UGC. The policy is being continued by payments made out of the cash surrender value of the policy. The Gene W. Schneider Trust is the sole owner and beneficiary of the policy, but has assigned to Old UGC policy benefits in the amount of premiums previously paid by Old UGC. Upon termination of the policy, Old UGC will recoup the premiums that it has paid.

Other Related Party Transactions

The following tables provide detail of our other related party transactions (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Related party receivables:
Management and advisory fees	$2,118	$1,693
Advertising and promotions	74	408
Call center services	2,441	–
License fees and uplink services	1,233	3

Total	$5,866	$2,104

Related party payables:
Programming costs	$3,737	$4,457
Interest	1,208	1,373
IRU lease	736	644

Total	$5,681	$6,474

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Related party revenue:
Management and advisory fees	$3,852	$1,563	$1,912
Advertising and promotions	71	347	95
Call center services	2,704	–	2,126
License fees and uplink services	1,741	1,512	863
Other	–	–	87

Total	$8,368	$3,422	$5,083

Related party operating expense:
Programming costs	$(16,636)	$(15,656)	$(12,339)
Interconnect fees	(3,777)	(1,744)	(1,308)

Total	$(20,413)	$(17,400)	$(13,647)

Related party interest income on notes receivable	$1,452	$985	$2,722

Related party interest expense on notes payable.	$(1,128)	$(8,218)	$(24,805)

Included in receivables are charges to our non-controlled affiliates for advertising, marketing and promotions, trademark licensing fees, satellite uplink fees and services provided by our call center. We also charge management fees and other advisory fees to our non-controlled affiliates and provide technical assistance and other services to LMI.

Included in accounts payable are programming costs payable to our non-controlled affiliates and LMI's subsidiaries and affiliates. We also pay interconnect fees to Neuf Telecom, a non-controlled affiliate provider of Internet and data products.

We earned interest income on related party loans and receivables, and we incurred interest expense on related party loans payable to LMI (from the Chorus transaction) and LMC (prior to the spin off transaction).

25.   Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2004. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amounts for the second and third quarter of 2004 have been restated to give effect to the acquisition of Chorus from LMI. We accounted for this acquisition as a transaction among entities under common control at historical cost, similar to a pooling of interests.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(In thousands, except share and per share amounts)
Revenue	$547,342	$551,671	$678,586	$747,847

Operating loss	$(79,676)	$(32,276)	$(10,240)	$(118,355)

Net income (loss)	$(149,665)	$(96,479)	$(73,421)	$(62,790)

Earnings per share:
Basic earnings (loss) per share	$(0.21)	$(0.12)	$(0.09)	$(0.08)

Diluted earnings (loss) per share	$(0.21)	$(0.12)	$(0.09)	$(0.08)

Weighted-average number of common shares outstanding:
Basic	714,078,451	784,291,487	784,078,225	784,788,716

Diluted	714,078,451	784,291,487	784,078,225	784,788,716

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(In thousands, except share and per share amounts)
Revenue	$436,042	$465,109	$474,515	$515,864

Operating loss	$(78,758)	$(77,235)	$(34,438)	$(465,583)

Net income (loss)	$16,939	$622,014	$1,737,109	$(380,694)

Earnings per share:
Basic earnings (loss) per share	$1.37	$3.13	$3.80	$(0.81)

Diluted earnings (loss) per share	$1.37	$3.13	$3.79	$(0.81)

Weighted-average number of common shares outstanding:
Basic	456,603,832	458,481,267	458,762,705	472,086,748

Diluted	456,607,577	458,502,657	460,319,790	472,086,748

26.   Subsequent Events

Zone Vision

In January 2005, chellomedia acquired an 87.5% interest in Zone Vision Networks Ltd. ("Zone Vision") from its current shareholders. Zone Vision is a programming company that owns three pay television channels and represents over 30 international channels. The consideration for the transaction consisted of $50.0 million in cash and 1.6 million shares of our Class A common stock, which are subject to a five-year vesting period. As part of the transaction, chellomedia will contribute to Zone Vision the 49% interest it already holds in Reality TV Ltd. and chellomedia's Club channel business. Zone Vision's minority shareholders have the right to put 60% of their 12.5% shareholding to chellomedia on the third anniversary of closing, and 100% of their shareholding on the fifth anniversary of closing—chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair market value of the shareholdings purchased.

Telemach

On February 10, 2005, UPC Broadband Holding, our wholly owned subsidiary, acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for cash consideration of approximately $89.4 million.

UPC Broadband Bank Facility

On March 8, 2005, the UPC Broadband Bank Facility was amended to permit indebtedness under: (i) a new €1.0 billion term loan facility ("Facility G") maturing in full on April 1, 2010; (ii) a new €1.5 billion term loan facility ("Facility H") maturing in full on September 1, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) a €500 million revolving credit facility ("Facility I") maturing in full on April 1, 2010. In connection with this amendment, €167 million of the existing revolving credit facility ("Facility A") was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate availability of €1.0 billion under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from approximately 4 years to approximately 6 years, with no amortization payments required until 2010, and the weighted average interest margin on the facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.

EWT Holding GmbH

In December 2004, a subsidiary of chellomedia BV entered into an agreement to sell its 28.7% interest in EWT Holding GmbH to the other investors in EWT Holding for €30.0 ($40.9) million in cash. chellomedia received 90% of the purchase price on January 31, 2005 and the remaining 10% is due and payable no later than June 30, 2005.

MovieCo Settlement

On December 3, 2002, Europe Movieco Partners Limited ("MovieCo") filed a request for arbitration against UPC with the International Court of Arbitration of the International Chamber of Commerce. The request contained claims that were based on a cable affiliation agreement entered into between the parties on December 21, 1999. In the proceedings, Movieco claimed (1) unpaid license fees due under the affiliation agreement, plus interest, (2) an order for specific performance of the affiliation agreement or, in the alternative, damages for breach of that agreement, and (3) legal and arbitration costs plus interest. On January 13, 2005, the Arbitral Tribunal rendered an award in which Movieco's claim for the unpaid license fees as described above was sustained and determined that UPC must pay $39.3 million of unpaid license fees, plus interest and legal fees of GBP 1.5 million. The total amount of accrued but unpaid license fees, interest and legal fees in our consolidated financial statements as of December 31, 2004 related to this award was $49.3 million. This amount was paid during the first quarter of 2005. All other claims and counterclaims were dismissed.

UnitedGlobalCom, Inc.
PARENT ONLY
SCHEDULE I
Condensed Financial Position of Registrant
(In thousands, except par value and number of shares)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$535,424	$27,347
Restricted cash	346	348
Short-term liquid investments	43,652	–
Receivables	273,639	128,886
Other current assets, net	5,203	8,168

Total current assets	858,264	164,749
Long-term assets:
Investments in affiliates, accounted for using the equity method, net	2,412,936	1,787,847
Property and equipment, net	30	8
Other assets, net	97,765	9,328

Total assets	$3,368,995	$1,961,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,710	$52,129
Accrued liabilities	6,083	2,867
Notes payable, related party	17,617	305,205
Other current liabilities	9,262	–

Total current liabilities	71,672	360,201
Long-term liabilities:
Long-term portion of debt	681,850	–
Deferred income taxes	84,919	4,033
Other long-term liabilities	134,611	125,206

Total liabilities	973,052	489,440

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 413,206,357 and 287,350,970 shares issued, respectively	4,132	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 379,603,223 and 303,123,542 shares issued and outstanding, respectively	3,796	3,031
Additional paid-in capital	2,624,159	5,852,896
Deferred compensation	(1,851)	–
Treasury stock, at cost	(75,844)	(70,495)
Accumulated deficit.	(382,355)	(3,372,737)
Accumulated other comprehensive income (loss)	223,794	(943,165)

Total stockholders' equity	2,395,943	1,472,492

Total liabilities and stockholders' equity	$3,368,995	$1,961,932

UnitedGlobalCom, Inc.
PARENT ONLY
SCHEDULE I
Condensed Information as to the Operations of Registrant
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Revenue	$12	$–	$900
Operating costs and expenses:
Selling, general and administrative	(12,080)	(10,346)	(10,126)
Depreciation and amortization	(8)	–	–
Restructuring charges and other	(3,187)	–	–
Stock-based compensation	(75,470)	(1,825)	–

Operating income (loss)	(90,733)	(12,171)	(9,226)
Interest income	62,677	67,417	306,770
Interest expense	(12,439)	(35,901)	(32,150)
Foreign currency transaction gains, net	(50,164)	–	–
Gains on sale of investments and other, net	(8)	(1)	–
Gains on extinguishment of debt	–	54,738	–
Other income (expense), net	(2,091)	5,451	(5,442)

Income (loss) before income taxes and other items	(92,758)	79,533	259,952
Income tax benefit (expense), net	131,170	(50,067)	(61,159)
Share in results of affiliates, net	(420,767)	1,965,902	(555,247)

Net income (loss)	$(382,355)	$1,995,368	$(356,454)

UnitedGlobalCom, Inc.
PARENT ONLY
SCHEDULE I
Condensed Information as to the Cash Flow of Registrant
(In thousands)

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Cash Flows from Operating Activities
Net income (loss)	$(382,355)	$1,995,368	$(356,454)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Restructuring charges and other	3,187	–	–
Stock-based compensation	65,827	1,825	–
Accretion of interest on senior notes and amortization of deferred financing costs	1,387	–	–
Unrealized foreign currency transaction losses (gains), net	77,500	–	–
Gain on extinguishment of debt	–	(54,738)	–
Deferred income tax (benefit) expense, net	(135,886)	1,792	–
Share in results of affiliates, net	420,767	(1,965,902)	555,247
Change in assets and liabilities:
Change in receivables and other assets	(208,199)	20,760	(4,369)
Change in accounts payable, accrued liabilities and other	86,583	3,833	(103,683)

Net cash flows from operating activities	(71,189)	2,938	90,741

Cash Flows from Investing Activities
Capital expenditures	(30)	(8)	–
Purchase of short-term liquid investments	(255,060)	–	(31,897)
Proceeds from sale of short-term liquid investments	211,405	24,939	6,957
Restricted cash released (deposited), net	2	149	(497)
Investments in affiliates and other investments	(1,067,027)	(14,841)	(165,810)
Other	–	–	(65,820)

Net cash flows from investing activities	(1,110,710)	10,239	(257,067)

Cash Flows from Financing Activities
Issuance of common stock	1,076,811	1,354	200,000
Proceeds from issuance of convertible senior notes	604,595	–	–
Financing costs	(13,417)	–	(15,757)
Purchase of treasury shares	(5,349)	–	(5,101)

Net cash flows from financing activities	1,662,640	1,354	179,142

Effects of Exchange Rates on Cash	27,336	–	–

Increase (Decrease) in Cash and Cash Equivalents	508,077	14,531	12,816
Cash and Cash Equivalents, Beginning of Year	27,347	12,816	–

Cash and Cash Equivalents, End of Year	$535,424	$27,347	$12,816

UnitedGlobalCom, Inc.
SCHEDULE II
Valuation and Qualifying Accounts
(In thousands)

	Allowance for Doubtful Accounts
Year Ended	Balance Beginning of Year	Charged to Expense	Acquisitions	Deductions- Write-Offs	CTA	Other	Balance End of Year
December 31, 2004 (UGC Post-Founders Transaction)	$43,444	$20,500	$7,956	$(27,469)	$3,566	$501	$48,498

December 31, 2003 (UGC Pre-Founders Transaction)	$63,820	$18,264	$1,755	$(52,041)	$11,867	$(221)	$43,444

December 31, 2002	$43,739	$37,080	$–	$(22,954)	$7,986	$(2,031)	$63,820