Form 10-K/A
period 2004-12-31
UNITEDGLOBALCOM INC
filed 2005-04-28
CIK 1134061

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

This amendment on Form 10-K/A (Amendment No. 1) reflects the restatement of our consolidated financial statements for the fiscal year ended December 31, 2004 to correct our accounting with respect to our 1 3/4% euro-denominated convertible senior notes due April 15, 2024. This restatement affects Item Nos. 6, 7, 8 and 15. See Note 27 to our consolidated financial statements for a detailed explanation. We are also amending Item 9A to update our disclosure regarding disclosure controls and procedures and internal control over financial reporting. Other than for these matters, the information in this Form 10-K/A (Amendment No. 1) is as of March 14, 2005, this filing date of our Form 10-K, and has not been updated for events subsequent to that date.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(As restated(1))	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,525,446	$1,891,530	$1,515,021	$1,561,894	$1,251,034
Operating expenses	(1,014,628)	(785,132)	(789,457)	(1,062,394)	(893,682)
Selling, general and administrative expenses	(631,585)	(477,516)	(429,190)	(690,743)	(725,816)
Depreciation and amortization	(935,185)	(808,663)	(730,001)	(1,147,176)	(815,522)
Impairment of long-lived assets	(38,915)	(402,239)	(436,153)	(1,320,942)	–
Restructuring charges and other	(29,019)	(35,970)	(1,274)	(204,127)	–
Stock-based compensation	(116,661)	(38,024)	(28,228)	(8,818)	43,183

Operating loss	(240,547)	(656,014)	(899,282)	(2,872,306)	(1,140,803)
Interest income	23,823	13,054	38,315	104,696	133,297
Interest expense	(301,763)	(327,132)	(680,101)	(1,070,830)	(928,783)
Foreign currency transaction gains (losses), net	52,105	153,808	485,938	(148,192)	(215,900)
Gains on extinguishment of debt	35,787	2,183,997	2,208,782	3,447	–
Gains (losses) on sale of investments and other, net	12,325	279,442	117,262	(416,803)	6,194
Other (expense) income, net	(54,520)	(79,089)	57,781	(265,512)	117,574

Income (loss) before income taxes and other items	(472,790)	1,568,066	1,328,695	(4,665,500)	(2,028,421)
Income tax benefit (expense), net	101,105	(50,344)	(201,182)	40,661	2,897
Minority interests in losses (earnings) of subsidiaries and other, net	3,062	183,182	(67,103)	496,515	934,548
Share in results of affiliates, net	12,309	294,464	(72,142)	(386,441)	(129,914)

Income (loss) before cumulative effect of change in accounting principle	(356,314)	1,995,368	988,268	(4,514,765)	(1,220,890)
Cumulative effect of change in accounting principle	–	–	(1,344,722)	20,056	–

Net income (loss)	$(356,314)	$1,995,368	$(356,454)	$(4,494,709)	$(1,220,890)

Earnings per share:
Basic earnings (loss) per share	$(0.46)	$7.41	$(0.84)	$(41.29)	$(12.00)

Diluted earnings (loss) per share	$(0.46)	$7.41	$(0.83)	$(41.29)	$(12.00)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term liquid investments	$1,121,598	$337,547	$504,258	$1,085,711	$2,235,524
Other current assets, net	416,857	284,774	361,293	857,540	701,807
Property and equipment, net	4,193,095	3,342,743	3,640,211	3,692,485	3,880,657
Goodwill and intangible assets, net	2,615,877	2,772,067	1,264,109	2,843,922	5,154,907
Other non-current assets	786,870	362,540	161,723	558,982	1,174,057

Total assets	$9,134,297	$7,099,671	$5,931,594	$9,038,640	$13,146,952

Current liabilities	$1,422,249	$1,604,791	$7,423,688	$10,223,125	$1,553,765
Long-term portion of debt	4,818,583	3,615,902	472,671	1,643,893	9,699,121
Other long-term liabilities	375,103	383,725	917,963	456,447	66,615

Total liabilities	6,615,935	5,604,418	8,814,322	12,323,465	11,319,501
Minority interests in subsidiaries	96,378	22,761	1,402,146	1,240,665	1,884,568
Preferred stock	–	–	–	29,990	28,117
Stockholders' equity	2,421,984	1,472,492	(4,284,874)	(4,555,480)	(85,234)

Total liabilities and stockholders' equity	$9,134,297	$7,099,671	$5,931,594	$9,038,640	$13,146,952

(1)
See Note 27 to our consolidated financial statements.

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

Certain statements in this Annual Report on Form 10-K/A constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Interest Expense

	Year Ended December 31,
	2004	2003	2002
	(As restated(1))	(In thousands)
Cash Pay:
UPC Broadband Bank Facility	$(220,516)	$(254,900)	$(244,785)
UGC Convertible Notes	(7,971)	–	–
VTR Bank Facility	(6,863)	(9,373)	(12,917)
Old UGC Senior Notes	(2,963)	(2,375)	–
UPC and subsidiaries' senior notes and other	(23,379)	(9,751)	(188,152)

	(261,692)	(276,399)	(445,854)

Non Cash:
Amortization of deferred financing costs	(21,388)	(21,268)	(23,072)
UGC Convertible Notes	(18,483)	–	–
Senior discount notes accretion and other	(200)	(29,465)	(211,175)

	(40,071)	(50,733)	(234,247)

Total	$(301,763)	$(327,132)	$(680,101)

(1)
See Note 27 to our consolidated financial statements.

Interest expense decreased for the year ended December 31, 2004 compared to the prior year. Excluding the effects of foreign currency exchange fluctuations and our acquisition of Noos and Chorus, interest expense decreased $63.0 million for the year ended December 31, 2004 compared to the prior year, due to lower interest cost on the UPC Broadband Bank Facility as a result of several recent refinancing transactions, as well as the cessation of accretion of interest on the UPC Polska Notes in July 2003 as a result of UPC Polska's bankruptcy filing, offset by accretion of interest on our 1 3/4% euro-denominated convertible notes issued in April 2004. Interest expense decreased $353.0 million for the year ended December 31, 2003 compared to the prior year. Excluding the effect of foreign currency exchange fluctuations, interest expense decreased $417.4 million for the year ended December 31, 2003 compared to the prior year, primarily due to the cessation of accretion of interest on UPC's senior discount notes on December 3, 2002 as a result of UPC's bankruptcy filing.

Foreign Currency Transaction Gains (Losses)

Foreign currency transaction gains decreased significantly from 2002 to 2003 and from 2003 to 2004, primarily due to the extinguishment of approximately $4.6 billion in U.S. dollar-denominated debt upon completion of UPC's reorganization in September 2003.

Losses on Derivative Instruments

	Year Ended December 31,
	2004	2003	2002
	(As restated(1))	(In thousands)
Interest rate caps	$(20,318)	$—	$—
Cross-currency and interest rate swaps	(43,779)	(35,424)	138,398
Embedded derivatives	23,032	—	—

Total	$(41,065)	$(35,424)	$138,398

(1)
See Note 27 to our consolidated financial statements.

On April 6, 2004, we completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1 3/4% euro-denominated convertible senior notes ("UGC Convertible Notes") due April 15, 2024. This financial instrument contains an equity component that is indexed to both our Class A common stock (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar). As a result, this embedded equity derivative is accounted for separately at fair value. We recorded $19.2 million of gains associated with this embedded derivative for the year ended December 31, 2004.

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

Embedded Equity Derivatives

We are exposed to fluctuations in the fair value of derivatives embedded in our financial instruments. The UGC Convertible Notes contain an equity derivative that is indexed to both our Class A common stock (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar). Changes in the fair value of this derivative are recorded in our consolidated statement of operations.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with fair values and impairment testing of our long-lived tangible and intangible assets, the valuation of our acquisition related assets and liabilities, the valuation of our subscriber receivables, the valuation of our derivative contracts and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change.

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

Accounting for Derivative Instruments

We use derivative financial instruments from time to time to manage exposure to movements in foreign currency exchange rates and interest rates, including foreign currency exchange contracts and interest rate swaps. We also have derivative financial instruments embedded in other contracts that require separate accounting. We account for freestanding derivative financial instruments and derivative financial instruments embedded in other contracts that require separate accounting pursuant to Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and related amendments and interpretations (collectively "SFAS No. 133"). SFAS No. 133 requires that all contracts that meet the definition of a derivative instrument be recorded on the balance sheet at fair value. Changes in fair value of derivative financial instruments are recorded in the statement of operations or, if designated in a cash flow hedge, in accumulated other comprehensive income (loss).

We use a binomial option-pricing model to estimate the fair value of the embedded equity derivative instrument in our euro-denominated convertible notes. This model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security, an appropriate discount rate and the U.S. dollar to euro exchange rate. Volatility rates are based on the expected volatility of our common stock over the term of the derivative instrument, and are evaluated quarterly. U.S. dollar to euro exchange rates are based on published indices, and are evaluated quarterly. Considerable management judgment is required in estimating the fair value of this embedded equity derivative. Actual results on settlement of this embedded derivative instrument may differ materially from these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officers have concluded that, solely due to the material weakness described in Management's Annual Report on Internal Control over Financial Reporting that appears below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b)   Restatement of Financial Statements

In our consolidated financial statements as of and for the year ended December 31, 2004, we accounted for the issuance of our euro-denominated UGC Convertible Notes as convertible debt, with changes in the euro to U.S. dollar exchange rate recorded as foreign currency transaction gains/losses in our consolidated statement of operations. Previously we concluded that generally accepted accounting principles did not require the separation of the embedded equity component based on our interpretation of certain scope exceptions prescribed by Statement of Financial Accounting Standards No. 133 Accounting For Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). At that time, KPMG LLP, the Company's independent registered public accounting firm, concurred with the Company's accounting treatment. In April 2005, KPMG LLP brought to the Company's attention that minutes of an Emerging Issues Task Force ("EITF") Agenda Committee meeting, held on March 20, 2003, included a discussion of the application of the scope exception in paragraph 11(a) of SFAS No. 133 with respect to foreign currency denominated convertible debt involving delivery of a fixed number of common shares. It is not the Company's normal practice to search minutes of EITF Agenda Committee meetings that have not resulted in EITF consensuses. However, after further research and consultation with KPMG LLP, the Company concluded that the predominant view of the EITF Agenda Committee and the Financial Accounting Standards Board staff is that the scope exception in paragraph 11(a) of SFAS No. 133 would not apply to this type of financial instrument. As a result, the Company revised its conclusion to account for the equity derivative embedded in our UGC Convertible Notes separately at fair value, with changes in fair value recorded in the Company's consolidated statement of operations.

The correction in accounting for the UGC Convertible Notes did not affect our consolidated revenue, operating loss, or net cash flows from operating activities and decreased the amount of the Company's net loss for the year ended December 31, 2004 by $26.1 million, from $382.4 million as previously reported to $356.3 million as reported in this amended annual report on Form 10-K/A.

As a result of the conclusion as set forth in Item 9A(c) below, management is currently evaluating the design of its controls to reduce the risk of incorrect accounting for potentially significant technical and complex accounting issues related to complex financial instruments.

(c)   Management's Annual Report on Internal Control over Financial Reporting—As Revised

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on March 14, 2005, in which management concluded that the Company's internal control over financial reporting was effective. Subsequent to filing its annual report on Form 10-K on March 14, 2005, the Company identified a material misstatement in its 2004 financial statements and has restated those annual financial statements.

Management has concluded that the aforementioned misstatement resulted from a control deficiency that represents a material weakness. As a result, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting due to the following identified material weakness:

  •
  The Company's control to review all financial instruments for potentially significant technical and complex accounting issues did not operate effectively in identifying the proper accounting for the euro-denominated UGC Convertible Notes issued in April 2004. The design of the control requires a knowledgeable accountant to review authoritative accounting guidance on the subject and obtain approval from the appropriate level of management on the accounting conclusions reached. This deficiency resulted in a restatement of the Company's consolidated financial information for the quarters as of and for the periods ended June 30, 2004, September 30, 2004 and December 31, 2004, as well as the consolidated financial statements as of and for the year ended December 31, 2004.

Based on the foregoing, management concluded that as of December 31, 2004, the Company's internal control over financial reporting was not effective. Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2004, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal control of our subsidiaries Suez-Lyonnaise Telecom SA ("Noos"), Princes Holdings Limited ("PHL") and Belgian Cable Holdings ("BCH"), all of which were acquired in 2004. The aggregate amount of consolidated assets and revenues of these subsidiaries included in our consolidated financial statements as of and for the year ended December 31, 2004 were $1.344 billion and $232.9 million, respectively.

Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, as stated in their report included herein.

(d)  Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP appears below.

(e)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the fourth fiscal quarter covered by this amended annual report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UnitedGlobalCom, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised), that UnitedGlobalCom, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 11, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement in its annual and quarterly consolidated financial statements for 2004, requiring restatement of the Company's consolidated financial statements. Such matter is considered to be a material weakness as further discussed in the following paragraph. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: The Company's control to review all financial instruments for potentially significant technical and complex accounting issues did not operate effectively in identifying the proper accounting for the euro-denominated UGC Convertible Notes issued in April 2004. The design of the control requires a knowledgeable accountant to review authoritative accounting guidance on the subject and obtain approval from the appropriate level of management on the accounting conclusions reached. This material weakness resulted in restatements of the Company's previously issued interim consolidated financial information as of and for the periods ended June 30, 2004, September 30, 2004, and December 31, 2004, as well as the consolidated financial statements as of and for the year ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and all related financial statement schedules. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 11, 2005, except as to Note 27 to the consolidated financial statements, which is as of April 27, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Suez Lyonnaise Telecom SA (Noos), Princes Holdings Limited (PHL), and Belgium Cable Holdings (BCH) during 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, Noos, PHL, and BCH's internal control over financial reporting associated with total combined assets of $1,343,749,000 and total combined revenues of $232,883,000 that are included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Noos, PHL, and BCH.

KPMG LLP
Denver, Colorado April 27, 2005

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
  3.
  For a list of exhibits, see (b) below.

(b) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant as currently in effect.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.(2)
3.3	Bylaws of the Registrant as currently in effect.(1)
4.1	Specimen of Class A Common Stock certificate of the Registrant.(3)
4.2	Specimen of Class B Common Stock certificate of the Registrant.(3)
4.3	Specimen of Class C Common Stock certificate of the Registrant.(3)
4.4	Indenture dated as of April 6, 2004, by and between UGC and The Bank of New York.(4)
4.5	Registration Rights Agreement dated as of April 6, 2004, by and between UGC and Credit Suisse First Boston.(4)
10.1	Agreement Regarding Old UGC among UnitedGlobalCom, Inc. (now known as Old UGC, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.2	Agreement Regarding Additional Covenants among UGC (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc., and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.3	Standstill Agreement among UGC and Liberty Media Corporation, dated as of January 5, 2004.(5)
10.4	Standstill Agreement among UGC (formerly known as New UnitedGlobalCom, Inc.), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002 (terminated except as to (i) the Registrant's obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.14).(1)
10.5	Registration Rights Agreement, by and among New UnitedGlobalCom, Inc. (now known as UGC), Liberty Media Corporation, Liberty Global, Inc. and Liberty UCOMA, LLC, dated January 30, 2002.(1)
10.6	1993 Stock Option Plan of the Registrant, amended and restated as of January 22, 2004.(6)
10.7	Stock Option Plan for Non-Employee Directors of the Registrant, effective June 1, 1993, amended and restated as of January 22, 2004.(6)
10.8	Stock Option Plan for Non-Employee Directors of the Registrant, effective March 20, 1998, amended and restated as of January 22, 2004.(6)
10.9	2003 Equity Incentive Plan of the Registrant, effective September 1, 2003.(6)
10.10	ULA Stock Option Plan, effective June 6, 1997, as amended December 6, 2000.(7)
10.11	UPC Distribution (n/k/a UPC Broadband) Bank Facility Amended Waiver Letter dated April 4, 2003.(8)
10.12	Securities Purchase Agreement dated April 8, 2003, by and among UGC and Liberty International B-L LLC.(9)
10.13	Amendment Agreement, dated January 5, 2004, by and between UGCH Finance, Inc. and LBTW I, Inc.(5)
10.14	Letter Agreement, dated November 12, 2003, by and between UGC and Liberty Media Corporation.(10)
10.15	Executive Service Agreement between UPC Services Limited and Charles Bracken dated December 15, 2004.(17)
10.16	Executive Service Agreement between UPC Services Limited and Shane O'Neill dated January 10, 2005.(17)
10.17	Employment Agreement effective April 19, 2000, among UGC, UPC and Gene Musselman.(6)

10.18	Addendum to Employment Agreement dated as of September 3, 2003, among UGC, UPC and Gene Musselman.(6)
10.19	Employment Agreement dated January 5, 2004, between UGC and Gene W. Schneider.(5)
10.20	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.31 below.(7)
10.21	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina W. Wildes and Carla G. Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001.(7)
10.22	Modification to Existing Severance Policy effective January 5, 2004.(6)
10.23	Form of Indemnification Agreement dated August 4, 2004, between UGC and its Directors.(11)
10.24	Form of Indemnification Agreement dated August 4, 2004, between UGC and its Officers.(11)
10.25	Consulting Agreement dated as of December 6, 2004, between UGC and Mark L. Schneider.(17)
10.26	Severance, Noncompetition, Waiver and Release Agreement dated as of December 6, 2004, between UGC and Mark L. Schneider.(17)
10.27	Settlement Agreement dated as of December 6, 2004, among UGC, chello broadband N.V. and Mark L. Schneider.(17)
10.28	Shared Services Agreement dated June 7, 2004, between UGC and LMI.(11)
10.29	Stock and Loan Purchase Agreement dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(12)
10.30	Amendment to the Purchase Agreement dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC.(12)
10.31	Shareholders Agreement dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA.(12)
10.32	Amendment and Restatement Agreement, dated March 7, 2005, between UPC Broadband and UPC Financing Partnership, as Borrowers, the companies listed in Schedule 1 thereto, as Guarantors, and TD Bank Europe Limited, as Facility Agent and Security Agent, relating to a €1,072,000,000 Credit Agreement originally dated January 16, 2004, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, for UPC Broadband, as Borrower, and with the companies identified as guarantors in Part 1 of Schedule 1 thereto, as Original Guarantors, the banks and financial institutions listed in Part 2 of Schedule 1 thereto, as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as facility agents under the Existing Facility (as defined therein) (the "2004 Credit Agreement").(17)
10.33	Amendment and Restatement Agreement, dated March 7, 2005, between UPC Broadband and UPC Financing Partnership, as Borrowers, the companies listed in Schedule 1 thereto, as Guarantors, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, relating to a €3,500,000,000, US$347,500,000 and €95,000,000 Credit Agreement originally dated October 26, 2000, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, for UPC Broadband and UPC Financing Partnership, as Borrowers, and with the companies identified as guarantors in Part 1 of Schedule 1 thereto, as Original Guarantors, the Lead Arrangers listed therein, the banks and financial institutions listed in Part 2 of Schedule 1 thereto, as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent.(17)
10.34	Additional Facility Accession Agreement, dated June 24, 2004, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility E Lenders, under the 2004 Credit Agreement.(13)
10.35	Additional Facility Accession Agreement, dated December 2, 2004, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility F Lenders, under the 2004 Credit Agreement.(14)

10.36	Stock Purchase and Sale Agreement dated as of December 16, 2004, among UGC, United UPC Bonds LLC, a subsidiary of UGC, Liberty Ireland Funding, Inc. and Liberty Media International Holdings LLC.(15)
10.37	Partnership Interest Sale and Purchase Agreement dated as of December 16, 2004, among LMI, Belgium Cable GP, LLC, Belgium Cable GP II, LLC, UPC, chello media investments BV, chello media Belgium I BV, chello media Belgium II BV and LMC.(15)
10.38	Agreement and Plan of Merger dated January 17, 2005, by and among UGC, LMI, Liberty Global, Inc., Cheetah Acquisition Corp. and Tiger Global Acquisition Corp.(16)
10.39	Additional Facility Accession Agreement, dated March 9, 2005, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility G Lenders, under the 2004 Credit Agreement.(17)
10.40	Additional Facility Accession Agreement, dated March 7, 2005, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility H Lenders, under the 2004 Credit Agreement.(17)
10.41	Additional Facility Accession Agreement, dated March 9, 2005, to TD Bank Europe Limited, as Facility Agent and Security Agent, from the banks and financial institutions listed in Schedule 1 thereto, as the Additional Facility I Lenders, under the 2004 Credit Agreement.(17)
10.42	Purchase and Contribution Agreement, dated April 13, 2005, among VTR GlobalCom S.A., Liberty Comunicaciones de Chile Uno Ltda., and Cristalerías de Chile S.A., including as an exhibit thereto the Form of Guaranty between Liberty Media International Inc. and Cristalerías de Chile S.A.(18)
10.43	Assignment of Credits, dated April 13, 2005, from Liberty Comunicaciones de Chile Uno Ltda. to VTR GlobalCom S.A. [English Translation](18)
10.44	Notary Record of the Purchase and Sale of Shares Issued by Metrópolis – Intercom S.A., dated April 13, 2005, executed by Jose Musalem Saffie in his capacity as Notary Public and Holder of the Title to the 48th Notarial Office in and for Santiago, Chile [English Translation](18)
10.45	Agreement, dated April 13, 2005, between UnitedGlobalCom, Inc. and Liberty Media International Holdings, LLC(18)
10.46	Agreement, dated April 13, 2005, between UnitedGlobalCom, Inc. and Liberty Media International, Inc. ("LMI-United Agreement")(18)
10.47	Put Agreement, dated April 13, 2005, between UnitedGlobalCom, Inc. and Cristalerías de Chile S.A. (referenced in the LMI-United Agreement)(18)
10.48	Dispute Resolution Agreement, dated April 13, 2005, United Chile, Inc., United Chile Ventures, Inc., VTR GlobalCom S.A., Liberty Comunicaciones de Chile Uno Ltda., Cristalerías de Chile S.A. and CristalChile Inversiones, S.A.(18)
14.1	Code of Ethics for our Chief Executive and Senior Financial Officers, as amended and restated on March 11, 2004.(6)
21.1	Subsidiaries of UGC.(17)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.(17)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Co-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Co-Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(15)
Incorporated by reference from UGC's Form 8-K dated December 16, 2004 (File No. 000-496-58).
(16)
Incorporated by reference from LMI's Form 8-K dated January 17, 2005 (File No. 000-50671).
(17)
Incorporated by reference from UGC's Form 10-K for the year ended December 31, 2004 (File No. 000-496-58).
(18)
Incorporated by reference from UGC's Form 8-K dated April 13, 2005 (File No. 000-496-58).

(c) See index to financial statements (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITEDGLOBALCOM, INC. a Delaware corporation
April 28, 2005	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 28, 2005	* Robert R. Bennett, Director
April 28, 2005	* Charles H.R. Bracken, Co-Chief Financial Officer
April 28, 2005	* John P. Cole, Jr., Director
April 28, 2005	/s/ VALERIE L. COVER Valerie L. Cover, Vice President and Controller and Co-Principal Accounting Officer
April 28, 2005	* John W. Dick, Director
April 28, 2005	* Bernard G. Dvorak, Director
April 28, 2005	* Michael T. Fries, President, Chief Executive Officer and Director
April 28, 2005	* Paul A. Gould, Director
Gary S. Howard, Director
April 28, 2005	* David B. Koff, Director
April 28, 2005	* John C. Malone, Director
April 28, 2005	* Ruth E. Pirie, Co-Principal Accounting Officer
April 28, 2005	* Gene W. Schneider, Chairman
April 28, 2005	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Co-Chief Financial Officer

* By:	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III, Attorney-in-Fact

UNITEDGLOBALCOM, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

As discussed in Note 27, the consolidated financial statements as of and for the year ended December 31, 2004 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 27, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
March 11, 2005, except as to Note 27 to the consolidated financial statements, which is as of April 27, 2005

UnitedGlobalCom, Inc.
Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
	(Note 3) (As restated – See Note 27)
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

UnitedGlobalCom, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
	(Note 3) (As restated – See Note 27)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$345,535	$225,540
Accrued liabilities	462,927	302,597
Subscriber advance payments and deposits	332,765	141,108
Accrued interest	88,608	102,949
Notes payable, related party	108,414	102,728
Current portion of debt	34,325	310,804
Other current liabilities	49,675	82,149
Other current liabilities subject to compromise	–	336,916

Total current liabilities	1,422,249	1,604,791
Long-term liabilities:
Long-term portion of debt	4,818,583	3,615,902
Other long-term liabilities	375,103	383,725

Total liabilities	6,615,935	5,604,418

Commitments and contingencies (note 14)
Minority interests in subsidiaries	96,378	22,761

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 413,206,357 and 287,350,970 shares issued, respectively	4,132	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 379,603,223 and 303,123,542 share issued and outstanding, respectively	3,796	3,031
Additional paid-in capital	2,624,159	5,852,896
Deferred compensation	(1,851)	–
Treasury stock, at cost	(75,844)	(70,495)
Accumulated deficit.	(356,314)	(3,372,737)
Accumulated other comprehensive income (loss)	223,794	(943,165)

Total stockholders' equity	2,421,984	1,472,492

Total liabilities and stockholders' equity	$9,134,297	$7,099,671

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3) (As restated – See Note 27)
Revenue	$2,525,446	$1,891,530	$1,515,021
Operating costs and expenses:
Operating	(1,014,628)	(785,132)	(789,457)
Selling, general and administrative ("SG&A")	(631,585)	(477,516)	(429,190)
Depreciation and amortization (operating)	(935,185)	(808,663)	(730,001)
Impairment of long-lived assets (operating)	(38,915)	(402,239)	(436,153)
Restructuring charges and other (operating).	(29,019)	(35,970)	(1,274)
Stock-based compensation (SG&A)	(116,661)	(38,024)	(28,228)

Operating loss	(240,547)	(656,014)	(899,282)
Interest income	23,823	13,054	38,315
Interest expense	(301,763)	(327,132)	(680,101)
Foreign currency transaction gains, net	52,105	153,808	485,938
Realized and unrealized (losses) gains on derivative instruments, net	(41,065)	(35,424)	138,398
Gains on extinguishment of debt	35,787	2,183,997	2,208,782
Gains on sale of investments and other, net	12,325	279,442	117,262
Other expense, net	(13,455)	(43,665)	(80,617)

Income (loss) before income taxes and other items	(472,790)	1,568,066	1,328,695
Income tax benefit (expense), net	101,105	(50,344)	(201,182)
Minority interests in losses (earnings) of subsidiaries and other, net	3,062	183,182	(67,103)
Share in results of affiliates, net	12,309	294,464	(72,142)

Income (loss) before cumulative effect of change in accounting principle	(356,314)	1,995,368	988,268
Cumulative effect of change in accounting principle, net of tax	–	–	(1,344,722)

Net income (loss)	$(356,314)	$1,995,368	$(356,454)

Earnings per share:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.46)	$7.41	$2.29
Cumulative effect of change in accounting principle	–	–	(3.13)

Basic earnings (loss) per share	$(0.46)	$7.41	$(0.84)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.46)	$7.41	$2.29
Cumulative effect of change in accounting principle	–	–	(3.12)

Diluted earnings (loss) per share	$(0.46)	$7.41	$(0.83)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3) (As restated – See Note 27)
Net income (loss)	$(356,314)	$1,995,368	$(356,454)

Other comprehensive income (loss):
Foreign currency translation adjustments	195,429	61,440	(864,104)
Change in fair value of derivative contracts	–	–	13,443
Reclassification adjustment for expired derivative contracts included in net income	–	10,616	–
Net unrealized gains on available-for-sale securities	56,417	97,318	4,029
Reclassification adjustment for gains on available-for-sale securities included in net income	(10,517)	–	–
Other	–	(194)	(77)

Other comprehensive income (loss) before income taxes	241,329	169,180	(846,709)
Provision for income taxes related to net unrealized gains on available-for-sale securities	(17,535)	–	–

Other comprehensive income (loss)	223,794	169,180	(846,709)

Comprehensive income (loss)	$(132,520)	$2,164,548	$(1,203,163)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except number of shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
									Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
											(As restated – See Note 27)		(As restated – See Note 27)
December 31, 2003 (UGC Pre-Founders Transaction)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$–	13,045,959	$(70,495)	$(3,372,737)	$(943,165)	$1,472,492

January 1, 2004 (UGC Post-Founders Transaction) (Note 3)	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$1,439,479	$–	13,045,959	$(70,495)	$–	$–	$1,374,977
Issuance of additional Class A common stock in connection with the UGC Europe exchange offer	2,596,270	26	–	–	–	–	19,706	–	–	–	–	–	19,732
Issuance of Class A common stock upon exercise of LMC's preemptive right	20,706,894	207	–	–	–	–	54,454	–	–	–	–	–	54,661
Issuance of common stock in connection with rights offering	82,950,715	830	2,295,445	23	84,874,594	849	1,018,109	–	–	–	–	–	1,019,811
Issuance of Class A common stock in connection with subsidiary reorganization	2,011,813	20	–	–	–	–	18,368	–	–	–	–	–	18,388
Issuance of Class A common stock for acquisition of a minority interest in subsidiary	1,800,000	18	–	–	–	–	16,434	–	–	–	–	–	16,452
Share exchange by LMC	8,394,913	84	–	–	(8,394,913)	(84)	–	–	–	–	–	–	–
Issuance of shares to LMI for acquisition of Irish subsidiary.	6,413,991	64	–	–	–	–	2,854	–	–	–	–	–	2,918
Issuance of Class A common stock in connection with stock option plans	877,077	9	–	–	–	–	4,064	–	–	–	–	–	4,073
Issuance of Class A common stock in connection with 401(k) plan	103,714	1	–	–	–	–	827	–	–	–	–	–	828
Stock-based compensation, net of tax	–	–	–	–	–	–	68,275	(1,851)	–	–	–	–	66,424
Loss on issuance of subsidiary shares for acquisition in France	–	–	–	–	–	–	(11,776)	–	–	–	–	–	(11,776)
Acquisition of investment from parent	–	–	–	–	–	–	(10,517)	–	–	–	–	–	(10,517)
Other equity transactions	–	–	–	–	–	–	3,882	–	13,626	–	–	–	3,882
Purchase of Class A common stock	–	–	–	–	–	–	–	–	787,391	(5,349)	–	–	(5,349)
Net loss	–	–	–	–	–	–	–	–	–	–	(356,314)	–	(356,314)
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	–	–	–	–	–	28,365	28,365
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	195,429	195,429

December 31, 2004 (UGC Post-Founders Transaction)(Note 3) (As restated—See Note 27)	413,206,357	$4,132	11,165,777	$112	379,603,223	$3,796	$2,624,159	$(1,851)	13,846,976	$(75,844)	$(356,314)	$223,794	$2,421,984

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

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3) (As restated – See Note 27)
Cash Flows from Operating Activities
Net income (loss)	$(356,314)	$1,995,368	$(356,454)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	935,185	808,663	730,001
Impairment of long-lived assets, restructuring charges and other	67,934	438,209	437,427
Stock-based compensation	65,827	29,242	28,228
Accretion of interest on senior notes and amortization of deferred financing costs	40,071	50,733	234,247
Unrealized foreign currency transaction gains, net	(30,878)	(116,454)	(491,313)
Realized and unrealized losses (gains) on derivative instruments	41,065	35,424	(138,398)
Gains on extinguishment of debt	(35,787)	(2,183,997)	(2,208,782)
Gains on sale of investments and other, net	(12,325)	(279,442)	(117,262)
Deferred income tax (benefit) expense, net	(130,518)	(23,420)	104,068
Minority interests in (losses) earnings of subsidiaries and other, net	(3,062)	(183,182)	67,103
Share in results of affiliates, net	(12,309)	(294,464)	72,142
Cumulative effect of change in accounting principle	–	–	1,344,722
Other non-cash items	14,755	32,009	102,326
Change in assets and liabilities:
Change in receivables and other assets	(72,169)	40,870	46,803
Change in accounts payable, accrued liabilities and other	188,127	42,533	(148,466)

Net cash flows from operating activities	699,602	392,092	(293,608)

The accompanying notes are an integral part of these consolidated financial statements.

UnitedGlobalCom, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(Note 3) (As restated – See Note 27)
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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Year Ended December 31,	Year Ended December 31,
	2004	2003	2002
	(As restated – See Note 27)
Net income (loss), as reported	$(356,314)	$1,995,368	$(356,454)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40,681	29,242	28,228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(25,749)	(57,101)	(102,837)

Pro forma net income (loss)	$(341,382)	$1,967,509	$(431,063)

Basic net earnings (loss) per common share:
As reported	$(0.46)	$7.41	$(0.84)

Pro forma	$(0.45)	$7.35	$(1.01)

Diluted net earnings (loss) per common share:
As reported	$(0.46)	$7.41	$(0.83)

Pro forma	$(0.45)	$7.35	$(1.01)

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Pro Forma Year Ended December 31, 2004	Pro Forma Year Ended December 31, 2003
	(As restated – See Note 27)
Revenue	$2,725,007	$2,248,311

Net income (loss)	$(373,547)	$1,461,090

Earnings per share:
Basic earnings (loss) per share	$(0.49)	$6.26

Diluted earnings (loss) per share	$(0.49)	$6.25

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	Pro Forma Year Ended December 31, 2004	Pro Forma Year Ended December 31, 2003
	(As restated – See Note 27)
Revenue	$2,558,441	$1,964,377

Net income (loss)	$(362,631)	$1,976,952

Basic and diluted earnings (loss) per share	$(0.47)	$7.37

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

Based on our current amortizable intangible assets, we expect amortization expense will be as follows for the next five years and thereafter (in thousands):

	Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Estimated amortization expense	$78,224	$72,658	$68,358	$65,024	$65,024	$28,660	$377,948

10.   Debt

The following table provides detail of our consolidated third-party debt balance (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
	(As restated – See Note 27)
UPC Broadband Bank Facility	$3,927,830	$3,698,586
UGC Convertible Notes	655,809	–
VTR Bank Facility	97,941	123,000
Telenet Securities	87,821	–
Old UGC Senior Notes	24,627	24,627
Capital leases and other debt	58,880	80,493

Total debt	4,852,908	3,926,706
Current portion	(34,325)	(310,804)

Long-term portion	$4,818,583	$3,615,902

Debt Maturities

Our debt matures as follows (in thousands):

	Expected payment for the year ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
						(As restated – See Note 27)
UPC Broadband Bank Facility	$2,389	$550,215	$718,306	$432,844	$1,508,159	$715,917	$3,927,830
UGC Convertible Notes	–	–	–	–	–	681,850	681,850
VTR Bank Facility	–	14,691	19,588	19,588	20,568	23,506	97,941
Telenet Securities	–	–	–	–	–	87,821	87,821
Old UGC Senior Notes	24,627	–	–	–	–	–	24,627
Capital leases	2,585	2,865	3,130	3,427	3,739	32,608	48,354
Other	4,724	1,261	884	817	716	2,124	10,526

Total debt	$34,325	$569,032	$741,908	$456,676	$1,533,182	$1,543,826	$4,878,949

Unamortized discount on UGC Convertible Notes, net of fair value of embedded equity derivative						(26,041)	(26,041)

Total debt						$1,517,785	$4,852,908

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

The UGC Convertible Notes are a compound financial instrument that contain a foreign currency debt component and an equity component that is indexed to both our Class A common stock and to currency exchange rates (euro to U.S. dollar). We accounted for the embedded equity derivative separately at fair value, with changes in fair value reported in our consolidated statement of operations. The fair value of the embedded equity derivative of $193.6 million and the accreted value of the host contract of $462.2 million are presented together in the caption "long-term portion of debt" in our consolidated balance sheet.

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

The following table provides detail of the interest cost recorded in our consolidated statement of operations (in thousands):

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Cash Pay:
UPC Broadband Bank Facility	$(220,516)	$(254,900)	$(244,785)
UGC Convertible Notes	(7,971)	–	–
VTR Bank Facility	(6,863)	(9,373)	(12,917)
Old UGC Senior Notes	(2,963)	(2,375)	–
UPC and subsidiaries' senior notes and other	(23,379)	(9,751)	(188,152)

	(261,692)	(276,399)	(445,854)

Non Cash:
Amortization of deferred financing costs	(21,388)	(21,268)	(23,072)
UGC Convertible Notes	(18,483)	–	–
Senior discount notes accretion and other	(200)	(29,465)	(211,175)

	(40,071)	(50,733)	(234,247)

Total	$(301,763)	$(327,132)	$(680,101)

11.   Fair Value of Financial Instruments

The following table provides an analysis of the fair value of our debt securities (in thousands):

	UGC Post-Founders Transaction			UGC Pre-Founders Transaction
	December 31, 2004			December 31, 2003
	Carrying Value	Fair Value		Carrying Value	Fair Value
	(As restated – See Note 27)
UPC Broadband Bank Facility	$3,927,830	$3,914,861	(1)	$3,698,586	$3,698,586	(2)
UGC Convertible Notes	655,809	688,669	(3)	–	–
VTR Bank Facility	97,941	97,941	(4)	123,000	123,000	(5)
Telenet Securities	87,821	87,821	(6)	–	–
Old UGC Senior Notes	24,627	24,627	(7)	24,627	20,687	(8)
Other	58,880	58,880	(9)	80,493	80,493	(9)

Total third-party debt.	4,852,908	4,872,799		3,926,706	3,922,766
Notes payable to parent	108,414	108,414	(10)	102,728	102,728	(11)

Total debt	$4,961,322	$4,981,213		$4,029,434	$4,025,494

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

12.   Derivative Financial Instruments

The following table provides detail of the fair value of our derivative financial instrument assets (liabilities), net (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
Interest rate caps	$2,384	$966
Cross-currency and interest rate swaps	(25,648)	(42,773)
Embedded derivatives(1)	(49)	(3,834)

Total	$(23,313)	$(45,641)

(1)
Excludes equity derivative embedded in the UGC Convertible Notes, as amounts are presented in long-term portion of debt.

Other than as described below, the changes in fair value of our derivative financial instruments are recorded in the consolidated statement of operations, as follows (in thousands):

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Interest rate caps	$(20,318)	$–	$–
Cross-currency and interest rate swaps	(43,779)	(35,424)	138,398
Embedded derivatives	23,032	–	–

Total	$(41,065)	$(35,424)	$138,398

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

The following tables present our key performance measures (in thousands):

Revenue

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Europe:
UPC Broadband
The Netherlands	$716,932	$592,223	$459,044
Austria	299,874	260,162	198,189
France (excluding Noos).	128,862	113,946	92,441
France (Noos)	183,930	–	–
Norway	112,378	95,284	76,430
Sweden	88,080	75,057	52,560
Belgium	37,472	31,586	24,646
Ireland	48,953	–	–

Total Western Europe.	1,616,481	1,168,258	903,310

Hungary	217,507	165,450	124,046
Poland	108,979	85,356	76,090
Czech Republic	79,905	63,348	44,337
Slovak Republic	32,671	25,467	18,852
Romania	26,955	20,189	16,119

Total Central and Eastern Europe	466,017	359,810	279,444

Germany	–	–	28,069
Corporate and other	26,273	32,563	35,139

Total UPC Broadband.	2,108,771	1,560,631	1,245,962

chellomedia
Priority Telecom	118,956	121,330	112,637
Media	125,016	98,463	69,372
Investments	840	528	465

Total chellomedia	244,812	220,321	182,474

Intercompany eliminations	(138,983)	(127,055)	(108,695)

Total Europe	2,214,600	1,653,897	1,319,741

Latin America:
Broadband
Chile	299,951	229,835	186,426
Brazil, Peru and other	7,883	7,789	7,011

Total Latin America	307,834	237,624	193,437

Corporate and other	3,012	9	1,843

Total UGC	$2,525,446	$1,891,530	$1,515,021

Operating Cash Flow

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Europe:
UPC Broadband
The Netherlands	$361,265	$267,075	$119,329
Austria	111,950	98,278	64,662
France (excluding Noos).	12,905	13,920	(10,446)
France (Noos)	40,785	–	–
Norway	37,066	27,913	17,035
Sweden	33,421	31,827	15,904
Belgium	16,751	12,306	8,340
Ireland	11,795	–	–

Total Western Europe.	625,938	451,319	214,824

Hungary	86,418	63,357	41,487
Poland	36,315	24,886	15,794
Czech Republic	33,888	24,657	9,241
Slovak Republic	13,766	10,618	4,940
Romania	11,978	7,931	6,579

Total Central and Eastern Europe	182,365	131,449	78,041

Germany	–	–	12,562
Corporate and other	(83,604)	(46,091)	(25,727)

Total UPC Broadband	724,699	536,677	279,700

chellomedia
Priority Telecom	17,183	14,530	(3,809)
Media	36,335	22,874	(4,851)
Investments	(502)	(1,033)	(374)

Total chellomedia	53,016	36,371	(9,034)

Total Europe	777,715	573,048	270,666

Latin America:
Broadband
Chile	108,752	69,951	41,959
Brazil, Peru and other	426	87	(2,345)

Total Latin America.	109,178	70,038	39,614

Corporate and other	(7,660)	(14,204)	(13,906)

Total UGC	$879,233	$628,882	$296,374

The following table presents a reconciliation of total segment Operating Cash Flow to consolidated net income (loss) (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Total segment Operating Cash Flow	$879,233	$628,882	$296,374
Depreciation and amortization	(935,185)	(808,663)	(730,001)
Impairment of long-lived assets	(38,915)	(402,239)	(436,153)
Restructuring charges and other	(29,019)	(35,970)	(1,274)
Stock-based compensation	(116,661)	(38,024)	(28,228)

Operating loss	(240,547)	(656,014)	(899,282)
Interest expense, net	(277,940)	(314,078)	(641,786)
Foreign currency transaction gains, net	52,105	153,808	485,938
Realized and unrealized (losses) gains on derivative instruments, net	(41,065)	(35,424)	138,398
Gains on extinguishment of debt	35,787	2,183,997	2,208,782
Gains on sale of investments and other, net	12,325	279,442	117,262
Other expense, net	(13,455)	(43,665)	(80,617)

Income (loss) before income taxes and other items	(472,790)	1,568,066	1,328,695
Income taxes and other	116,476	427,302	(340,427)

Income (loss) before cumulative effect of change in accounting principle	(356,314)	1,995,368	988,268
Cumulative effect of change in accounting principle, net of tax	–	–	(1,344,722)

Net income (loss)	$(356,314)	$1,995,368	$(356,454)

The following tables present our investments in affiliates, long-lived assets and total assets by segment (in thousands):

	Investments in Affiliates		Long-Lived Assets		Total Assets
	UGC Post-Founders Transaction	UGC Pre-Founders Transaction	UGC Post-Founders Transaction	UGC Pre-Founders Transaction	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004	2003
Europe:
UPC Broadband
The Netherlands	$–	$222	$1,099,118	$1,334,294	$2,024,365	$2,458,724
Austria	–	–	302,820	307,758	827,506	700,209
France (excluding Noos)	–	–	244,841	246,307	229,267	274,180
France (Noos)	–	–	821,033	–	969,105	–
Norway	–	–	215,391	219,651	267,018	280,528
Sweden	–	–	104,479	94,414	256,353	321,961
Belgium	–	–	22,875	22,596	110,653	88,725
Ireland	–	–	90,788	–	141,995	–

Total Western Europe	–	222	2,901,345	2,225,020	4,826,262	4,124,327

Hungary	–	1,708	281,859	249,515	532,961	541,139
Poland	11,797	15,049	132,492	118,586	199,750	302,216
Czech Republic	–	–	128,116	117,527	218,311	201,103
Slovak Republic.	–	–	34,862	35,697	65,403	67,027
Romania	–	–	16,127	15,235	40,317	42,503

Total Central and Eastern Europe	11,797	16,757	593,456	536,560	1,056,742	1,153,988
Corporate and other	–	65,279	161,177	14,154	663,780	409,286

Total UPC Broadband	11,797	82,258	3,655,978	2,775,734	6,546,784	5,687,601

chellomedia
Priority Telecom	143	3,232	146,140	182,491	201,283	241,909
Media	310,383	2,257	25,132	43,578	768,706	232,527

Total chellomedia	310,526	5,489	171,272	226,069	969,989	474,436

Total Europe	322,323	87,747	3,827,250	3,001,803	7,516,773	6,162,037

Latin America:
Broadband
Chile	–	–	351,314	322,606	682,270	602,762
Brazil, Peru and other	4,263	3,522	8,473	9,584	16,059	18,388

Total Latin America	4,263	3,522	359,787	332,190	698,329	621,150

Corporate and other.	19,204	3,969	6,058	8,750	919,195	316,484

Total UGC	$345,790	$95,238	$4,193,095	$3,342,743	$9,134,297	$7,099,671

The following tables present our capital expenditures by segment (in thousands):

	Capital Expenditures
	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Europe:
UPC Broadband
The Netherlands	$(84,698)	$(63,451)	$(97,841)
Austria	(53,660)	(43,751)	(38,388)
France (excluding Noos)	(36,374)	(48,810)	(19,688)
France (Noos)	(29,061)	–	–
Norway	(20,676)	(9,714)	(7,050)
Sweden	(17,605)	(9,778)	(8,974)
Belgium	(5,961)	(3,473)	(2,884)
Ireland	(23,114)	–	–

Total Western Europe	(271,149)	(178,977)	(174,825)

Hungary	(39,833)	(23,004)	(16,659)
Poland	(13,591)	(8,476)	(4,464)
Czech Republic	(14,999)	(12,294)	(4,706)
Slovak Republic	(6,803)	(3,848)	(501)
Romania	(4,383)	(5,286)	(4,547)

Total Central and Eastern Europe	(79,609)	(52,908)	(30,877)
Germany	–	–	(3,357)
Corporate and other	(61,820)	(35,666)	(6,491)

Total UPC Broadband	(412,578)	(267,551)	(215,550)

chellomedia
Priority Telecom	(18,635)	(16,727)	(30,658)
Media	(6,519)	(5,779)	(6,241)

Total chellomedia	(25,154)	(22,506)	(36,899)

Total Europe	(437,732)	(290,057)	(252,449)

Latin America:
Broadband
Chile	(41,685)	(41,391)	(80,006)
Brazil, Peru and other	(678)	(1,582)	(2,679)

Total Latin America	(42,363)	(42,973)	(82,685)

Corporate and other	(38)	(94)	(58)

Total UGC	$(480,133)	$(333,124)	$(335,192)

18.   Impairment of Long-Lived Assets

The following table provides detail of our impairment of long-lived assets (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
UPC Broadband	$(4,794)	$(395,686)	$(75,305)
Priority Telecom	(27,066)	(397)	(359,237)
Other	(7,055)	(6,156)	(1,611)

Total	$(38,915)	$(402,239)	$(436,153)

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Expected income tax expense (benefit) of pre-tax income excluding minority interest at the U.S. statutory rate of 35%	$(161,168)	$651,886	$439,794
Tax effect of permanent and other differences:
Enacted tax law changes, case law and rate changes	149,294	(92,584)	–
Gain on extinguishment of debt	(107,863)	–	(728,754)
Gain or loss on sale of investments, affiliates and other assets, net	(78,693)	(232,857)	(51,774)
Non-deductible interest and other expenses	64,816	10,550	237,037
Non-deductible or taxable foreign currency exchange results	27,702	(3,595)	(104,598)
Change in valuation allowance	22,131	(516,810)	173,604
Non-taxable investment income or loss	(20,481)	–	–
Revenue for tax not for book	19,739	75,308	–
International rate differences	(6,511)	(5,857)	58,407
State tax, net of federal benefit	(3,587)	7,193	42,118
Tax ruling regarding UPC reorganization	–	107,922	–
Financial instruments	(6,711)	15,280	95,178
Other, net	227	33,908	40,170

Total income tax (benefit) expense	$(101,105)	$50,344	$201,182

Income tax expense (benefit) consists of the following (in thousands):

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
Current:
U.S. Federal	$17,612	$60,912	$78,950
State and local	4,554	9,936	12,572
Foreign jurisdiction	7,247	2,916	5,592

	29,413	73,764	97,114

Deferred:
U.S. Federal	$(119,416)	$1,864	$83,597
State and local	(16,470)	257	11,530
Foreign jurisdiction	5,368	(25,541)	8,941

	(130,518)	(23,420)	104,068

Income tax expense (benefit)	$(101,105)	$50,344	$201,182

The significant components of our foreign tax loss carryforwards and related deferred tax asset are as follows (in thousands):

Country	Tax Loss Carryforward	Tax Asset	Expiration Date
France	$2,425,612	$835,138	Indefinite
The Netherlands	1,910,476	574,542	Indefinite
Ireland	293,686	36,711	Indefinite
Austria	249,025	62,257	Indefinite
Luxembourg	243,936	74,108	Indefinite
Chile	241,232	41,009	Indefinite
Norway	117,856	33,000	2007-2012
Poland	69,901	13,281	2005-2008
Other	401,906	92,793	Various

Total	$5,953,630	$1,762,839

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

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$(356,314)	$1,995,368	$988,268
Gain on issuance of Class A common stock for subsidiary preference shares	–	1,423,102	–
Equity transactions of subsidiaries	–	6,555	–
Accrual of dividends on Series B convertible preferred stock	–	–	(156)
Accrual of dividends on Series C convertible preferred stock	–	–	(2,397)
Accrual of dividends on Series D convertible preferred stock	–	–	(1,621)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(356,314)	3,425,025	984,094
Cumulative effect of change in accounting principle	–	–	(1,344,722)

Basic net income (loss) attributable to common stockholders	$(356,314)	$3,425,025	$(360,628)

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	757,740,181	418,874,941	390,087,623
Adjustment for rights offering in February 2004	8,970,535	43,149,291	40,183,842

Basic weighted-average number of common shares outstanding	766,710,716	462,024,232	430,271,465

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$(356,314)	$1,995,368	$988,268
Gain on issuance of Class A common stock for subsidiary preference shares	–	1,423,102	–
Equity transactions of subsidiaries	–	6,555	–
Accrual of dividends on Series C convertible preferred stock	–	–	(2,397)
Accrual of dividends on Series D convertible preferred stock	–	–	(1,621)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(356,314)	3,425,025	984,250
Cumulative effect of change in accounting principle	–	–	(1,344,722)

Diluted net income (loss) attributable to common stockholders	$(356,314)	$3,425,025	$(360,472)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	766,710,716	462,024,232	430,271,465
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	–	109,544	–
Incremental shares attributable to the assumed exercise of contingency issuable shares	–	92,470	–
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	–	220,115	9,701 (1)
Incremental shares attributable to the assumed conversion of Series B convertible preferred stock	–	–	224,256 (1)

Diluted weighted-average number of common shares outstanding	766,710,716	462,446,361	430,505,422

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

25.   Selected Quarterly Financial Data (Unaudited) (As restated – See Note 27)

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2004. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amounts for the second and third quarter of 2004 have been restated to give effect to the acquisition of Chorus from LMI. We accounted for this acquisition as a transaction among entities under common control at historical cost, similar to a pooling of interests. The amounts of net income (loss) as shown below for the second, third and fourth quarter of 2004 have been restated to give effect to the correction of an error in our consolidated financial statements with respect to accounting for the UGC Convertible Notes – see Note 27 to our consolidated financial statements for a detailed explanation.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(In thousands, except share and per share amounts)
Revenue	$547,342	$551,671	$678,586	$747,847

Operating loss	$(79,676)	$(32,276)	$(10,240)	$(118,355)

Net income (loss):
As previously reported	$(149,665)	$(96,479)	$(73,421)	$(62,790)
Adjustment	—	56,505	7,854	(38,318)

As restated	$(149,665)	$(39,974)	$(65,567)	$(101,108)

Basic and diluted earnings (loss) per share:
As previously reported	$(0.21)	$(0.12)	$(0.09)	$(0.08)
Adjustment	—	0.07	.01	(0.05)

As restated	$(0.21)	$(0.05)	$(0.08)	$(0.13)

Weighted-average number of common shares outstanding:
Basic and diluted	714,078,451	784,291,487	784,078,225	784,788,716

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(In thousands, except share and per share amounts)
Revenue	$436,042	$465,109	$474,515	$515,864

Operating loss	$(78,758)	$(77,235)	$(34,438)	$(465,583)

Net income (loss)	$16,939	$622,014	$1,737,109	$(380,694)

Earnings per share:
Basic earnings (loss) per share	$1.37	$3.13	$3.80	$(0.81)

Diluted earnings (loss) per share	$1.37	$3.13	$3.79	$(0.81)

Weighted-average number of common shares outstanding:
Basic	456,603,832	458,481,267	458,762,705	472,086,748

Diluted	456,607,577	458,502,657	460,319,790	472,086,748

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

27.   Restatement of Consolidated Financial Statements

In our consolidated financial statements for the year ended December 31, 2004, we accounted for the issuance of our euro-denominated UGC Convertible Notes as convertible debt, with changes in the euro to U.S. dollar exchange rate recorded as foreign currency transaction gains/losses in our consolidated statement of operations. Previously we concluded that generally accepted accounting principles did not require the separation of the embedded equity component based on our interpretation of certain scope exceptions prescribed by Statement of Financial Accounting Standards No. 133 Accounting For Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). Based on information that came to our attention in April 2005 and further research and analysis, we determined the scope exceptions of SFAS No. 133 did not apply, as the equity component of this financial instrument is indexed to both our Class A common stock price (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar) related to the host contract. SFAS No. 133 and related interpretations preclude a scope exception for contracts where the settlement in shares of an entity's stock is indexed in part or in full to something other than the entity's stock price. As a result, we revised our conclusion to account for the embedded equity derivative separately at fair value, with changes in fair value of the derivative recorded in our consolidated statement of operations. As a result of our revised accounting, we have also recorded adjustments to (i) interest expense to reflect accretion of the debt component of this instrument at the issuance date to the aggregate principal amount that will be due and payable on April 15, 2011, the first date that the holders of the UGC Convertible Notes have the right to tender all or a part of the UGC Convertible Notes to UGC; and (ii) foreign currency transaction gains to reflect the fact that a portion of the UGC Convertible Notes is now allocated to the fair value of the embedded equity derivative. The fair value of the embedded equity derivative and the accreted value of the host contract are presented together in "long-term portion of debt" in our consolidated balance sheet. This restatement affected our previously issued consolidated financial statements as follows (in thousands, except per share data):

	December 31, 2004
	Previously Reported	Adjustment	As Restated
Balance Sheet
Long-term portion of debt	$4,844,624	$(26,041)	$4,818,583

Total liabilities	$6,641,976	$(26,041)	$6,615,935

Accumulated deficit	$(382,355)	$26,041	$(356,314)

Total stockholders' equity	$2,395,943	$26,041	$2,421,984

	Year Ended December 31, 2004
	Previously Reported	Adjustment	As Restated
Statement of Operations
Interest expense	$(283,280)	$(18,483)	$(301,763)

Foreign currency transaction gains, net	$26,753	$25,352	$52,105

Realized and unrealized (losses) gains on derivative instruments, net	$(60,237)	$19,172	$(41,065)

Income (loss) before income taxes and other items	$(498,831)	$26,041	$(472,790)

Net income (loss)	$(382,355)	$26,041	$(356,314)

Basic and diluted earnings (loss) per share	$(0.50)	$0.04	$(0.46)

The restatement had no effect on total cash flows from operating, investing or financing activities. See Note 25 for the impact of the restatement on our net income (loss) for each of the three month periods ended June 30, 2004, September 30, 2004 and December 31, 2004.

UnitedGlobalCom, Inc.
PARENT ONLY
SCHEDULE I
Condensed Financial Position of Registrant
(In thousands, except par value and number of shares)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
	December 31, 2004	December 31, 2003
	(As restated – See Note 27)
Assets
Current assets:
Cash and cash equivalents	$535,424	$27,347
Restricted cash	346	348
Short-term liquid investments	43,652	–
Receivables	273,639	128,886
Other current assets, net	5,203	8,168

Total current assets	858,264	164,749
Long-term assets:
Investments in affiliates, accounted for using the equity method, net	2,412,936	1,787,847
Property and equipment, net	30	8
Other assets, net	97,765	9,328

Total assets	$3,368,995	$1,961,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,710	$52,129
Accrued liabilities	6,083	2,867
Notes payable, related party	17,617	305,205
Other current liabilities	9,262	–

Total current liabilities	71,672	360,201
Long-term liabilities:
Long-term portion of debt	655,809	–
Deferred income taxes	84,919	4,033
Other long-term liabilities	134,611	125,206

Total liabilities	947,011	489,440

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 413,206,357 and 287,350,970 shares issued, respectively	4,132	2,873
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 and 8,870,332 shares issued, respectively	112	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 379,603,223 and 303,123,542 shares issued and outstanding, respectively	3,796	3,031
Additional paid-in capital	2,624,159	5,852,896
Deferred compensation	(1,851)	–
Treasury stock, at cost	(75,844)	(70,495)
Accumulated deficit.	(356,314)	(3,372,737)
Accumulated other comprehensive income (loss)	223,794	(943,165)

Total stockholders' equity	2,421,984	1,472,492

Total liabilities and stockholders' equity	$3,368,995	$1,961,932

UnitedGlobalCom, Inc.
PARENT ONLY
SCHEDULE I
Condensed Information as to the Operations of Registrant
(In thousands)

	UGC Post-Founders Transaction	UGC Pre-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Revenue	$12	$–	$900
Operating costs and expenses:
Selling, general and administrative	(12,080)	(10,346)	(10,126)
Depreciation and amortization	(8)	–	–
Restructuring charges and other	(3,187)	–	–
Stock-based compensation	(75,470)	(1,825)	–

Operating income (loss)	(90,733)	(12,171)	(9,226)
Interest income	62,677	67,417	306,770
Interest expense	(30,922)	(35,901)	(32,150)
Foreign currency transaction losses, net	(24,812)	–	–
Unrealized gains on derivative instruments, net	19,172	–	–
Gains on sale of investments and other, net	(8)	(1)	–
Gains on extinguishment of debt	–	54,738	–
Other income (expense), net	(2,091)	5,451	(5,442)

Income (loss) before income taxes and other items	(66,717)	79,533	259,952
Income tax benefit (expense), net	131,170	(50,067)	(61,159)
Share in results of affiliates, net	(420,767)	1,965,902	(555,247)

Net income (loss)	$(356,314)	$1,995,368	$(356,454)

UnitedGlobalCom, Inc.
PARENT ONLY
SCHEDULE I
Condensed Information as to the Cash Flow of Registrant
(In thousands)

		UGC Pre-Founders Transaction
	UGC Post-Founders Transaction
		Year Ended December 31,
	Year Ended December 31, 2004
		2003	2002
	(As restated – See Note 27)
Cash Flows from Operating Activities
Net income (loss)	$(356,314)	$1,995,368	$(356,454)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Restructuring charges and other	3,187	–	–
Stock-based compensation	65,827	1,825	–
Accretion of interest on senior notes and amortization of deferred financing costs	19,870	–	–
Unrealized foreign currency transaction losses, net	52,148	–	–
Unrealized gains on derivative instrument	(19,172)	–	–
Gain on extinguishment of debt	–	(54,738)	–
Deferred income tax (benefit) expense, net	(135,886)	1,792	–
Share in results of affiliates, net	420,767	(1,965,902)	555,247
Change in assets and liabilities:
Change in receivables and other assets	(208,199)	20,760	(4,369)
Change in accounts payable, accrued liabilities and other	86,583	3,833	(103,683)

Net cash flows from operating activities	(71,189)	2,938	90,741

Cash Flows from Investing Activities
Capital expenditures	(30)	(8)	–
Purchase of short-term liquid investments	(255,060)	–	(31,897)
Proceeds from sale of short-term liquid investments	211,405	24,939	6,957
Restricted cash released (deposited), net	2	149	(497)
Investments in affiliates and other investments	(1,067,027)	(14,841)	(165,810)
Other	–	–	(65,820)

Net cash flows from investing activities	(1,110,710)	10,239	(257,067)

Cash Flows from Financing Activities
Issuance of common stock	1,076,811	1,354	200,000
Proceeds from issuance of convertible senior notes	604,595	–	–
Financing costs	(13,417)	–	(15,757)
Purchase of treasury shares	(5,349)	–	(5,101)

Net cash flows from financing activities	1,662,640	1,354	179,142

Effects of Exchange Rates on Cash	27,336	–	–

Increase (Decrease) in Cash and Cash Equivalents	508,077	14,531	12,816
Cash and Cash Equivalents, Beginning of Year	27,347	12,816	–

Cash and Cash Equivalents, End of Year	$535,424	$27,347	$12,816

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