Form 10-Q
period 2005-03-31
UNITEDGLOBALCOM INC
filed 2005-05-10
CIK 1134061

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant's outstanding common stock as of April 26, 2005 consisted of:

Class A common stock – 401,910,103 shares
Class B common stock –  10,493,461 shares
Class C common stock – 379,603,223 shares

TABLE OF CONTENTS

ITEM 1.	FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2005 and 2004
Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2005
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6.	EXHIBITS

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,066,084	$1,028,993
Restricted cash	16,866	43,640
Short-term liquid investments	18,361	48,965
Trade receivables, net	177,375	184,222
Other receivables	66,874	134,110
Other current assets, net	150,171	98,525

Total current assets	1,495,731	1,538,455
Long-term assets:
Investments in affiliates, accounted for using the equity method	311,845	345,790
Other investments	277,819	262,091
Property and equipment, net	3,984,935	4,193,095
Goodwill	2,176,803	2,170,705
Intangible assets, net	414,573	445,172
Other assets, net	216,646	178,989

Total assets	$8,878,352	$9,134,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Balance Sheets (continued)
(In thousands, except par value and number of shares)
(Unaudited)

	March 31, 2005	December 31, 2004
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$313,866	$345,535
Accrued liabilities	409,160	462,927
Subscriber advance payments and deposits	343,903	332,765
Accrued interest	32,403	88,608
Notes payable, related party	103,990	108,414
Current portion of debt	7,138	34,325
Other current liabilities	50,784	49,675

Total current liabilities	1,261,244	1,422,249
Long-term liabilities:
Long-term portion of debt	4,791,246	4,818,583
Other long-term liabilities	395,277	375,103

Total liabilities	6,447,767	6,615,935

Commitments and contingencies (note 7)
Minority interests in subsidiaries	88,978	96,378

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 413,455,479 and 413,206,357 shares issued, respectively	4,134	4,132
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,165,777 shares issued	112	112
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 379,603,223 shares issued and outstanding	3,796	3,796
Additional paid-in capital	2,621,810	2,624,159
Deferred compensation	(10,671)	(1,851)
Treasury stock, at cost	(67,343)	(75,844)
Accumulated deficit	(359,173)	(356,314)
Accumulated other comprehensive income	148,942	223,794

Total stockholders' equity	2,341,607	2,421,984

Total liabilities and stockholders' equity	$8,878,352	$9,134,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$798,286	$547,342
Operating costs and expenses:
Operating	(327,240)	(214,028)
Selling, general and administrative ("SG&A")	(191,714)	(129,030)
Depreciation and amortization (operating)	(226,899)	(217,694)
Restructuring charges and other (operating)	(4,269)	(4,335)
Stock-based compensation (SG&A)	(8,738)	(61,852)

Operating income (loss)	39,426	(79,597)
Interest income	7,071	3,328
Interest expense	(72,179)	(71,733)
Foreign currency transaction losses, net	(48,132)	(21,852)
Realized and unrealized gains (losses) on derivative instruments, net	75,339	(4,025)
(Losses) gains on extinguishment of debt	(11,980)	31,916
Gains on sale of investments	28,300	46
Share in results of affiliates, net	(2,380)	(2,213)
Other expense, net	(659)	(7,298)

Income (loss) before income taxes and other items	14,806	(151,428)
Income tax (expense) benefit, net	(21,903)	1,293
Minority interests in losses of subsidiaries and other, net	4,238	470

Net income (loss)	$(2,859)	$(149,665)

Earnings per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(2,859)	$(149,665)

Other comprehensive income (loss):
Foreign currency translation adjustments	(91,324)	(48,091)
Net unrealized gains on available-for-sale securities	26,575	19,438
Reclassification adjustment for gains on available-for-sale securities included in net income	–	–

Other comprehensive income (loss) before income taxes	(64,749)	(28,653)
Provision for income taxes related to net unrealized gains on available-for-sale securities	(10,103)	–

Other comprehensive income (loss)	(74,852)	(28,653)

Comprehensive income (loss)	$(77,711)	$(178,318)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except number of shares)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
									Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
December 31, 2004	413,206,357	$4,132	11,165,777	$112	379,603,223	$3,796	$2,624,159	$(1,851)	13,846,976	$(75,844)	$(356,314)	$223,794	$2,421,984
Issuance of Class A common stock for acquisition of programming business	–	–	–	–	–	–	482	(8,983)	(1,629,284)	8,501	–	–	–
Issuance of Class A common stock in connection with equity incentive plans	212,090	2	–	–	–	–	1,014	–	–	–	–	–	1,016
Issuance of Class A common stock in connection with 401(k) plan	37,032	–	–	–	–	–	350	–	–	–	–	–	350
Stock-based compensation, net of tax	–	–	–	–	–	–	(2,252)	(286)	–	–	–	–	(2,538)
Amortization of deferred compensation	–	–	–	–	–	–	–	449	–	–	–	–	449
Other equity transactions	–	–	–	–	–	–	(1,943)	–	–	–	–	–	(1,943)
Net loss	–	–	–	–	–	–	–	–	–	–	(2,859)	–	(2,859)
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	–	–	–	–	–	16,472	16,472
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	(91,324)	(91,324)

March 31, 2005	413,455,479	$4,134	11,165,777	$112	379,603,223	$3,796	$2,621,810	$(10,671)	12,217,692	$(67,343)	$(359,173)	$148,942	$2,341,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(2,859)	$(149,665)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	226,899	217,694
Impairment of long-lived assets, restructuring charges and other	4,269	4,335
Stock-based compensation	(1,339)	61,852
Accretion of interest on senior notes and amortization of deferred financing costs	10,879	3,186
Unrealized foreign currency transaction gains, net	25,159	13,100
Realized and unrealized (gains) losses on derivative instruments	(75,339)	4,025
Losses (gains) on extinguishment of debt	11,980	(31,916)
Gains on sale of investments	(28,300)	(46)
Deferred income tax expense (benefit), net	5,816	(5,247)
Minority interests in losses of subsidiaries and other, net	(4,238)	(470)
Share in results of affiliates, net	2,380	2,213
Other non-cash items	–	6,894
Change in assets and liabilities:
Change in receivables and other assets	28,661	(17,554)
Change in accounts payable, accrued liabilities and other	(71,850)	7,370

Net cash flows from operating activities	132,118	115,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	$(139,634)	$–
Cash paid for acquisition, refunded by seller	56,493	–
Capital expenditures	(167,306)	(80,210)
Purchases of short-term liquid investments	(16,233)	(17,487)
Proceeds from sale of short-term liquid investments	46,869	–
Restricted cash released, net	26,019	6,105
Investments in and loans to affiliates	(907)	(50)
Proceeds from sale of investments in affiliates	35,439	–
Purchase of interest rate caps and swaps	(2,559)	(14,198)
Settlement of interest rate caps and swaps	(542)	–
Dividends received from affiliates	9,840	4,801
Other	3,631	24

Net cash flows from investing activities	(148,890)	(101,015)

Cash Flows from Financing Activities
Issuance of common stock	1,016	1,076,264
Proceeds from issuance of debt	3,327,594	18,773
Repayments of debt	(3,184,973)	(113,557)
Financing costs	(44,261)	(21,071)

Net cash flows from financing activities	99,376	960,409

Effects of Exchange Rates on Cash	(45,513)	(9,741)

Increase in Cash and Cash Equivalents	37,091	965,424
Cash and Cash Equivalents, Beginning of Period	1,028,993	310,361

Cash and Cash Equivalents, End of Period	$1,066,084	$1,275,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation

We are an international broadband communications provider of video, voice and Internet access services with operations in 16 countries. Our wholly owned subsidiary UGC Europe, Inc. (together with its subsidiaries "UGC Europe"), our largest consolidated operation, is a pan-European broadband communications company. Through its subsidiary, United Pan-Europe Communications N.V. ("UPC"), UGC Europe provides video, high-speed Internet access and telephone services through its broadband networks in 13 European countries. UGC Europe's operations are currently organized into two principal divisions – UPC Broadband and chellomedia. UPC Broadband provides video, high-speed Internet access and telephone services to residential customers. chellomedia provides interactive digital products and services, produces and markets thematic channels and owns or manages our investments in various businesses in Europe. Our primary Latin American operation, VTR GlobalCom S.A. ("VTR"), provides video, high-speed Internet access and telephone services primarily to residential customers in Chile. We also have consolidated operations in Brazil and Peru, an approximate 19% interest in SBS Broadcasting S.A. ("SBS"), a European commercial television and radio broadcasting company, an approximate 34% interest in Austar United Communications Ltd. ("Austar United"), a pay-TV provider in Australia and an indirect approximate 19% interest in Telenet Group Holding N.V. ("Telenet"), a broadband communications provider in Belgium, in addition to various other programming and distribution investments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or SEC regulations for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Liberty Media International ("LMI") owns 53.5% of our common stock, which represents a 91.0% voting interest in us. On January 17, 2005, LMI and we entered into an agreement and plan of merger, pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, Inc. ("Liberty Global"), which has been formed for this purpose. In the mergers, each outstanding share of LMI Series A common stock and Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. Our stockholders may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to our stockholders does not exceed 20% of the aggregate value of the merger consideration payable to our public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies' stockholders, including an affirmative vote of a majority of the voting power of our Class A common stock not beneficially owned by LMI, Liberty Media Corporation ("LMC"), any of LMI's respective subsidiaries or any of the executive officers or directors of LMI, LMC, or us. We have scheduled a special meeting of stockholders on June 14, 2005 to vote on the proposed transaction.

2.     Acquisitions, Dispositions and Other

Zone Vision

In January 2005, chellomedia acquired the Class A shares of Zone Vision Networks Ltd. ("Zone Vision"). The consideration for the transaction consisted of $50.0 million in cash and 1.6 million shares of our Class A common stock valued at $15.0 million. We incurred $2.2 million of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia's Club channel business.

We purchased Zone Vision to complement our programming activities in Europe. As we expand our rollout of digital video and broadband Internet services, the need to develop and control content becomes increasingly important. Zone Vision is a programming company focusing on the ownership, management and distribution of pay television channels. Zone Vision owns and operates three thematic channels: Reality TV, Europa Europa and Romantica, which are broadcast in numerous countries in various languages. In addition, Zone Vision's channel representation business currently represents over 30 international channels from companies such as Discovery, Viacom, Turner, Hallmark and Eurosport.

We accounted for this transaction using the purchase method of accounting. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. The preliminary accounting for this transaction as reflected in these condensed consolidated financial statements is subject to adjustment based upon the final assessment of the fair values of Zone Vision's identifiable tangible and intangible assets and liabilities. Such potential adjustments could result in significant changes to the preliminary accounting for this transaction and to the impact of this transaction on our consolidated operating results.

The Class A Shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis. A group of the selling shareholders have been retained as employees of Zone Vision after the acquisition. These employees hold Class B1 Shares of Zone Vision (representing the remaining 12.5% interest in Zone Vision) and, subject to the terms of an escrow agreement, are entitled to the UGC Class A common stock that we issued as purchase consideration. The Class B1 Shares and the UGC Class A common stock vest through continuing employment over five years at a rate of 5% per quarter, however, the vesting of 40% of the UGC Class A common stock is subject to the achievement of performance targets by the end of 2006. As the vesting of the Class B1 Shares and the shares of our Class A common stock are linked to continuing employment, we accounted for these shares as stock-based compensation. At the closing date, we did not record a minority interest in Zone Vision, as the Class B1 shares were not then vested.

Zone Vision's Class B1 shareholders have the right to put 60% of their Class B1 Shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is capped at an amount equal to ten times EBITDA of Zone Vision (as defined in the shareholders agreement), calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.

Telemach

On February 10, 2005, UPC Broadband Holding B.V., our wholly owned subsidiary, acquired 100% of the shares in Telemach d.o.o., the largest broadband communications provider in Slovenia, for €71.0 ($91.4) million in cash. We purchased Telemach to increase our market presence in Central and Eastern Europe. We accounted for this transaction using the purchase method of accounting. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. The preliminary accounting for this transaction as reflected in these condensed consolidated financial statements is subject to adjustment based upon the final assessment of the fair values of Telemach's identifiable tangible and intangible assets and liabilities. Such potential adjustments could result in significant changes to the preliminary accounting for this transaction and to the impact of this transaction on our consolidated operating results.

EWT Holding GmbH

In January 2005, we sold our indirect 28.7% interest in EWT Holding GmbH ("EWT"), which indirectly owned a broadband communications provider in Germany, for €30.0 million in cash. We received €27.0 ($35.4) million of the sale price in January 2005, and will receive the remainder in the next few months. We recorded a gain of $28.2 million on this transaction.

Noos

On July 1, 2004, UPC Broadband France SAS ("UPC Broadband France"), our indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA ("Noos"), from Suez SA ("Suez"). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in a refund of €43.7 ($56.5) million.

The following unaudited pro forma condensed consolidated operating results give effect to the acquisition of Noos as if it had been completed as of January 1, 2004 (for 2004 results). This unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would actually have been if this transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable (in thousands):

Pro Forma Three Months Ended March 31, 2004
Revenue	$640,022

Net income (loss)	$(163,363)

Basic and diluted earnings (loss) per share	$(0.23)

3.     Property and Equipment

The following table provides detail of our consolidated property and equipment (in thousands):

	March 31, 2005	December 31, 2004
Network/line extensions	$1,341,167	$1,383,233
Upgrade/rebuild	729,726	742,824
Customer premise equipment	728,235	712,036
Scaleable infrastructure	514,438	526,607
Support capital and other	556,758	541,035
Noos	853,877	886,593
Priority Telecom	194,805	197,617
Ireland	110,638	111,193
chellomedia	40,440	41,597
Slovenia	30,815	–
Zone Vision	2,280	–

Total	5,103,179	5,142,735
Accumulated depreciation	(1,118,244)	(949,640)

Net property and equipment	$3,984,935	$4,193,095

Depreciation expense related to our property and equipment was $208.8 million and $201.8 million for the three months ended March 31, 2005 and 2004, respectively.

4.     Goodwill

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2005 is as follows (in thousands):

	December 31, 2004	Acquisitions	Release of Pre-Acquisition Valuation Allowance and Other	Foreign Currency Translation Adjustments and Other	March 31, 2005
Europe:
The Netherlands	$823,496	$–	$(1,634)	$(33,609)	$788,253
Austria	545,214	–	(1,840)	(22,251)	521,123
France (Noos)	6,494	–	541	(216)	6,819
Norway	38,214	–	(646)	(1,214)	36,354
Sweden	149,177	–	(481)	(8,113)	140,583
Belgium	67,198	–	(104)	(2,742)	64,352
Ireland	27,459	–	–	(1,121)	26,338

Total Western Europe	1,657,252	–	(4,164)	(69,266)	1,583,822

Hungary	192,984	–	(380)	(9,210)	183,394
Poland	32,771	–	(2,885)	175	30,061
Czech Republic	47,132	–	(554)	(1,106)	45,472
Slovak Republic	23,945	–	(63)	(1,340)	22,542
Romania	17,535	–	–	1,521	19,056
Slovenia	–	63,416	–	962	64,378

Total Central and Eastern Europe	314,367	63,416	(3,882)	(8,998)	364,903

chellomedia (Zone Vision)	–	40,255	–	(283)	39,972

Total	1,971,619	103,671	(8,046)	(78,547)	1,988,697
Latin America:
Chile	199,086	–	(1,471)	(9,509)	188,106

Total	$2,170,705	$103,671	$(9,517)	$(88,056)	$2,176,803

5.     Intangible Assets

The following table provides detail of our consolidated intangible assets balance (in thousands):

	March 31, 2005	December 31, 2004
Intangible assets with finite lives:
Customer relationships	$410,634	$426,213
Other	28,269	24,676

Total	438,903	450,889
Accumulated amortization	(88,687)	(72,941)

Net	350,216	377,948

Intangible assets with indefinite lives:
Tradenames	64,357	67,224

Total intangible assets, net	$414,573	$445,172

Amortization of intangible assets with finite useful lives was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Amortization expense	$18,108	$15,908

Based on our current amortizable intangible assets, we expect amortization expense will be as follows for the next five years and thereafter (in thousands):

	Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Estimated amortization expense	$60,703	$72,027	$65,185	$63,008	$61,999	$27,294	$350,216

6.     Debt and Financial Instruments

The following table provides detail of our consolidated third-party debt balance (in thousands):

	March 31, 2005	December 31, 2004
UPC Broadband Bank Facility	$3,985,596	$3,927,830
UGC Convertible Notes	588,997	655,809
VTR Bank Facility	93,236	97,941
Telenet Securities	72,269	87,821
Old UGC Senior Notes	–	24,627
Capital leases and other debt	58,286	58,880

Total debt	4,798,384	4,852,908
Current portion	(7,138)	(34,325)

Long-term portion	$4,791,246	$4,818,583

UPC Broadband Bank Facility

The UPC Broadband Bank Facility is the senior secured credit facility of UPC Broadband Holding B.V. ("UPC Broadband"), an indirect wholly owned subsidiary of UPC. The UPC Broadband Bank Facility, originally executed in October 2000, is secured by the assets of UPC Broadband's majority-owned operating companies, and is senior to other long-term debt obligations of UPC.

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

On March 8, 2005, the UPC Broadband Bank Facility was amended to permit indebtedness under: (i) a new €1.0 billion term loan facility ("Facility G") maturing in full on April 1, 2010; (ii) a new € 1.5 billion term loan facility ("Facility H") maturing in full on September 1, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) a €500 million revolving credit facility ("Facility I") maturing in full on April 1, 2010. In connection with this amendment, €167 million of the existing revolving credit facility ("Facility A") was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate availability of €1.0 billion under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from approximately 4 years to approximately 6 years, with no principal payments required until 2010, and the weighted average interest margin on the facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.

The following table provides detail of the UPC Broadband Bank Facility (in thousands):

					Margin
Facility	Currency	Index(4)	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
A(1)(2)	Euro	EURIBOR	$–	$–	2.75%	2.75%
B	Euro	EURIBOR	–	1,581,927	–	2.75%
C1	Euro	EURIBOR	–	60,464	–	5.50%
C2	USD	LIBOR	–	176,020	–	5.50%
E	Euro	EURIBOR	–	1,393,501	–	3.00%
F1(1)	Euro	EURIBOR	183,126	190,918	4.00%	4.00%
F2(1)	USD	LIBOR	525,000	525,000	3.50%	3.50%
G	Euro	EURIBOR	1,308,045	–	2.50%	–
H1	Euro	EURIBOR	719,425	–	2.75%	–
H2	USD	LIBOR	1,250,000	–	2.75%	–
I(1)(3)	Euro	EURIBOR	–	–	2.50%	–

Total			$3,985,596	$3,927,830

(1)
Margin is variable based on certain leverage ratios.

(2)
Facility A is a revolving credit facility that has availability of €500.0 ($654.0) million as of March 31, 2005, which can be used to finance additional permitted acquisitions and /or to refinance indebtedness, subject to covenant compliance. Facility A provides for an annual commitment fee of 0.5% for the unused portion of this facility.

(3)
Facility I is a revolving credit facility that has availability of €500.0 ($654.0) million as of March 31, 2005, which can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance. Facility I provides for an annual commitment fee of 0.75% for the unused portion of this facility.

(4)
As of March 31, 2005, six month EURIBOR and LIBOR rates were approximately 2.2% and 3.4%, respectively. The weighted-average interest rate on all Facilities for the three months ended March 31, 2005 was approximately 5.5%.

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table provides detail of the expected payments under the UPC Broadband Bank Facility (in thousands):

	Expected payment for the year ended December 31,
Euro Facilities
	2005	2006	2007	2008	2009	Thereafter	Total
A	€–	€–	€–	€–	€–	€–	€–
F1	–	–	–	–	700	139,300	140,000
G	–	–	–	–	–	1,000,000	1,000,000
H1	–	–	–	–	–	550,000	550,000
I	–	–	–	–	–	–	–

Subtotal in Euros	€–	€–	€–	€–	€700	€1,689,300	€1,690,000

Subtotal in US dollars	$–	$–	$–	$–	$916	$2,209,680	$2,210,596

USD Facilities
F2	$–	$–	$–	$–	$2,625	$522,375	$525,000
H2	–	–	–	–	–	1,250,000	1,250,000

Subtotal in US dollars	$–	$–	$–	$–	$2,625	$1,772,375	$1,775,000

Total UPC Broadband Bank Facility	$–	$–	$–	$–	$3,541	$3,982,055	$3,985,596

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

The UGC Convertible Notes are a compound financial instrument that contain a foreign currency debt component and an equity component that is indexed to both our Class A common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statement of operations. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption "long-term portion of debt" in our condensed consolidated balance sheet, as follows (in thousands):

	March 31, 2005	December 31, 2004
Debt host contract	$450,344	$462,164
Embedded equity derivative	138,653	193,645

Total	$588,997	$655,809

VTR Bank Facility

VTR has a Chilean peso-denominated six-year amortizing term senior secured credit facility (the "VTR Bank Facility") totaling ChP54.7675 billion ($93.2 million) as of March 31, 2005. Principal payments are due quarterly commencing June 17, 2006 with final maturity on December 17, 2010. The VTR Bank Facility bears interest at a 90-day peso Tasa Activa Bancaria ("TAB"), an interest rate published by the Chilean Superintendence of Banks and Financial Institutions ("SBIF"), plus a margin of 1.35%, subject to change depending solely on VTR's debt to EBITDA ratio and solvency rating. The TAB was 3.96% as of March 31, 2005.

The VTR Bank Facility is secured by VTR's assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt to us and ranks pari passu with future senior indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of an EBITDA to interest expenditure ratio of not less than 4.0 to 1; (v) maintenance of a total debt to EBITDA ratio of not more than 2.5 to 1; (vi) maintenance of EBITDA for four consecutive quarters of not less than Chilean indexed unit of account, or "UF," 2.870 million ($84.0 million); (vii) maintenance of an available cash to debt service ratio of not less than 1.5 to 1; and (viii) maintenance of a total liabilities to total shareholders' equity ratio no greater than 1 to 1. The credit agreement allows for the distribution by VTR of certain restricted payments, such as dividends to its shareholders, as long as no default exists under the facility and VTR maintains certain minimum levels of cash.

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

The Telenet Securities represent mandatorily redeemable securities of the InvestCos, our consolidated subsidiaries that own a direct investment in Telenet. These securities are subject to mandatory redemption on March 30, 2050. Upon an initial public offering of Telenet or the occurrence of certain other events, these securities will become immediately redeemable. Given the mandatory redemption feature, we have classified these securities as debt and have recorded these securities at their estimated fair value as of March 31, 2005. Subsequent changes in fair value will be reported in earnings.

Old UGC Senior Notes

On February 15, 2005, the Old UGC Senior Notes were redeemed in full for total cash consideration of $25.068 million plus accrued interest from August 15, 2004 through the redemption date totaling $1.324 million.

Other Financial Instruments

During the first and second quarter of 2004, we purchased interest rate caps for a total of $21.4 million, capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C in December 2004, we paid down this swap with a cash payment of $59.1 million and unwound a notional amount of $171.5 million. The remaining notional amount of $176.0 million was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Bank Facility in March 2005, when this swap was terminated.

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

In connection with the refinancing of the UPC Broadband Bank Facility in March 2005, we: (i) entered into a seven and a half year cross currency and interest rate swap pursuant to which a notional amount of $1.225 billion was swapped at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into an all inclusive fixed rate of 6.06%; (ii) entered into a five-year interest rate swap pursuant to which a notional amount of € 1.0 billion was swapped into a fixed interest rate of 3.28% until April 2010; (iii) entered into an interest rate swap pursuant to which a notional amount of €525.0 million was swapped into a fixed interest rate of 2.2625% from April through December 2005; (iv) entered into an interest rate swap pursuant to which a notional amount of €550.0 million was swapped into a fixed interest rate of 2.325% from July through December 2005; and (v) purchased interest rate caps that capped the variable EURIBOR interest rate at 3.5% on a notional amount of €750.0 million for 2007.

7.     Commitments and Contingencies

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

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us, where we have agreed to pay minimum fees, regardless of the actual number of subscribers or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Purchase commitments consist of obligations associated with certain contracts to purchase customer premise equipment that are enforceable and legally binding on us. Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of payments with respect to our rebuild, upgrade and network extension commitments depend on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.

Guarantees

In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we have no reason to believe that they will result in material payments in the future.

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

Cignal

On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications ("Cignal") filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering. On May 4, 2005, the Court rendered its decision, dismissing all claims of the former Cignal shareholders.

Class Action Lawsuits Relating to the Merger Transaction with LMI

Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery, all purportedly on behalf of our public stockholders, regarding the announcement on January 18, 2005 of the execution by LMI and us of the agreement and plan of merger for the combination of our companies. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or our assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies, including damages for the public holders of our stock and an award of attorney's fees to plaintiffs' counsel. In connection with the Delaware lawsuits, defendants have been served with one request for production of documents. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. Under the terms of the court's consolidation order, the plaintiffs are required to file a consolidated amended complaint as soon as practicable, and the defendants are not required to respond to any other complaints filed in the twenty-one constituent actions. On May 5, 2005, the plaintiffs filed a consolidated amended complaint. We believe the lawsuits are without merit. A substantially similar lawsuit was commenced in Denver District Court, Colorado, but pursuant to the stipulation of the parties and court order dated April 18, 2005, this lawsuit has been stayed until the Delaware lawsuits are resolved.

The Netherlands 2004 Rate Increases

The Dutch competition authority, or "NMA," is currently investigating the price increases that we made with respect to our video services in 2004 to determine whether we abused our dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of our 2003 video revenues in The Netherlands and we would be obliged to reconsider the price increases. The timing of the NMA's decision is not clear. Historically, in many parts of the Netherlands, we are a party to contracts with local municipalities that seek to control aspects of our Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted our attempts to move away from the contracts.

8.     Stockholders' Equity

The following table provides detail of our accumulated other comprehensive income (in thousands):

	March 31, 2005	December 31, 2004
Cumulative foreign currency translation adjustments	$104,105	$195,429
Unrealized gain on available-for-sale securities, net of income tax effects	44,837	28,365

Total	$148,942	$223,794

9.     Segment Information

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

In January 2005, we changed the structure of our internal organization to manage our Internet access business, called chello broadband, within the UPC Broadband division rather than within the chellomedia division. The segment information for the three months ended March 31, 2004 has been restated to reflect this change.

The following tables present our key performance measures for the three months ended March 31, 2005 and 2004 (in thousands):

	Revenue		Operating Cash Flow
	2005	2004	2005	2004
Europe:
UPC Broadband
The Netherlands	$201,442	$171,595	$113,168	$97,654
Austria	83,448	74,720	39,418	34,831
France (excluding Noos)	36,964	31,245	5,939	3,861
France (Noos)	94,894	–	23,810	–
Norway	32,028	25,616	12,587	8,742
Sweden	24,281	21,987	11,749	10,851
Belgium	10,122	8,971	5,287	4,760
Ireland	23,261	–	6,778	–

Total Western Europe	506,440	334,134	218,736	160,699

Hungary	67,379	50,695	30,175	22,238
Poland	34,729	23,172	13,601	8,423
Czech Republic	25,058	19,398	12,223	9,825
Slovak Republic	10,008	7,973	5,313	3,884
Romania	8,833	6,076	4,549	2,879
Slovenia	4,099	–	1,761	–

Total Central and Eastern Europe	150,106	107,314	67,622	47,249

Corporate and other	10,943	6,699	(29,479)	(23,320)

Total UPC Broadband	667,489	448,147	256,879	184,628

chellomedia
Priority Telecom	33,363	30,131	4,808	4,446
Media	27,808	6,784	(152)	(6,195)
Investments	235	219	(301)	119

Total chellomedia	61,406	37,134	4,355	(1,630)

Intercompany eliminations	(17,880)	(11,656)	–	–

Total Europe	711,015	473,625	261,234	182,998

Latin America:
Broadband
Chile	84,889	71,683	30,675	25,030
Brazil, Peru and other	2,077	2,034	306	90

Total Latin America	86,966	73,717	30,981	25,120

Corporate and other	305	–	(12,883)	(3,834)

Total UGC	$798,286	$547,342	$279,332	$204,284

The following table presents a reconciliation of total segment Operating Cash Flow to consolidated net income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
Total segment Operating Cash Flow	$279,332	$204,284
Depreciation and amortization	(226,899)	(217,694)
Restructuring charges and other	(4,269)	(4,335)
Stock-based compensation	(8,738)	(61,852)

Operating income (loss)	39,426	(79,597)
Interest expense, net	(65,108)	(68,405)
Foreign currency transaction losses, net	(48,132)	(21,852)
Realized and unrealized gains (losses) on derivative instruments, net	75,339	(4,025)
(Losses) gains on extinguishment of debt	(11,980)	31,916
Gains on sale of investments	28,300	46
Share in results of affiliates, net	(2,380)	(2,213)
Other expense, net	(659)	(7,298)

Income (loss) before income taxes and other items	14,806	(151,428)
Income taxes and other	(17,665)	1,763

Net income (loss)	$(2,859)	$(149,665)

10.   Restructuring Charges

The following table provides detail of our restructuring liabilities (in thousands):

	Employee Severence and Termination	Office Closures	Programming and Lease Contract Termination	Other	Total
Restructuring liabilities as of December 31, 2004	$10,623	$29,925	$30,528	$1,522	$72,598
Restructuring charges	528	–	4,335	–	4,863
Cash paid and other releases	(3,922)	(2,366)	(1,340)	(39)	(7,667)
Cumulative translation adjustments	(431)	(1,157)	117	(19)	(1,490)

Restructuring liabilities as of March 31, 2005	$6,798	$26,402	$33,640	$1,464	$68,304

Short-term portion (other current liabilities)	$2,769	$4,666	$4,535	$267	$12,237
Long-term portion (other long-term liabilities)	4,029	21,736	29,105	1,197	56,067

Total	$6,798	$26,402	$33,640	$1,464	$68,304

11.   Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(2,859)	$(149,665)
Add: Stock-based employee compensation (credit) expense included in reported net income, net of related tax effects	(1,568)	31,153
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(362)	(25,246)

Pro forma net income (loss)	$(4,789)	$(143,758)

Basic net earnings (loss) per common share:
As reported	$(0.00)	$(0.21)

Pro forma	$(0.01)	$(0.20)

Diluted net earnings (loss) per common share:
As reported	$(0.00)	$(0.21)

Pro forma	$(0.01)	$(0.20)

UnitedGlobalCom, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

12.   Earnings Per Share

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

	Three Months Ended March 31,
	2005	2004
Numerator (Basic):
Net income (loss)	$(2,859)	$(149,665)

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	791,687,664	677,215,632
Adjustment for rights offering in February 2004	–	36,862,819

Basic weighted-average number of common shares outstanding	791,687,664	714,078,451

Numerator (Diluted):
Net income (loss)	$(2,859)	$(149,665)
Effect of assumed conversion of UGC Convertible Notes	–	–

Diluted net income (loss) attributable to common stockholders	$(2,859)	$(149,665)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	791,687,664	714,078,451
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	–	–
Incremental shares attributable to the assumed conversion of the UGC Convertible Notes	–	–

Diluted weighted-average number of common shares outstanding	791,687,664	714,078,451

Common shares that could potentially dilute Basic EPS in the future that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2005	2004
Stock options	6,434,081	5,772,859

Contingently issuable shares	–	570,609

UGC Convertible Notes	51,436,836	–

13.   Supplemental Cash Flow Disclosures

The following table provides certain supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash paid for interest	$112,251	$106,809

Cash paid for income taxes, net	$1,676	$1,756

Issuance of common stock for financial assets, settlement of liabilities and other	$–	$36,574

14.   Subsequent Events

Acquisition of Minority Interest

On April 6, 2005, we acquired the remaining 19.9% interest in Noos from Suez for €90.1 ($116.2) million.

VTR and Metrópolis Merger

On April 13, 2005, VTR completed its previously announced merger with Metrópolis-Intercom S.A. ("Metrópolis"). Prior to the merger, Metrópolis was owned 50% by LMI and 50% by Cristalerías de Chile S.A. ("Cristalerías"). In exchange for its interest in Metrópolis, Cristalerías received a 20% interest in VTR and an option to require us to purchase Cristalerías' equity interest in VTR at the then fair value, subject to a $140.0 million floor price, and its debt interest in VTR at par plus unpaid interest. This put option, which is payable in cash or stock of UGC, LMI, LMC or, if we complete our proposed merger, Liberty Global, or a combination of cash and stock, at our option, may be exercised at any time between the first and tenth anniversaries of the closing date. For its interest in Metrópolis, LMI received VTR indebtedness valued at approximately $100.0 million. We have also agreed with LMI that we will acquire the LMI subsidiary that holds the $100.0 million VTR indebtedness from LMI if the proposed merger between UGC and LMI does not close. The purchase price to be paid by us for that indebtedness would be 10,000,000 shares of our Class A common stock. In connection with the merger, VTR also assumed Metrópolis indebtedness owed to subsidiaries of Cristalerías and LMI with an aggregate value of approximately $21 million.

In connection with the Metrópolis merger, VTR borrowed ChP35.337 billion ($60.2 million) on the VTR Bank Facility and received binding commitments for an additional ChP14.7238 billion ($25.1 million). Net proceeds were used to refinance Metrópolis bank debt, payment of fees arising from this transaction and working capital requirements. Binding commitments are available solely to refinance a promissory note between Metrópolis and a third party which is due on July 3, 2005.

NTL Ireland

On May 9, 2005, our indirect wholly owned subsidiary UPC Ireland B.V. ("UPC Ireland") signed a sale and purchase agreement (the "Purchase Agreement") to acquire MS Irish Cable Holdings B.V. ("MSICH"), subject to regulatory approval. MSICH, an affiliate of Morgan Stanley, owns NTL Communications (Ireland) Limited and NTL Irish Networks Limited (together "NTL Ireland"), which MSICH acquired from the NTL Group on May 9, 2005. NTL Ireland, Ireland's largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. UPC has guaranteed certain obligations of UPC Ireland.

MSICH acquired NTL Ireland and related assets for approximately €325 million in cash, excluding an adjustment for cash in the business at closing. On the closing date, UPC Ireland loaned MSICH approximately €338.6 ($442.9) million to fund the purchase price for NTL Ireland and MSICH's working capital needs pursuant to a loan agreement (the "Loan Agreement"). Interest is payable annually on the loan in an amount equal to 100% of MSICH's profits for the interest period. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty.

UPC Ireland's acquisition of MSICH from its parent company, Morgan Stanley Dean Witter Equity Funding, Inc. ("MSDW Equity"), is subject to receipt of applicable Irish regulatory approval. Upon closing, following receipt of regulatory approval, UPC Ireland will pay MSDW Equity, as consideration for all of the outstanding share capital of MSICH and any MSICH indebtedness owed to MSDW Equity and its affiliates, an amount (the "Purchase Price") equal to MSDW Equity's net investment in MSICH plus interest on the amount of the net investment at a rate per annum equal to EURIBOR + 1.2%, compounded daily for the period of its investment through the date of the disposition, together with any value added tax thereon plus an amount equal to certain costs and expenses incurred by MSDW Equity in connection with the transaction.

If regulatory approval for UPC Ireland's acquisition of MSICH (including its subsidiary NTL Ireland) is not received by February 3, 2006 or, if prior to that date, the appropriate authority has expressly and conclusively refused to grant the necessary approval, MSDW Equity may sell its direct or indirect interest in NTL Ireland to any third party for such consideration and on such terms and conditions as MSDW Equity determines in its sole discretion. UPC Ireland has agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. In connection with such a sale of the NTL Ireland interest to a third party, UPC Ireland has granted MSDW Equity an option to require UPC Ireland to sell to MSDW Equity or its nominee (the "Call Option") all of UPC Ireland's interest in the indebtedness owed to it under the Loan Agreement at a price equal to the total consideration that MSDW Equity and its affiliates will receive for sale of the direct or indirect NTL Ireland interest, less the Purchase Price and the amount of certain expenses and costs, without duplication, incurred by MSDW Equity and its affiliates in connection with the sale, ownership and earlier acquisition of NTL Ireland. UPC Ireland's obligations under the Call Option are secured by its interest in the MSICH indebtedness under the Loan Agreement and under various security documents.

In connection with the transaction, UPC Ireland has agreed to pay MSDW Equity or its affiliates an arrangement fee of €4.0 ($5.2) million and €0.15 ($0.2) million for each month that MSICH holds its interest in NTL Ireland as well as to reimburse it for its reasonable costs and expenses associated with the transaction. UPC Ireland has agreed to indemnify MSDW Equity and its affiliates with respect to any losses, liabilities and taxes incurred in connection with the transaction.

The make whole arrangement with MDSW Equity is considered to be a variable interest in MSICH, which is a variable interest entity under the provisions of FASB Interpretation No. 46R. As we are responsible for any losses to be incurred by MDSW Equity in connection with its acquisition, ownership and ultimate disposition of NTL Ireland, we are required to consolidate MSICH and its subsidiaries, including NTL Ireland, as of the closing date of MSICH's acquisition of NTL Ireland. If MSICH reports consolidated net earnings during periods in which the make whole arrangement is in effect, we will allocate the full amount of any such net earnings to minority interests' share of earnings. However, if MSICH reports consolidated net loss, we will not allocate any portion of such net losses to the minority interests' share of losses.

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
  •
  Results of Operations.    This section provides an analysis of our results of operations for the three months ended March 31, 2005 and 2004.
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

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report are subject to a greater degree of risk than similar statements regarding certain other industries. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Our analog video service offerings include basic programming and expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand, or "NVOD," in some markets.

We offer broadband Internet access services in 13 countries in Europe and three in Latin America. Residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. Our product offerings, (branded chello in

Europe and Banda Ancha in Chile), include several tiers of always on, unlimited-use services with access speeds up to 26 Mbps. We determine pricing for each different tier of service through analysis of speed, data limits and other features.

We offer telephony services in six countries in Europe and Chile, primarily over our broadband networks. We began offering telephony services in the Netherlands, Hungary and Chile in the fourth quarter of 2004 through Voice over Internet Protocol technology, or "VoIP," and we plan to launch VoIP telephony services in several additional markets in Europe in 2005. In addition to basic dial tone service, we offer a full complement of services to subscribers including caller identification, call waiting, call forwarding, call blocking, speed dial, distinctive ringing, three-way calling, voice mail and second lines.

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

During the first three months of 2005, excluding acquisitions, we added a total of 140,100 revenue generating units, or "RGUs," which represents a 101.0% increase over our growth during the first three months of 2004. Including the acquisition of Noos, Chorus, Slovenia and several other smaller acquisitions, we added a total of 2.1 million RGUs from March 31, 2004 to March 31, 2005. In addition to our RGU growth, we have increased the average revenue per RGU, or "ARPU," through rate increases and penetration of new services. Our Internet access services have been a key factor in this growth. We plan to continue increasing revenue and operating cash flow in 2005 through acquisitions, selectively extending and upgrading our existing networks to reach new customers, rate increases for our video services, migrating more customers to our digital offerings, which include premium programming and enhanced pay-per-view services, and RGU growth in our existing customer base by increasing penetration in higher ARPU services such as broadband Internet access and telephone services.

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

Results of Operations

Revenue

The following table provides an analysis of our revenue by business segment for the three months ended March 31, 2005 and 2004 (in thousands, except percentages). The first two columns present our consolidated revenue for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects, or "F/X." These columns demonstrate what the revenue change would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Ireland, Belgium, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Slovenian Tolar for Slovenia, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other and UGC corporate. Certain percentages are denoted as not meaningful ("n/m").

Revenue

	Three Months Ended March 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2005	2004	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$201,442	$171,595	$29,847	17.4%		$20,420	11.9%
Austria	83,448	74,720	8,728	11.7%		4,857	6.5%
France (excluding Noos)	36,964	31,245	5,719	18.3%		3,999	12.8%
France (Noos)	94,894	–	94,894	–		94,894	–
Norway	32,028	25,616	6,412	25.0%		3,509	13.7%
Sweden	24,281	21,987	2,294	10.4%		901	4.1%
Belgium	10,122	8,971	1,151	12.8%		682	7.6%
Ireland	23,261	–	23,261	–		23,261	–

Total Western Europe	506,440	334,134	172,306	51.6%		152,523	45.6%

Hungary	67,379	50,695	16,684	32.9%		9,733	19.2%
Poland	34,729	23,172	11,557	49.9%		4,750	20.5%
Czech Republic	25,058	19,398	5,660	29.2%		2,405	12.4%
Slovak Republic	10,008	7,973	2,035	25.5%		1,013	12.7%
Romania	8,833	6,076	2,757	45.4%		1,659	27.3%
Slovenia	4,099	–	4,099	–		4,099	–

Total Central and Eastern Europe	150,106	107,314	42,792	39.9%		23,659	22.0%

Corporate and other	10,943	6,699	4,244	63.4%		3,731	55.7%

Total UPC Broadband	667,489	448,147	219,342	48.9%		179,913	40.1%

chellomedia
Priority Telecom	33,363	30,131	3,232	10.7%		1,687	5.6%
Media (including Zone Vision)	27,808	6,784	21,024	309.9%		19,728	290.8%
Investments	235	219	16	7.3%		5	2.3%

Total chellomedia	61,406	37,134	24,272	65.4%		21,420	57.7%

Intercompany eliminations	(17,880)	(11,656)	(6,224)	(53.4%	)	(5,397)	(46.3%	)

Total Europe	711,015	473,625	237,390	50.1%		195,936	41.4%

Latin America:
Broadband
Chile (VTR)	84,889	71,683	13,206	18.4%		11,829	16.5%
Brazil, Peru and other	2,077	2,034	43	2.1%		43	2.1%

Total Latin America	86,966	73,717	13,249	18.0%		11,872	16.1%

Corporate and other	305	–	305	–		305	–

Total UGC	$798,286	$547,342	$250,944	45.8%		$208,113	38.0%

Revenue increased $250.9 million, or 45.8%, for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to our acquisitions of Noos, Chorus, Telemach and Zone Vision, as well as foreign exchange rate fluctuations against the U.S. dollar. Excluding the effects of exchange rate fluctuations and these acquisitions, revenue increased $72.0 million, or 13.1%, for the three months ended March 31, 2005 compared to the same period in the prior year, due to RGU growth and increased ARPU through rate increases and penetration of new services, as detailed below:

  •
  Revenue in the Netherlands increased 17.4% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 11.9%. ARPU increased 8.5% from 2004 to 2005, primarily due to the full impact of 2004 rate increases in cable television services and the annual 2% rate increase in 2005, as well as the impact of broadband Internet services, offset by reduced tariffs for telephone services as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market. Growth in average RGUs of 3.2% from 2004 to 2005 provided the remainder of the increase in revenue, resulting primarily from the continued successful sale of broadband Internet services, with a 22.2% increase in average Internet subscribers from 2004 to 2005;
  •
  Revenue in Austria increased 11.7% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 6.5%, primarily due to growth in average RGUs of 4.2% from 2004 to 2005, combined with ARPU increasing 2.2% from 2004 to 2005. These increases were primarily due to the penetration of broadband Internet services, as average Internet subscribers increased 15.9% from 2004 to 2005;
  •
  Revenue in France, excluding Noos, increased 18.3% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, revenue increased 12.8% from 2004 to 2005, primarily due to ARPU increasing 6.1%, combined with growth in average RGUs of 6.3% from 2004 to 2005, primarily driven by growth in digital television and broadband Internet services;
  •
  Revenue in Norway increased 25.0% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, revenue increased 13.7% from 2004 to 2005, due to ARPU increasing 9.8% from 2004 to 2005, reflecting annual price increases at the start of 2005, a full quarter effect of analog price increases for multiple dwelling units in March 2004 and the higher proportion of broadband Internet services, as well as growth in average RGUs of 3.3% from 2004 to 2005, primarily due to increased penetration of broadband Internet services;
  •
  Revenue in Sweden increased 10.4% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 4.1%, primarily due to an increase in average RGUs of 5.5% from 2004 to 2005, reflecting the continued successful sale of digital television and broadband Internet services, offset by a decrease in ARPU of 1.4% from 2004 to 2005, primarily due to the movement of broadband Internet subscribers to lower tier services and the reduction in the premium analog tier in January 2005;
  •
  Revenue in Hungary increased 32.9% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 19.2%, primarily due to growth in average RGUs of 9.9% from 2004 to 2005 and ARPU increasing 8.4% from 2004 to 2005. The increase in RGUs resulted primarily from the continued successful sale of broadband Internet services and continued demand for direct-to-home video services, with ARPU growth driven by an annual analog price increase;

  •
  Revenue in Poland increased 49.9% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 20.5%, primarily due to ARPU increasing 17.1% from 2004 to 2005, and to a lesser extent, growth in average RGUs of 2.9% from 2004 to 2005. The increase in ARPU from 2004 to 2005 resulted primarily from growth in broadband Internet services, as average Internet subscribers increased 75.1% from 2004 to 2005, in addition to price increases on analog video and broadband Internet services;
  •
  Revenue in Czech Republic increased 29.2% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 12.4%, primarily due to growth in average RGUs of 7.3% from 2004 to 2005, reflecting the continued successful penetration of direct-to-home television services and broadband Internet services, as well as ARPU increasing 4.7% from 2004 to 2005, reflecting the continued successful sale of broadband Internet services and movement to higher priced tiers of analog and direct-to-home television services;
  •
  Revenue for UGC Europe corporate and other increased 63.4% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 55.7%, reflecting growth in transit service revenue in Hungary, partially offset by lower network rental fees to Priority Telecom;
  •
  Revenue for Media increased 309.9% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 290.8%, primarily due to $13.9 million in revenue from the acquisition of Zone Vision in January 2005, an increase in intercompany revenue from the interactive services and transactional businesses due to a change in the commercial agreement between UPC Broadband and chellomedia, as well as organic growth in the existing programming businesses;
  •
  Revenue in Chile increased 18.4% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 16.5%. This increase was primarily due to average RGU growth of 12.8% from 2004 to 2005, due to the continued successful sale of VTR's analog cable television services, broadband Internet services and telephone services through improved direct sales and reduced churn. ARPU increased 3.3% from 2004 to 2005, driven by broadband Internet services and telephone services.

Operating Expense

Operating expense includes programming, network operations, customer operations, customer care and other direct costs. The following table provides an analysis of our operating expense by business segment for the three months ended March 31, 2005 and 2004 (in thousands, except percentages). The first two columns present our consolidated operating expense for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the change in operating expense would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Ireland, Belgium, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Slovenian Tolar for Slovenia, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other.

Operating Expense

	Three Months Ended March 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2005	2004	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$53,813	$48,446	$5,367	11.1%		$2,858	5.9%
Austria	30,478	28,111	2,367	8.4%		956	3.4%
France (other than Noos)	20,137	18,060	2,077	11.5%		1,138	6.3%
France (Noos)	45,866	–	45,866	–		45,866	–
Norway	13,718	12,183	1,535	12.6%		292	2.4%
Sweden	8,398	7,350	1,048	14.3%		566	7.7%
Belgium	3,291	2,826	465	16.5%		311	11.0%
Ireland	12,452	–	12,452	–		12,452	–

Total Western Europe	188,153	116,976	71,177	60.8%		64,439	55.1%

Hungary	26,902	22,328	4,574	20.5%		1,786	8.0%
Poland	14,638	10,370	4,268	41.2%		1,400	13.5%
Czech Republic	8,769	7,811	958	12.3%		(180)	(2.3%	)
Slovak Republic	3,675	3,079	596	19.4%		222	7.2%
Romania	3,019	2,119	900	42.5%		523	24.7%
Slovenia	1,713	–	1,713	–		1,713	–

Total Central and Eastern Europe	58,716	45,707	13,009	28.5%		5,464	12.0%

Corporate and other	19,157	7,808	11,349	145.4%		10,455	133.9%

Total UPC Broadband	266,026	170,491	95,535	56.0%		80,358	47.1%

chellomedia
Priority Telecom	21,181	17,610	3,571	20.3%		2,589	14.7%
Media	22,001	5,811	16,190	278.6%		15,167	261.0%

Total chellomedia	43,182	23,421	19,761	84.4%		17,756	75.8%

Intercompany eliminations	(15,022)	(9,016)	(6,006)	(66.6%	)	(5,310)	(58.9%	)

Total Europe	294,186	184,896	109,290	59.1%		92,804	50.2%

Latin America:
Broadband
Chile (VTR)	31,636	27,625	4,011	14.5%		3,508	12.7%
Brazil, Peru and other	1,418	1,507	(89)	(5.9%	)	(89)	(5.9%	)

Total Latin America	33,054	29,132	3,922	13.5%		3,419	11.7%

Total UGC	$327,240	$214,028	$113,212	52.9%		$96,223	45.0%

Operating expense increased $113.2 million, or 52.9%, for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to our acquisitions of Noos, Chorus, Telemach and Zone Vision, as well as foreign exchange rate fluctuations against the U.S. dollar. Excluding the effects of exchange rate fluctuations and these acquisitions, operating expense increased $29.8 million, or 13.9%, for the three months ended March 31, 2005 compared to the same period in the prior year.

Operating expense for UPC Broadband increased 56.0% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations and the Noos, Chorus and Slovenia acquisitions, UPC Broadband operating expense increased 11.9% from 2004 to 2005, primarily due to:

  (i)
  An increase in direct programming and copyright costs of $10.2 million, primarily due to subscriber growth on the digital and direct-to-home platforms, and to a lesser extent, increased content, higher chellomedia charges for programming and consumer price index rate increases;

  (ii)
  An increase in salaries and other staff related costs of $5.4 million, reflecting increased staffing levels (including increased use of temporary personnel), particularly in the customer care and customer operations areas, to sustain

  a.
  the higher levels of activity flowing from the higher subscriber numbers,

  b.
  the greater volume of calls per subscriber that the increased proportion of digital, data and telephone subscribers give rise to compared to an analog subscriber, and

  c.
  increased customer service standard levels together with annual wage increases;

  (iii)
  An increase in call overflow service fees of $3.1 million, related to these higher activity levels;

  (iv)
  An increase in network related expenses of $2.0 million, where a portion of the costs are driven by the impact of increased subscriber numbers, offset by more effective procurement and investment to increase capacity; and

  (v)
  An increase in franchise fees of $1.5 million, primarily in the Netherlands, reflecting the impact of rate increase negotiations with various municipalities during 2004.

Operating expense for VTR increased 14.5% from 2004 to 2005. Excluding the effects of positive foreign exchange rate fluctuations, such increase was 12.7%, primarily due to an increase in programming costs driven by subscriber growth, an increase in interconnection costs and an increase in the cost of technical services and maintenance.

Selling, General and Administrative Expense

SG&A expense includes human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses. The following table provides an analysis of our SG&A expense by business segment for the three months ended March 31, 2005 and 2004 (in thousands, except percentages). The first two columns present our consolidated SG&A expense for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the change in SG&A expense would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Ireland, Belgium, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Slovenian Tolar for Slovenia, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other and UGC corporate.

SG&A

	Three Months Ended March 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2005	2004	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$34,461	$25,495	$8,966	35.2%		$7,292	28.6%
Austria	13,552	11,778	1,774	15.1%		1,149	9.8%
France (other than Noos)	10,888	9,324	1,564	16.8%		1,058	11.3%
France (Noos)	25,218	–	25,218	–		25,218	–
Norway	5,723	4,691	1,032	22.0%		516	11.0%
Sweden	4,134	3,786	348	9.2%		107	2.8%
Belgium	1,544	1,385	159	11.5%		90	6.5%
Ireland	4,031	–	4,031	–		4,031	–

Total Western Europe	99,551	56,459	43,092	76.3%		39,461	69.9%

Hungary	10,302	6,129	4,173	68.1%		3,121	50.9%
Poland	6,490	4,379	2,111	48.2%		840	19.2%
Czech Republic	4,066	1,762	2,304	130.8%		1,770	100.5%
Slovak Republic	1,020	1,010	10	1.0%		(98)	(9.7%	)
Romania	1,265	1,078	187	17.3%		30	2.8%
Slovenia	625	–	625	–		625	–

Total Central and Eastern Europe	23,768	14,358	9,410	65.5%		6,288	43.8%

Corporate and other	21,265	22,211	(946)	(4.3%	)	(1,920)	(8.6%	)

Total UPC Broadband	144,584	93,028	51,556	55.4%		43,829	47.1%

chellomedia
Priority Telecom	7,374	8,075	(701)	(8.7%	)	(1,040)	(12.9%	)
Media	5,959	7,168	(1,209)	(16.9%	)	(1,492)	(20.8%	)
Investments	536	100	436	436.0%		411	411.0%

Total chellomedia	13,869	15,343	(1,474)	(9.6%	)	(2,121)	(13.8%	)

Intercompany eliminations	(2,858)	(2,640)	(218)	(8.3%	)	(87)	(3.3%	)

Total Europe	155,595	105,731	49,864	47.2%		41,621	39.4%

Latin America:
Broadband
Chile (VTR)	22,578	19,028	3,550	18.7%		3,139	16.5%
Brazil, Peru and other	353	437	(84)	(19.2%	)	(84)	(19.2%	)

Total Latin America	22,931	19,465	3,466	17.8%		3,055	15.7%

Corporate and other	13,188	3,834	9,354	244.0%		9,354	244.0%

Total UGC	$191,714	$129,030	$62,684	48.6%		$54,030	41.9%

SG&A expense increased $62.7 million, or 48.6%, for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to our acquisitions of Noos, Chorus, Telemach and Zone Vision, as well as foreign exchange rate fluctuations against the U.S. dollar. Excluding the effects of foreign exchange rate fluctuations and these acquisitions, SG&A expense increased $19.3 million, or 14.9%, for the three months ended March 31, 2005 compared to the same period in the prior year.

SG&A expense for UPC Broadband increased 55.4% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations and the Noos, Chorus and Slovenia acquisitions, UPC Broadband SG&A expense increased 15.0% from 2004 to 2005, primarily due to:

  (i)
  An increase in sales and marketing expenses of $4.1 million and commissions of $1.0 million, reflecting the cost of campaigns and the greater number of subscriber additions for data, telephone and video;

  (ii)
  An increase in salaries and other staff related costs of $5.7 million, reflecting increased staffing levels in sales and marketing and information technology functions, as well as annual wage increases; and

  (iii)
  An increase in consulting and contractor costs of $3.1 million, reflecting an increased level of support for certain information technology projects, as well as professional advisor fees with respect to compliance with the Sarbanes-Oxley Act of 2002.

SG&A expense for VTR increased 18.7% from 2004 to 2005. Excluding the effects of foreign exchange rate fluctuations, such increase was 16.5%, primarily due to an increase in commissions and marketing costs and higher salaries and benefits.

SG&A expense for UGC corporate increased $9.4 million, or 244.0%, from 2004 to 2005, primarily due to costs incurred related to the future merger with LMI totaling $7.1 million for the three months ended March 31, 2005.

Operating Cash Flow

The following table provides an analysis of our Operating Cash Flow by business segment for the three months ended March 31, 2005 and 2004 (in thousands, except percentages). The first two columns present our Operating Cash Flow by segment for each comparative period. The third and fourth columns present the U.S dollar change and percent change, respectively, from period to period. The fifth and sixth columns present the U.S. dollar change and percent change, respectively, after removing foreign currency translation effects. These columns demonstrate what the Operating Cash Flow change would have been had exchange rates remained the same as the comparative period in the prior year. These amounts are based on the Euro for the Netherlands, Austria, France, Belgium, Ireland, chellomedia, UGC Europe corporate and other, Norwegian Krone for Norway, Swedish Krona for Sweden, Slovenian Tolar for Slovenia, Hungarian Forint for Hungary, Polish Zloty for Poland, Czech Koruna for Czech Republic, Slovak Koruna for Slovak Republic, Romanian Leu for Romania, Chilean Peso for Chile, and U.S. dollars for Brazil, Peru and other and UGC corporate. Please refer to our segment information in the accompanying notes to our unaudited condensed consolidated financial statements for a reconciliation of total segment Operating Cash Flow to consolidated net income (loss).

Operating Cash Flow

	Three Months Ended March 31,
			Increase (Decrease)			Increase (Decrease) Excluding F/X Effects
	2005	2004	$	%		$	%
Europe (UGC Europe):
UPC Broadband
The Netherlands	$113,168	$97,654	$15,514	15.9%		$10,270	10.5%
Austria	39,418	34,831	4,587	13.2%		2,752	7.9%
France (other than Noos)	5,939	3,861	2,078	53.8%		1,803	46.7%
France (Noos)	23,810	–	23,810	–		23,810	–
Norway	12,587	8,742	3,845	44.0%		2,701	30.9%
Sweden	11,749	10,851	898	8.3%		228	2.1%
Belgium	5,287	4,760	527	11.1%		281	5.9%
Ireland	6,778	–	6,778	–		6,778	–

Total Western Europe	218,736	160,699	58,037	36.1%		48,623	30.3%

Hungary	30,175	22,238	7,937	35.7%		4,826	21.7%
Poland	13,601	8,423	5,178	61.5%		2,510	29.8%
Czech Republic	12,223	9,825	2,398	24.4%		815	8.3%
Slovak Republic	5,313	3,884	1,429	36.8%		889	22.9%
Romania	4,549	2,879	1,670	58.0%		1,106	38.4%
Slovenia	1,761	–	1,761	–		1,761	–

Total Central and Eastern Europe	67,622	47,249	20,373	43.1%		11,907	25.2%

Corporate and other	(29,479)	(23,320)	(6,159)	(26.4%	)	(4,804)	(20.6%	)

Total UPC Broadband	256,879	184,628	72,251	39.1%		55,726	30.2%

chellomedia
Priority Telecom	4,808	4,446	362	8.1%		138	3.1%
Media	(152)	(6,195)	6,043	(97.5%	)	6,053	(97.7%	)
Investments	(301)	119	(420)	(352.9%	)	(406)	(341.2%	)

Total chellomedia	4,355	(1,630)	5,985	(367.2%	)	5,785	(354.9%	)

Total Europe	261,234	182,998	78,236	42.8%		61,511	33.6%

Latin America:
Broadband
Chile (VTR)	30,675	25,030	5,645	22.6%		5,182	20.7%
Brazil, Peru and other	306	90	216	240.0%		216	240.0%

Total Latin America	30,981	25,120	5,861	23.3%		5,398	21.5%

Corporate and other	(12,883)	(3,834)	(9,049)	(236.0%	)	(9,049)	(236.0%	)

Total UGC	$279,332	$204,284	$75,048	36.7%		$57,860	28.3%

Operating Cash Flow increased $75.0 million, or 36.7%, for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to our acquisitions of Noos, Chorus, Telemach and Zone Vision, as well as foreign exchange rate fluctuations against the U.S. dollar. Excluding the effects of exchange rate fluctuations and these acquisitions, Operating Cash Flow increased $22.9 million, or 11.2%, for the three months ended March 31, 2005 compared to the same period in the prior year. Please refer to our discussion of revenue, operating expense and selling, general and administrative expense for further analysis.

Depreciation and Amortization

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Depreciation	$(208,791)	$(201,786)
Amortization	(18,108)	(15,908)

Total	$(226,899)	$(217,694)

Depreciation and amortization expense increased $9.2 million for the three months ended March 31, 2005 compared to the same period in the prior year. Excluding the effect of foreign currency exchange rate fluctuations and our acquisitions of Noos, Chorus, Slovenia and Zone Vision, depreciation and amortization expense decreased $40.5 million for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to (i) the impact of certain information technology and other assets becoming fully depreciated during the last nine months of 2004 and (ii) the impact during the 2004 period of the acceleration of depreciation of certain customer premise equipment that was targeted for replacement.

Stock-Based Compensation

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Stock appreciation rights	$(9,035)	$(11,443)
Stock options	2,538	(50,409)
VTR incentive plan, taxes and other	(2,241)	–

Total stock-based compensation	$(8,738)	$(61,852)

As a result of the modification of certain terms of our stock options in connection with our February 2004 rights offering, we began accounting for our stock options that were granted prior to February 2004 as variable-plan options, which resulted in a $50.4 million charge for the three months ended March 31, 2004. Subsequent to February 2004, stock-based compensation with respect to these options is adjusted based on the fair value of our Class A Common Stock at the end of each reporting period. Stock options granted subsequent to February 2004 are accounted for as fixed-plan options.

Interest Expense

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash Pay:
UPC Broadband Bank Facility	$(53,458)	$(62,864)
UGC Convertible Notes	(2,872)	–
VTR Bank Facility	(1,110)	(2,075)
Old UGC Senior Notes	(772)	(86)
Other	(3,088)	(3,522)

	(61,300)	(68,547)

Non Cash:
Accretion of UGC Convertible Notes	(7,059)	–
Amortization of deferred financing costs	(3,752)	(3,186)
Other	(68)	–

	(10,879)	(3,186)

Total	$(72,179)	$(71,733)

Interest expense increased for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to the issuance of the UGC Convertible Notes in April 2004, offset by lower interest cost on the UPC Broadband Bank Facility as a result of several recent refinancing transactions.

Gains (Losses) on Derivative Instruments

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Interest rate caps	$(10,208)	$(7,500)
Cross-currency and interest rate swaps	30,388	3,475
Embedded derivatives	55,159	–

Total	$75,339	$(4,025)

On April 6, 2004, we issued the UGC Convertible Notes. This financial instrument contains an equity component that is indexed to both our Class A common stock (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar). As a result, this embedded equity derivative is accounted for separately at fair value. We recorded $55.0 million of gains associated with this embedded derivative for the three months ended March 31, 2005, as the fair value of this derivative decreased from December 31, 2004 to March 31, 2005.

The gain on cross currency and interest rate swaps increased $26.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to: (i) larger notional amounts under contract during 2005 with more favorable terms compared to 2004; and (ii) the strengthening of the U.S. dollar against the euro of approx. 4.3% in 2005, compared to a weakening U.S. dollar against the euro of approx. 4.1% in 2004.

(Losses) Gains on Extinguishment of Debt

In connection with the UPC Broadband Bank Facility refinancing in March 2005, we recorded a loss of $12.0 million related to the write-off of deferred financing costs.

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

Gains on Sale of Investments

In January 2005, we sold our indirect 28.7% interest in EWT for €30.0 million in cash. We received €27.0 ($35.4) million of the sale price in January 2005, and expect to receive the remainder in the next few months. We recorded a gain of $28.2 million on this transaction.

Income Tax (Expense) Benefit

We recognized an income tax expense of $21.9 million for the three months ended March 31, 2005, compared to an income tax benefit of $1.3 million for the three months ended March 31, 2005. The 2005 tax expense differs from the expected tax benefit based on the U.S. Federal 35% income tax rate due primarily to: (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments and the UGC Convertible Notes; (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes; and (iii) a net increase in our allowance associated with reserves established against currently arising tax loss carryforwards that were only partially offset by the release of valuation allowances in other jurisdictions.

Liquidity and Capital Resources

As of March 31, 2005, we had $1.084 billion in unrestricted consolidated cash and cash equivalents and short-term liquid investments. In addition to our cash on hand, we had potential capacity under the UPC Broadband Bank Facility of €1.0 ($1.308) billion (subject to covenant compliance) and marketable equity securities (SBS and Austar United) with a total market value of $561.2 million as of March 31, 2005. In April 2004, we completed the offering and sale of €500.0 million ($604.6 million) 1 3/4% Convertible Senior Notes due April 15, 2024. In June 2004, December 2004 and March 2005, we successfully refinanced our UPC Broadband Bank Facility, lowering interest margins and extending maturities on each occasion. We used cash from these financing activities and from our cash flow from operations to acquire Zone Vision ($50.0 million) and Telemach ($91.4 million) and fund capital expenditures of $167.3 million during the three months ended March 31, 2005. We believe that we will be able to meet our current and long-term liquidity, acquisition and capital needs through our existing cash, operating cash flow and available borrowings under our existing credit facilities. To the extent we plan to grow our business through additional acquisitions, we may need additional sources of cash, most likely to come from the capital markets in the form of debt, equity or a combination of both.

Cash provided by operations increased $16.3 million, or 14.1%, for the three months ended March 31, 2005 compared to the same period in the prior year. Excluding the effects of positive exchange rate fluctuations, the Noos, Chorus, Slovenia and Zone Vision acquisitions, and the settlement of a Dutch programming contract (MovieCo) totaling $49.1 million in February 2005, cash flows from operating activities increased $11.0 million, or 9.5%, for the three months ended March 31, 2005 compared to the same period in the prior year, primarily due to cash flow margin improvement from increasing operational leverage and lower cash interest expense as a result of recent refinancing transactions related to the UPC Broadband Bank Facility. Capital expenditures increased from $80.2 million for the three months ended March 31, 2004 to $167.3 million for the three months ended March 31, 2005, primarily due to customer premise equipment related to subscriber acquisitions, as we added 101.0% more RGUs during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In 2005, we will continue to focus on increasing penetration of services in our existing upgraded footprint and the efficient deployment of capital aimed at services that result in positive net cash flows. We expect our capital expenditures to continue to be significantly higher in 2005 than 2004, primarily due to: (i) costs for customer premise equipment as we expect to add more RGUs in 2005 than 2004; (ii) increased spend for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as our plan to invest more aggressively in digital television in certain locations and our VoIP rollout in our major markets in Europe and Chile; and (iv) other factors such as improvements to our master telecom center in Europe, information technology upgrades and expenditures for our general support systems.

Off Balance Sheet Arrangements and Commitments

On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, our indirect wholly owned subsidiaries (collectively, "chellomedia Belgium"), acquired LMI's wholly owned subsidiary Belgian Cable Holdings ("BCH") for $121.1 million in cash. BCH's only assets were debt securities of Callahan Partners Europe, which we refer to as CPE, and one of two entities majority owned by CPE, which we refer to as the InvestCos, and related contract rights. The purchase price was equal to LMI's carrying value for the debt securities, which included an unrealized gain of $10.5 million. On December 17, 2004 we entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137.95 million and the InvestCo debt security. Belgian Cable Investors then distributed $115.6 million of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet, and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors' indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 19% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.4% of the stock of Telenet, including the stock held by the InvestCos. Pursuant to the agreement with CPE governing Belgian Cable

Investors, CPE has the right to require BCH to purchase all of CPE's interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009.

Zone Vision's Class B1 shareholders have the right to put 60% of their Class B1 Shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is capped at an amount equal to ten times EBITDA of Zone Vision, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.

In exchange for its interest in Metrópolis, Cristalerías received a 20% interest in VTR and an option to require us to purchase Cristalerías' equity interest in VTR at the then fair value, subject to a $140.0 million floor price, and its debt interest in VTR at par plus unpaid interest. This put option, which is payable in cash or stock of UGC, LMI, LMC or, if we complete our proposed merger, Liberty Global, or a combination of cash and stock, at our option, may be exercised at any time between April 13, 2006 and April 13, 2015.

In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying unaudited condensed consolidated financial statements.

We have summarized in the table below our debt obligations as of March 31, 2005, by the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Expected payment for the year ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Variable rate
UPC Broadband Bank Facility(1)	$–	$–	$–	$–	$3,541	$3,982,055	$3,985,596
Fixed rate UGC Convertible Notes(2)	–	–	–	–	–	654,022	654,022
Variable rate VTR Bank Facility(3)	–	13,985	18,647	18,647	19,579	22,378	93,236
Telenet Securities(2)	–	–	–	–	–	72,269	72,269
Fixed rate note payable to LMI(2)	103,990	–	–	–	–	–	103,990
Capital leases(2)	2,712	2,955	3,044	3,329	3,657	30,266	45,963
Other(4)	4,426	3,527	848	782	687	2,053	12,323

Total debt	$111,128	$20,467	$22,539	$22,758	$27,464	$4,763,043	$4,967,399

(1)
Denominated in Euros and U.S. dollars. Please see the notes to our unaudited condensed consolidated financial statements included elsewhere herein.
(2)
Denominated in Euros.
(3)
Denominated in Chilean Pesos.
(4)
Primarily denominated in Euros.

We have summarized in the table below our contractual commitments as of March 31, 2005, by the currency in which the contract is denominated and by the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Expected payment for the year ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Operating leases:
U.S. dollar	$463	$554	$479	$118	$–	$–	$1,614
Euro	72,977	74,918	68,649	47,427	39,078	105,358	408,407
Other	2,783	3,911	3,625	3,625	3,620	3,571	21,135
Programming and purchase commitments:
Euro	105,298	20,370	11,292	7,962	4,403	18,090	167,415
Other	8,559	9,193	–	–	–	–	17,752
Other commitments:
Euro	52,916	6,429	6,084	4,001	4,020	14,005	87,455

Total commitments	$242,996	$115,375	$90,129	$63,133	$51,121	$141,024	$703,778

Based on interest rates as of March 31, 2005, our cash interest payments would be approximately $184.6 million, $240.9 million, $240.6 million, $239.4 million, $238.0 million and $598.0 million for the nine months ended December 31, 2005, the years ended December 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

In addition to the commitments set forth in the table above, we have agreements with programming vendors, municipalities and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included above because they are not fixed or determinable due to various factors.

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

We invest our cash in liquid instruments, which meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to $827.7 million of cash we have invested in currencies other than the U.S. dollar. Of this amount, $800.2 million is denominated in euros, the majority of which is expected to be used for euro-denominated commitments and acquisitions. We are exposed to equity price fluctuations related to our investments. Investments in publicly traded securities at March 31, 2005 included the following:

	Number of Shares	Fair Value March 31, 2005
		(In thousands)
Austar United	446,040,358	$293,221

SBS	6,000,000	$267,960

PrimaCom	4,948,039	$13,855

Zhone Technologies, Inc	1,899,404	$4,844

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

	Spot Rate
	March 31,		December 31,	Three Month Average Rate March 31,
	2005	2004	2004	2005	2004
Euro	0.7645	0.8259	0.7333	0.7619	0.7989
Norwegian Krone	6.2459	6.8540	6.0418	6.2802	6.9081
Swedish Krona	6.9627	7.5415	6.6153	6.9105	7.3335
Slovenian Tolar	183.25	196.44	176.74	182.65	n/a
Hungarian Forint	189.47	202.27	180.59	186.58	208.08
Polish Zloty	3.1564	3.8595	2.9896	3.0631	3.8110
Czech Koruna	23.027	26.688	22.325	22.873	26.278
Slovak Koruna	29.980	32.595	28.409	29.132	32.441
Romanian Leu	27,926	33,212	29,018	28,285	32,350
Chilean Peso	587.41	616.41	559.19	577.81	587.35

Embedded Equity Derivatives

We are exposed to fluctuations in the fair value of derivatives embedded in our financial instruments. The UGC Convertible Notes contain an equity component that is indexed to both our Class A common stock (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar). Changes in the fair value of this derivative are recorded in our consolidated statement of operations.

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

For the three months ended March 31, 2005, the weighted-average interest rate on our variable rate bank facilities was approximately 5.5%. If market interest rates (EURIBOR and LIBOR) had been higher by 50 basis points during this period, our consolidated interest expense would have been approximately $77.1 million for the three months ended March 31, 2005.

Credit Risk

We are also exposed to the risk that our counterparties will default on their obligations to us under the above described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weakness in our internal control over financial reporting identified in April 2005, as discussed below and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, our Chief Executive Officer and Chief Financial Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. The Report of Management on Internal Control over Financial Reporting is included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004. We identified, based on our assessment, a material weakness related to our review of all financial instruments for potentially significant technical and complex accounting issues. We are in the process of implementing additional review procedures for complex financial instruments.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding developments in certain legal proceedings, see the notes to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2005, we transferred 1,629,284 previously issued treasury shares of our Class A common stock in a private transaction as consideration for our acquisition of Zone Vision from its current shareholders. On January 7, 2005, the closing price of our Class A common stock as reported on the Nasdaq National Market was $9.19 per share, making the value of the transaction approximately $15.0 million. This sale of our securities was made in reliance on the exemption from registration under the Securities Act of 1933 pursuant to section 4(2) thereof as a transaction not involving a public offering. These shares of Class A common stock have not yet been registered.

ITEM 6. EXHIBITS

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

UNITEDGLOBALCOM, INC.
May 10, 2005	/s/ FREDERICK G. WESTERMAN III Frederick G. Westerman III Co-Chief Financial Officer