Form 10-Q
period 2005-06-30
UNITEDGLOBALCOM INC
filed 2005-08-11
CIK 1134061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number 000-496-58
UnitedGlobalCom, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1602895 (I.R.S. Employer Identification No.)

4643 S. Ulster Street, Suite 1300 Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)
Registrant’s telephone number, including area code:
(303) 220-6600
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑ *
     The number of outstanding shares of UnitedGlobalCom, Inc.’s common stock as of July 25, 2005 was:
Class A common stock 412,191,820 shares;
Class B common stock 11,165,777 shares; and
Class C common stock 379,603,223.
*	The Registrant is no longer filing on an accelerated basis as a result of the merger pursuant to which it became a wholly-owned subsidiary of Liberty Global, Inc.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
		(As restated-
ASSETS	(Note 1)	Note 4)
Current assets:
Cash and cash equivalents	$454,936	$1,028,993
Trade receivables, net	168,658	184,222
Other receivables, net	67,461	134,110
Other current assets	195,200	191,130

Total current assets	886,255	1,538,455

Investments in affiliates, accounted for using the equity method	476,421	403,134

Other investments	294,351	262,091

Property and equipment, net	4,545,822	4,193,095

Goodwill	4,226,913	2,170,705

Intangible assets not subject to amortization	68,435	67,224

Intangible assets subject to amortization, net	649,216	377,948

Deferred tax assets	20,299	64,643

Other assets, net	230,416	131,757

Total assets	$11,398,128	$9,209,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
(unaudited)

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
		(As restated-
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Note 1)	Note 4)

Current liabilities:
Accounts payable	$304,266	$345,535
Accrued liabilities and other	420,883	462,927
Subscriber advance payments and deposits	316,861	332,765
Accrued interest	58,092	88,608
Notes payable, related party	96,154	108,414
Current portion of debt and capital lease obligations	39,944	34,325
Other current liabilities	45,965	49,675

Total current liabilities	1,282,165	1,422,249

Long-term debt and capital lease obligations	4,661,638	4,818,583
Notes payable, related party	120,372	—
Deferred tax liabilities	158,039	33,743
Other long-term liabilities	402,107	341,360

Total liabilities	6,624,321	6,615,935

Commitments and contingencies (note 10)

Minority interests in subsidiaries	203,421	96,378

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	—	—
Class A common stock, $.01 par value. Authorized 1,000,000,000 shares; issued and outstanding 412,191,820 and 413,206,357 shares at June 30, 2005 and December 31, 2004, respectively	4,122	4,132
Class B common stock, $.01 par value. Authorized 1,000,000,000 shares; issued and outstanding 11,165,777 shares	112	112
Class C common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 379,603,223 shares	3,796	3,796
Additional paid-in capital	4,718,116	2,726,767
Accumulated deficit	(96,453)	(364,669)
Accumulated other comprehensive earnings (loss), net of taxes	8,868	204,296
Deferred compensation	(11,283)	(1,851)
Investment in parent stock	(56,892)	—
Treasury stock, at cost	—	(75,844)

Total stockholders’ equity	4,570,386	2,496,739

Total liabilities and stockholders’ equity	$11,398,128	$9,209,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands, except per share amounts

		(As restated-		(As restated-
		Note 4)		Note 4)
Revenue	$829,625	$551,671	$1,627,911	$1,099,013

Operating costs and expenses:
Operating (other than depreciation)	(351,198)	(216,910)	(678,438)	(430,938)
Selling, general and administrative (SG&A)	(202,244)	(138,462)	(393,958)	(267,492)
Stock-based compensation (charges) credits — primarily SG&A	(22,826)	10,136	(31,564)	(51,716)
Depreciation and amortization	(242,930)	(217,577)	(469,829)	(435,271)
Impairment of long-lived assets	(167)	(16,623)	(167)	(16,623)
Restructuring and other (charges) credits	6,734	(4,573)	2,465	(8,908)

	(812,631)	(584,009)	(1,571,491)	(1,210,948)

Operating income (loss)	16,994	(32,338)	56,420	(111,935)

Other income (expense):
Interest expense	(74,555)	(79,819)	(146,734)	(151,552)
Interest and dividend income	5,410	8,195	12,481	11,523
Share of earnings (losses) of affiliates, net	(1,029)	1,539	(10,191)	(3,955)
Realized and unrealized gains on derivative instruments, net	66,838	66,711	142,177	62,686
Foreign currency transaction losses, net	(109,579)	(5,207)	(157,711)	(27,059)
Gain (loss) on extinguishment of debt	(651)	3,871	(12,631)	35,787
Gains (losses) on disposition of assets, net.	—	(463)	28,300	(417)
Other income (expense), net	(273)	1,390	(932)	(5,908)

	(113,839)	(3,783)	(145,241)	(78,895)

Earnings (loss) before income taxes and minority interests	(96,845)	(36,121)	(88,821)	(190,830)
Income tax benefit (expense)	(6,731)	(5,827)	(28,634)	(4,534)
Minority interests in losses (earnings) of subsidiaries, net	1,259	30	5,497	500

Net earnings (loss)	$(102,317)	$(41,918)	$(111,958)	$(194,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	amounts in thousands, except per share amounts

		(As restated-		(As restated-
		Note 4)		Note 4)
Net earnings (loss)	$(102,317)	$(41,918)	$(111,958)	$(194,864)

Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	(136,862)	(13,034)	(230,185)	(62,391)
Unrealized gains (losses) on available-for-sale securities	10,854	(29,997)	27,326	(10,559)

Other comprehensive loss	(126,008)	(43,031)	(202,859)	(72,950)

Comprehensive loss	$(228,325)	$(84,949)	$(314,817)	$(267,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Six months ended June 30, 2005
						Accumulated
						other
				Additional		comprehensive		Investment	Treasury	Total
	Common stock			paid-in	Accumulated	earnings (loss),	Deferred	in	stock,	stockholders’
	Class A	Class B	Class C	capital	Deficit	net of taxes	compensation	parent stock	at cost	equity
	amounts in thousands
Balance at December 31, 2004
(As restated — Note 4)	$4,132	$112	$3,796	$2,726,767	$(364,669)	$204,296	$(1,851)	$—	$(75,844)	$2,496,739
Net loss	—	—	—	—	(111,958)	—	—	—	—	(111,958)
Other comprehensive loss, net of taxes	—	—	—	—	—	(202,859)	—	—	—	(202,859)
Issuance of Class A common stock for acquisition of programming business	—	—	—	482	—	—	(8,983)	—	8,501	—
Acquisition of treasury shares	—	—	—	—	—	—	—	—	(1,833)	(1,833)
Issuance of subsidiary stock for acquisition of distribution business	—	—	—	(115,152)	—	—	—	—	—	(115,152)
Deferred compensation	—	—	—	—	—	—	1,083	—	—	1,083
Stock issued in connection with equity incentive and 401(K) plans	18	—	—	8,371	—	—	—	—	—	8,389
Stock-based compensation, net of taxes	—	—	—	7,161	—	—	—	—	—	7,161
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	(206)	—	—	(1,532)	—	—	(1,738)

Balance at June 30, 2005
(Pre-LGI combination)	$4,150	$112	$3,796	$2,627,423	$(476,627)	$1,437	$(11,283)	$—	$(69,176)	$2,079,832

Balance at June 30, 2005
(Post-LGI combination)
(Note 1)	$4,122	$112	$3,796	$4,718,116	$(96,453)	$8,868	$(11,283)	$(56,892)	$—	$4,570,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2005	2004
	amounts in thousands
Cash flows from operating activities:
Net loss	$(111,958)	$(194,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	10,194	51,716
Depreciation and amortization	469,829	435,271
Impairment of long-lived assets	167	16,623
Restructuring charges (credits)	(2,465)	8,908
Amortization of deferred financing costs and noncash interest	21,349	16,014
Share of losses (earnings) of affiliates, net	10,191	3,955
Realized and unrealized gains on derivative instruments, net	(142,177)	(62,686)
Foreign currency transaction losses, net	157,711	27,059
Loss (gain) on extinguishment of debt	12,631	(35,787)
Gains on disposition of assets, net	(28,300)	—
Deferred income tax expense (benefit)	6,245	(4,602)
Minority interests in earnings (losses) of subsidiaries	(5,497)	(500)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and other	(49,386)	(48,367)
Payables and accruals	(28,281)	85,543

Net cash provided by operating activities	320,253	298,283

Cash flows from investing activities:
Capital expended for property and equipment	(378,959)	(175,861)
Proceeds received upon disposition of assets	39,067	737
Cash received (paid) for acquisitions, net of cash acquired	(701,913)	—
Return of cash previously paid into escrow in connection with 2004 acquisition	56,883	—
Net cash received (paid) to purchase or settle derivative instruments	1,031	(21,442)
Purchases of short-term liquid investments, net	(35,520)	(213,154)
Proceeds from sale of short-term liquid investments	55,163	7,984
Change in restricted cash	24,652	3,869
Investments in and loans to affiliates and others	(1,964)	—
Dividends received from affiliates	11,004	4,801
Other investing activities, net	4,798	(125)

Net cash used by investing activities	(925,758)	(393,191)

Cash flows from financing activities:
Issuance of common stock	8,044	1,076,279
Borrowings of debt	3,388,353	623,709
Repayments of debt and capital lease obligations	(3,246,077)	(487,340)
Deferred financing costs	(47,455)	(49,792)
Other financing activities, net	(1,845)	—

Net cash provided by financing activities	101,020	1,162,856

Effect of exchange rates on cash	(69,572)	(9,632)

Net increase (decrease) in cash and cash equivalents	(574,057)	1,058,316
Cash and cash equivalents:
Beginning of period	1,028,993	310,361

End of period	$454,936	$1,368,677

Supplemental Cash Flow Disclosures
Cash paid for interest	$140,464	$132,944

Net cash paid for taxes	$5,609	$3,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(1) Basis of Presentation
     UnitedGlobalCom, Inc. (UGC) is an international broadband communications provider of video, voice and Internet access services, with consolidated operations in 16 countries outside of the continental United States, primarily in Europe and Chile. Through our indirect wholly owned subsidiary United Pan-Europe Communications, N.V. (UPC) and its broadband communications division (UPC Broadband), we provide video, voice and Internet access services in 13 European countries. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have: (i) consolidated broadband communications operations in Brazil and Peru; (ii) minority interests in broadband communications companies in Europe and Australia; (iii) consolidated interests in certain programming businesses in Europe, primarily held through chellomedia BV (chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe; and (iv) minority interests in certain programming businesses in Europe and the Americas.
     On January 5, 2004, Liberty Media Corporation (LMC) acquired 8,198,016 shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash (Founders Transaction). Upon completion of this transaction, the restriction on LMC’s right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and control us. On May 21, 2004, LMC contributed substantially all of its shares of our common stock and related contract rights to Liberty Media International (LMI), which at the time was a wholly-owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC’s stockholders in a spin-off. As a result, LMI became an independent publicly-traded company that owned approximately 53.4% of our common stock prior to the merger transaction described below.
     Liberty Global, Inc. (LGI) was formed on January 13, 2005, for the purpose of effecting the combination of LMI and UGC. On June 15, 2005, certain mergers were consummated whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI (the LGI Combination). In the LGI Combination, (i) each outstanding share of LMI Series A common stock and LMI Series B common stock was exchanged for one share of the corresponding series of LGI common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock, (other than those shares owned by LMI and its wholly owned subsidiaries) were converted into the right to receive for each share of common stock owned either 0.2155 of a share of LGI Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections were subject to proration so that the aggregate cash consideration paid to UGC’s stockholders would not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. All then outstanding options to purchase UGC common stock, restricted stock and stock appreciation rights (SARs) under UGC’s various incentive plans were converted at a ratio of 0.2155 of a share of LGI Series A common stock for each share of UGC common stock, with a corresponding conversion adjustment to the exercise or base price. Unless the context otherwise indicates, we present pre-LGI Combination references to shares of UGC common stock in terms of the number of shares of LGI common stock issued in exchange for such UGC shares in the LGI Combination.
     LGI accounted for the LGI Combination as a step acquisition of the remaining minority interest in UGC. LGI’s historical investment basis in UGC was pushed down previously in January 2004 in connection with the Founders Transaction. After eliminating the minority interest in UGC from its condensed consolidated balance sheet, LGI pushed down its remaining investment basis of $2.491 billion to UGC. This basis was allocated to the identifiable assets and

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
liabilities of UGC based on preliminary assessments of their respective fair values (as adjusted to give effect to the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill. The purchase accounting for this step acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of UGC. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods.
     As a result of the push down of LGI’s remaining investment basis in UGC to the financial statements of UGC, a new basis of accounting was created effective June 15, 2005. As the impact of the push down was not material to the results of operations for the period from June 15, 2005 to June 30, 2005, for financial reporting purposes we have reflected this new basis of accounting effective June 30, 2005. For periods prior to June 30, 2005, the assets and liabilities of UGC and the related consolidated financial statements are sometimes referred to herein as UGC Pre-LGI Combination, and for periods as of and subsequent to June 30, 2005 the assets and liabilities of UnitedGlobalCom, Inc. and the related consolidated financial statements are sometimes referred to herein as UGC Post-LGI Combination. The Company, UGC, we, us, our or similar terms refer to both UGC Post-LGI Combination and UGC Pre-LGI Combination. The effects of the LGI Combination have been included in our condensed consolidated financial statements beginning with the June 15, 2005 acquisition date.
     The following table presents the unaudited condensed consolidated balance sheet of UGC Pre-LGI Combination as of June 30, 2005 (prior to the push down of LGI’s basis), and the opening unaudited condensed consolidated balance sheet of UGC Post-LGI Combination as of June 30, 2005 (subsequent to the push down of LGI’s basis) (in thousands):

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	June 30,
	2005	2005
Current assets	$886,255	$886,398
Property and equipment, net	4,545,822	4,035,508
Goodwill	4,226,913	2,541,262
Other Intangible assets, net	717,651	417,593
Other assets, net	1,021,487	908,521

Total assets	$11,398,128	$8,789,282

Current liabilities	$1,282,165	$1,282,165
Long-term debt and capital lease obligations	4,661,638	4,649,941
Other long-term liabilities	680,518	573,923

Total liabilities	6,624,321	6,506,029

Minority interests in subsidiaries	203,421	203,421

Stockholders’ equity	4,570,386	2,079,832

Total liabilities and stockholders’ equity	$11,398,128	$8,789,282

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K/A. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial and derivative instruments, fair values of long-lived assets and any related impairments, capitalization of construction and installation costs, useful lives of property and equipment, and restructuring accruals. Actual results could differ from those estimates.
     We do not control the decision making process or business management practices of our equity affiliates or the entities that we consolidate solely pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable interest Entities (FIN 46(R)). Accordingly, we rely on management of these entities and their independent auditors to provide us with accurate financial information prepared in accordance with GAAP that we use in the application of the equity method. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our condensed consolidated financial statements. For information concerning these entities, see notes 4 and 5.
     Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2005.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(2) Stock-Based Compensation
Intrinsic Value Method
     We account for our stock-based compensation awards to our employees using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our variable-plan options and stock appreciation rights (SARs) using the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.
     As a result of the modification of certain terms of our stock options in connection with our February 2004 rights offering, we began accounting for stock options granted prior to February 2004 as variable-plan options. Stock options granted subsequent to February 2004 were accounted for as fixed-plan options through the date of the LGI Combination.
     As further described in note 4, we are recording stock-based compensation expense in connection with restricted shares of LGI Series A common stock issued to, and certain Zone Vision Networks Ltd. (Zone Vision) common stock held by, certain selling shareholders of Zone Vision. The restricted shares of LGI Series A common stock were issued in exchange for UGC Class A common stock in connection with the LGI Combination. The issuance of these and other restricted shares of LGI Series A common stock in exchange for restricted shares of UGC Class A common stock in connection with the LGI Combination resulted in the establishment of a new measurement date as of June 15, 2005.
     The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for restricted stock and SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock and SARs:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
		(As restated-		(As restated-
		Note 4)		Note 4)
Net earnings (loss)	$(102,317)	$(41,918)	$(111,958)	$(194,864)
Add stock-based compensation expense as determined under the intrinsic value method, net of taxes	5,993	(8,020)	4,425	23,133
Deduct stock-based compensation expense as determined under the fair value method, net of taxes	(541)	—	(903)	(25,246)

Pro forma net earnings (loss)	$(96,865)	$(49,938)	$(108,436)	$(196,977)

(3) Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Statement No. 123(R) requires all

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. In addition, Statement No. 123(R) will cause unrecognized expense (based on the amounts in our pro forma note disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
     We are required to adopt Statement No. 123(R) beginning January 1, 2006. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of Statement No. 123(R) and we expect that the adoption of Statement No. 123(R) will have a material impact on our results of operations. We have not yet determined the method of adoption for Statement No. 123(R).
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (Statement No. 154). This Statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes (APB No. 20), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.
     Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(4) Acquisitions and Dispositions
  NTL Ireland
     On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley, owns NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland), which MS Irish Cable acquired from the NTL Group on May 9, 2005. NTL Ireland, Ireland’s largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. Certain obligations of UPC Ireland are guaranteed by our subsidiary and UPC Ireland’s immediate parent, UPC.
     MS Irish Cable acquired NTL Ireland on May 9, 2005. On that date, pursuant to a loan agreement (the Loan Agreement), UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland, to pay certain taxes related to the acquisition and to provide for MS Irish Cable’s working capital needs. Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty.
     UPC Ireland’s acquisition of MS Irish Cable from MS Irish Cable’s parent company, Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), is subject to receipt of applicable Irish regulatory approval. Upon closing, UPC Ireland will pay MSDW Equity, as consideration for all of the outstanding share capital of MS Irish Cable and any MS Irish Cable indebtedness owed to MSDW Equity and its affiliates, an amount (the Purchase Price) equal to MSDW Equity’s net investment in MS Irish Cable plus interest on the amount of the net investment at a rate per annum equal to EURIBOR (Euro Interbank Offered Rate) + 1.2%, compounded daily, for the period of its investment through the date of the disposition, together with any value added tax thereon plus an amount equal to certain costs and expenses incurred by MSDW Equity in connection with the transaction.
     If regulatory approval for UPC Ireland’s acquisition of MS Irish Cable (including its subsidiary NTL Ireland) is not received by February 3, 2006 or, if prior to that date, the appropriate authority has expressly and conclusively refused to grant the necessary approval, MSDW Equity may sell its direct or indirect interest in NTL Ireland to any third party for such consideration and on such terms and conditions as MSDW Equity determines in its sole discretion. UPC Ireland has agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. In connection with such a sale of the NTL Ireland interest to a third party, UPC Ireland has granted MSDW Equity an option to require UPC Ireland to sell to MSDW Equity or its nominee (the Call Option) all of UPC Ireland’s interest in the indebtedness owed by MS Irish Cable under the Loan Agreement at a price equal to the total consideration (including the amount of debt directly or indirectly assumed) that MSDW Equity and its affiliates will receive for sale or liquidation of the direct or indirect NTL Ireland interest, less the Purchase Price and the amount of certain expenses and costs, without duplication, incurred by MSDW Equity and its affiliates in connection with the sale, ownership and earlier acquisition of NTL Ireland and a customary advisory fee to be agreed upon. UPC Ireland’s obligations under the Call Option are secured by a security assignment of UPC Ireland’s right to the receivable under the Loan Agreement and a Dutch pledge over such receivable.
     In connection with the transaction, UPC Ireland paid MSDW Equity an arrangement fee of €4.0 million ($5,137,000 at May 9, 2005) and agreed to pay €150,000 ($193,000 at May 9, 2005) for each month that MS Irish Cable holds its interest in NTL Ireland as well as to reimburse it for its reasonable costs and expenses associated with the transaction. UPC Ireland has agreed to indemnify MSDW Equity and its affiliates with respect to any losses, liabilities and taxes incurred in connection with the transaction.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The make whole arrangement with MSDW Equity is considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of FIN 46(R). As we are responsible for all losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we are the primary beneficiary (as defined by FIN 46(R)) and are therefore required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. As MSDW Equity has no equity at risk in MS Irish Cable, the full amount of MS Irish Cable’s net earnings (loss) will be allocated to UPC Ireland. For financial reporting purposes, we began consolidating the results of operations of MS Irish Cable on May 1, 2005.
     MS Irish Cable’s acquisition of NTL Ireland has been accounted for using the purchase method of accounting. The total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), including direct acquisition costs of €14,029,000 ($18,018,000 at May 9, 2005), has been allocated to the acquired identifiable tangible and intangible assets and liabilities of NTL Ireland based on their respective fair values, with excess purchase consideration over the fair value of such net identifiable assets allocated to goodwill. The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of NTL Ireland. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods.
  VTR Acquisition of Metrópolis
     On April 13, 2005, VTR completed its previously announced merger with Metrópolis Intercom S.A. (Metrópolis), a Chilean broadband distribution company in Chile. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC). As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR purchased certain indebtedness owed by Metrópolis to CristalChile Inversiones S.A. (CCI) in the amount of ChP6,067,204,167 ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. As consideration for LMI’s interest in Metrópolis, (i) VTR issued indebtedness, which the parties valued at approximately $100 million based on a 5% per annum interest rate, that is due and payable on April 13, 2009, and (ii) VTR purchased certain indebtedness owed by Metrópolis to LMI in the amount of ChP6,067,204,167 ($10,533,000). VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.
     We accounted for the acquisition of LMI’s interest in Metrópolis as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, LMI contributed its historical investment basis in Metrópolis to VTR, and VTR recorded its proportionate share of the results of operations and equity transactions of Metrópolis based on the historical results of LMI, as if this transaction had been consummated by VTR as of January 5, 2004, the date of the original acquisition of a controlling interest in us by LMI.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     We restated our previously issued unaudited condensed consolidated financial statements to reflect this reorganization as follows (in thousands):

	Three Months Ended
	March 31,	June 30,	March 31,
Statements of Operations	2004	2004	2005
Net income (loss):
As previously reported	$(149,665)	$(39,974)	$(2,859)
Adjustment for Metropolis share in results	(3,281)	(1,944)	(6,782)

As restated	$(152,946)	$(41,918)	$(9,641)

December 31,
Balance Sheet	2004
Investments in affiliates, accounted for using the equity method:
As previously reported	$345,790
Adjustment	57,344

As restated	$403,134

Deferred tax assets:
As previously reported	$47,232
Adjustment	17,411

As restated	$64,643

Additional paid-in capital:
As previously reported	$2,624,159
Adjustment	102,608

As restated	$2,726,767

Accumulated deficit:
As previously reported	$(356,314)
Adjustment	(8,355)

As restated	$(364,669)

Accumulated other comprehensive earnings (loss), net of taxes:
As previously reported	$223,794
Adjustment	(19,498)

As restated	$204,296

     We accounted for the acquisition of CCC’s interest in Metrópolis as (i) a step acquisition of an additional 30% interest in Metrópolis, and (ii) the sale of a 20% interest in VTR. In the absence of quoted market prices for VTR common stock, for accounting purposes we estimated the fair value of the 20% interest in VTR that was exchanged for CCC’s interest in Metrópolis to be $180 million, based on a discounted cash flow analysis and other available market data. Including the approximate $11,755,000 fair value at April 13, 2005 of the put right that UGC granted to CCC and $3,391,000 in direct acquisition costs, the preliminary purchase price for CCC’s interest in Metrópolis totaled approximately $195,146,000. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values (as adjusted to give effect to the 30% Metrópolis interest acquired), and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. We recorded a preliminary loss of approximately $4,573,000 associated with the dilution of its indirect ownership interest in VTR from 100% to 80% as a result of the transaction. For financial reporting purposes, we began consolidating the results of operations of Metrópolis on April 1, 2005.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Metrópolis. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods.
  Acquisitions of Noos and the Remaining 19.9% Minority Interest in UPC Broadband France
     On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), an indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in the return of €43,732,000 ($56,883,000 as of January 19, 2005) to our company from an escrow account. The final purchase price for Noos was approximately €567,102,000 ($689,989,000), consisting of €487,085,000 ($592,633,000) in cash, a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000) and €8,678,000 ($10,558,000) of direct acquisition costs.
     In April 2005, a subsidiary of UPC exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our condensed consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  Pro Forma Data
     The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2005 give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable and VTR’s April 13, 2005 acquisition of Metrópolis as if such transactions had been completed as of January 1, 2005. The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2004, give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable, VTR’s April 13, 2005 acquisition of Metrópolis and the July 1, 2004 acquisition of Noos (exclusive of the effects of the April 6, 2005 acquisition of the 19.9% minority interest in UPC Broadband France), as if such transactions had been completed as of January 1, 2004. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Six months ended
	June 30,
	2005	2004
	amounts in thousands
Revenue	$1,693,163	$1,398,038

Net loss	$(148,127)	$(250,371)

  Other 2005 Acquisitions
     Zone Vision — In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of $50,000,000 in cash and 351,111 shares of LGI Series A common stock valued at $14,973,000. We incurred $2,154,000 of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
     The Zone Vision Class A shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis. A group of the selling shareholders have been retained as employees of Zone Vision after the acquisition. These employees hold Class B1 shares of Zone Vision (representing the remaining 12.5% interest in Zone Vision) and, subject to the terms of an escrow agreement, are entitled to the LGI Series A common stock that we issued as purchase consideration. The Class B1 shares and the LGI Series A common stock vest through the continuing employment of one or more of such employees over five years at a rate of 5% per quarter. However, the vesting of 40% of the LGI Series A common stock also is subject to the achievement of performance targets by the end of 2006. As the vesting of the Class B1 shares and the shares of LGI Series A common stock are linked to continuing employment, we accounted for these shares as stock-based compensation. At the closing date, we did not record a minority interest in Zone Vision as the Class B1 shares were not then vested.
     Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is capped at an amount equal to ten times EBITDA, as defined in the Zone Vision shareholders agreement, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.
     Telemach — On February 10, 2005, we acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000) in cash. We purchased Telemach to increase our market presence in Central and Eastern Europe.
     Accounting Treatment of Zone Vision and Telemach Acquisitions — We accounted for the Zone Vision and Telemach transactions using the purchase method of accounting. Under the

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for the Zone Vision and Telemach acquisitions, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Zone Vision and Telemach. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. We do not expect these adjustments to be material in relationship to our total assets or operating results. Our results of operations would not have been materially affected if the Zone Vision and Telemach acquisitions had occurred at the beginning of either of the respective six month periods ended June 30, 2005 or 2004.
  Other 2004 Acquisitions
     PHL
     On May 20, 2004, LMI acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2,447,000 ($2,918,000), including acquisition costs of €447,000 ($533,000). PHL, through its subsidiary Chorus Communications Limited (Chorus), owns and operates broadband communications systems in Ireland. In connection with this acquisition, LMI loaned an aggregate of €75,000,000 ($89,483,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. In June 2004, LMI loaned PHL an additional €4,500,000, for a total of €79,500,000 ($96,154,000). These loans bear interest at 1.75% per annum.
     LMI accounted for this acquisition using the purchase method of accounting, effective for financial reporting purposes as of June 1, 2004. On December 16, 2004, we acquired LMI’s interest in PHL in exchange for 6,413,991 shares of our Class A common stock, valued at $58,303,000 on that date. We accounted for this transaction as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of PHL using LMI’s historical cost, as if this transaction had been consummated by us as of May 20, 2004 (June 1, 2004 for financial reporting purposes), the date of the original acquisition of PHL by LMI. Our results of operations would not have been materially affected if the PHL acquisition had occurred at the beginning of either of the respective six-month periods ended June 30, 2005 or 2004.
  Dispositions
     EWT Holding GmbH — In January 2005, we sold our indirect 28.7% interest in EWT Holding GmbH (EWT), which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($39,067,000) in cash. We received €27,000,000 of the sale price in January 2005, and we received the remainder in June 2005. We recorded a gain of $28,186,000 in connection with this transaction.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(5) Investments in Affiliates Accounted for Using the Equity Method
     Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

	UGC		UGC
	Post-LGI		Pre-LGI
	Combination		Combination
			December 31,
	June 30, 2005		2004
	Percentage	Carrying	Carrying
	ownership	amount	amount
		dollar amounts in thousands
			(As restated
			Note 4)
Telenet Group Holdings N.V. (Telenet)	*	$186,315	$232,649
Austar United Communications Ltd. (Austar United)	34%	155,845	19,204
Iberian Program Services C.V. (IPS)	50%	46,862	43,537
Melita Cable PLC (Melita)	50%	32,034	25,130
Metropolis	50%	—	57,344
Other	Various	55,365	25,270

		$476,421	$403,134

*	For a description of our indirect ownership interest in Telenet, see the discussion under Telenet below.
  Telenet
     On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, our indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired LMI’s wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority owned by CPE (the InvestCos) and related contract rights. The purchase price was equal to LMI’s carrying value for the debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137,950,000 and the InvestCo debt security. Belgian Cable Investors then distributed $115,592,000 of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet, and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors’ indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 18.99% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.36% of the stock of Telenet, including the stock held by the InvestCos. As further described in note 10, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.
  Austar United
     We own an approximate 34% interest in Austar United, a pay-TV provider in Australia. The increase in the carrying value of our investment from December 31, 2004 to June 30, 2005 is due to the application of purchase accounting in connection with the LGI Combination.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(6) Derivative Instruments
     The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$68,895	$(23,264)
CCC put right	(12,992)	—
Embedded derivatives	(617)	(48)

Total	55.286	(23,312)

Current asset	513	558
Current liability	(3,134)	(6,074)
Long-term asset	113,049	2,568
Long-term liability	(55,142)	(20,364)

Total	$55,286	$(23,312)

     Realized and unrealized gains on derivative instruments are comprised of the following amounts:

	Three Months		Six Months
	ended		ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$75,627	$6,351	$95,807	$2,326
Embedded derivatives	(7,552)	60,360	47,607	60,360
CCC put right	(1,237)	—	(1,237)	—

	$66,838	$66,711	$142,177	$62,686

     None of our derivative instruments have been designated as hedges.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  UPC Broadband Holding Cross-currency Swaps
     In June 2003, UPC Broadband Holding entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR (London Inter Bank Offer Rate) interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C of the UPC Broadband Holding Bank Facility (see note 8) in December 2004, UPC Broadband Holding paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remaining notional amount of $176,020,000 was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Holding Bank Facility in March 2005, when this swap was terminated.
     In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, UPC Broadband Holding entered into a seven year cross-currency and interest rate swap pursuant to which a notional amount of $525 million was swapped to euros at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of U.S. dollar LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in March 2005, UPC Broadband Holding entered into a seven and a half year cross-currency and interest rate swap pursuant to which a notional amount of $1.250 billion was swapped to euros at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into a fixed rate including margin of 6.06%.
  UPC Broadband Holding Interest Rate Swaps
     In March 2005, UPC Broadband Holding: (i) entered into a five-year interest rate swap pursuant to which a notional amount of €1.0 billion was swapped into a fixed interest rate (excluding margin) of 3.28% from July 2005 until April 2010; (ii) entered into an interest rate swap pursuant to which a notional amount of €525 million was swapped into a fixed interest rate (excluding margin) of 2.26% from April through December 2005; and (iii) entered into an interest rate swap pursuant to which a notional amount of €550 million was swapped into a fixed interest rate (excluding margin) of 2.33% from July through December 2005. In June 2005 UPC Broadband Holding entered into an interest rate swap pursuant to which a notional amount of €500 million was swapped into a fixed rate (excluding margin) of 2.96% from January 2006 through October 2012.
  UPC Broadband Holding Interest Rate Caps
     During the first and second quarter of 2004, UPC Broadband Holding purchased interest rate caps for a total cost of $21,442,000, capping the variable interest rate (excluding margin) at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.4 billion to €2.6 billion for 2005 and €1 billion to €1.5 billion for 2006. In March 2005 UPC Broadband Holding purchased interest rate caps that capped the variable EURIBOR interest rate (excluding margin) at 3.5% on a notional amount of €750.0 million for 2007.
  CCC Put Right
     In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to CCC. For additional information, see note 4.
  Embedded Derivatives
     The most significant embedded derivative is the equity derivative that is embedded in the UGC Convertible Notes, which is presented in long-term debt and capital lease obligations in the accompanying condensed consolidated balance sheet. For additional information, see note 8.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(7) Long-Lived Assets
  Property and equipment, net
     The details of property and equipment and the related accumulated depreciation are set forth below:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
Cable distribution systems	$3,685,670	$4,256,268
Support capital and other	902,728	886,467

	4,588,398	5,142,735
Accumulated depreciation	(42,576)	(949,640)

Property and equipment, net	$4,545,822	$4,193,095

     Depreciation expense related to our property and equipment was $221,237,000 and $202,077,000 for the three months ended June 30, 2005 and 2004, respectively, and $430,028,000 and $403,863,000 for the six months ended June 30, 2005 and 2004, respectively.
     At June 30, 2005 and December 31, 2004, the amount of property and equipment, net, and other assets, net, recorded under capital leases was $31,276,000 and $35,429,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
     During the six months ended June 30, 2005, we recorded $940,000 of non-cash increases to our property and equipment as a result of assets acquired under capital lease arrangements.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  Goodwill
     Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

			Release of			UGC
			pre-acquisition		UGC	Post-LGI
			valuation	Foreign currency	Pre-LGI	Combination
	December 31,	Other	allowance	translation	Combination	June 30,
	2004	acquisitions	and other	adjustments	June 30, 2005	2005
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$823,496	$—	$(1,634)	$(93,015)	$728,847	$1,338,911
France	6,494	26,795	(114)	(2,300)	30,875	207,580
Austria	545,214	—	(2,109)	(61,524)	481,581	647,727
Other Western Europe	282,048	280,533	(1,267)	(54,958)	506,356	693,614

Total Western Europe	1,657,252	307,328	(5,124)	(211,797)	1,747,659	2,887,832

Hungary	192,984	—	(380)	(22,000)	170,604	346,461
Other Central and Eastern Europe	121,383	69,543	(4,140)	(5,834)	180,952	275,071

Total Central and Eastern Europe	314,367	69,543	(4,520)	(27,834)	351,556	621,532

Total Europe (UPC Broadband)	1,971,619	376,871	(9,644)	(239,631)	2,099,215	3,509,364

Chile (VTR)	199,086	226,941	(1,470)	(3,842)	420,715	569,036

Corporate and Other	—	26,695	(3,449)	(1,914)	21,332	148,513

Total UGC	$2,170,705	$630,507	$(14,563)	$(245,387)	$2,541,262	$4,226,913

Intangible assets subject to amortization
     The details of our intangible assets that are subject to amortization are set forth below:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
Gross carrying amount
Customer relationships	$618,232	$426,213
Other	33,206	24,676

	$651,438	$450,889

Accumulated amortization
Customer relationships	$(1,184)	$(69,038)
Other	(1,038)	(3,903)

	$(2,222)	$(72,941)

Net carrying amount
Customer relationships	$617,048	$357,175
Other	32,168	20,773

	$649,216	$377,948

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
Amortization of intangible assets with finite useful lives was $21,693,000 and $15,500,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization of intangible assets with finite useful lives was $39,801,000 and $31,408,000 for the six months ended June 30, 2005 and 2004, respectively. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in thousands):

Six months ended December 31, 2005	$61,824
Year ended December 31, 2006	115,425
Year ended December 31, 2007	112,347
Year ended December 31, 2008	108,535
Year ended December 31, 2009	90,354
Thereafter	160,731

Total	$649,216

(8) Debt and Capital Lease Obligations
     The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
Debt:
UPC Broadband Holding Bank Facility	$3,819,026	$3,927,830
UGC Convertible Notes	580,933	655,809
VTR Bank Facility	155,746	97,941
Telenet Securities	66,824	87,821
Other debt	36,901	35,153

Total debt	4,659,430	4,804,554
Capital lease obligations	42,152	48,354

Total debt and capital lease obligations	4,701,582	4,852,908
Current maturities	(39,944)	(34,325)

Total long-term debt and capital lease obligations	$4,661,638	$4,818,583

  UPC Broadband Holding Bank Facility
     The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding. The UPC Broadband Holding Bank Facility, originally executed in October 2000 and amended from time to time, is secured by a pledge over the shares of UPC Broadband Holding and the shares of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding B.V., the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding B.V. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter into or guarantee a loan and enter into a hedging arrangement.
     The agreement also restricts UPC Broadband Holding from transferring funds to its parent company (and indirectly to LGI) through loans, advances or dividends. If a change of control occurs, as defined in the UPC Broadband Holding Bank Facility, the facility agent may cancel each Facility and demand full payment. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) senior debt to annualized EBITDA (as defined in the UPC Broadband Holding Bank Facility), (ii) EBITDA to total cash interest, (iii) EBITDA to senior debt service, (iv) EBITDA to senior interest and (v) total debt to annualized EBITDA.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     On March 8, 2005, the UPC Broadband Holding Bank Facility was amended to permit indebtedness under: (i) a new €1.0 billion term loan facility (Facility G) maturing in full on April 1, 2010; (ii) a new term loan facility (Facility H) maturing in full on September 30, 2012, of which €550 million is denominated in euros and $1.25 billion is denominated in U.S. dollars (although the U.S. dollar portion of Facility H has been swapped into euros through a 7.5 year cross-currency swap); and (iii) a €500 million redrawable term loan (Facility I) maturing in full on April 1, 2010. In connection with this amendment, €166,750,000 of the existing revolving credit facility (Facility A) was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate borrowing capacity of €1.0 billion under Facilities A and I can be used to fund acquisitions and for general corporate purposes, subject to compliance with applicable covenants, as further described in Note 2 to the following table.
     The U.S. dollar equivalents of the components of the UPC Broadband Holding Bank Facility are as follows:

				UGC
		UGC		Pre-LGI
		Post-LGI Combination		Combination
				December 31,
		June 30, 2005		2004
			Outstanding	Outstanding
	Denomination		Principal	Principal
Facility	Currency	Interest rate (3)	amount	amount
			amounts in thousands
A(1)(2)	Euro	EURIBOR + 2.75%	$—	$—
B	Euro	—	—	1,581,927
C1	Euro	—	—	60,464
C2	USD	—	—	176,020
E	Euro	—	—	1,393,501
F1(1)	Euro	EURIBOR + 4.00%	169,328	190,918
F2(1)	USD	LIBOR + 3.50%	525,000	525,000
G (1)	Euro	EURIBOR + 2.50%	1,209,482	—
H1(1)	Euro	EURIBOR + 2.75%	665,216	—
H2(1)	USD	LIBOR + 2.75%	1,250,000	—
I(1)(2)	Euro	EURIBOR + 2.50%	—	—

Total			$3,819,026	$3,927,830

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facility A is a revolving credit facility and Facility I is a redrawable term loan facility, and each provides up to €500 million ($604.7 million) of borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the most recent covenant compliance calculations submitted to the lenders, the aggregate amount that was available for borrowing under these Facilities as of June 30, 2005 was approximately €533 million ($644.7 million). As a result of scheduled changes in required covenants at December 31, 2005 and future compliance dates, the ability of UPC Broadband Holding to maintain or increase the borrowing availability under these Facilities is dependent on its ability to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility) through acquisitions or otherwise, or reduce its senior debt. Facility A provides for an annual commitment fee of 0.5%, and Facility I provides for an annual commitment fee of 0.75%, of the unused portion of each Facility.

(3)	As of June 30, 2005, six month EURIBOR and LIBOR rates were approximately 2.1% and 3.7%, respectively. Excluding the effects of interest exchange agreements, the weighted-average interest rate on all Facilities at June 30, 2005 was approximately 5.7%.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  UGC Convertible Notes
     On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1.75% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. As adjusted for the LGI Combination, the UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock at a conversion price of €45.2719 per share, which was equivalent to a conversion price of $55.68 per share and a conversion rate of 22.09 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of the LGI Series A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (2) UGC has called the UGC Convertible Notes for redemption, (3) the trading price for the UGC Convertible Notes falls below a specified threshold or (4) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.
     The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to both LGI Series A common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statements of operations. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
Debt host contract	$434,586	$462,164
Embedded equity derivative	146,347	193,645

	$580,933	$655,809

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  VTR Bank Facility
     VTR has a Chilean peso-denominated six-year amortizing term senior secured credit facility (as amended, the VTR Bank Facility) totaling ChP90.1045 billion ($155,746,000) as of June 30, 2005. Principal payments are due quarterly commencing June 17, 2006 with final maturity on December 17, 2010. The VTR Bank Facility bears interest at a variable interest rate published by the Chilean Superintendence of Banks and Financial Institutions, plus a margin of 1.15%, subject to change depending solely on VTR’s debt to EBITDA (as defined in the VTR Bank Facility) ratio. The interest rate on the VTR Bank Facility was 5.83% as of June 30, 2005. Subsequent to June 30, 2005, VTR used ChP14.7238 billion ($25,456,000 on the transaction date) of additional borrowings under the VTR Bank Facility and existing cash to repay a $26 million promissory note to a third party that was due on July 3, 2005. Other than the amount borrowed in July 2005 to repay the promissory note, the VTR Bank Facility did not provide for any additional borrowing availability at June 30, 2005.
     The VTR Bank Facility is secured by VTR’s assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt owed to LMI and to future unsecured or subordinated indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of a ratio of EBITDA to interest expenditures; (v) maintenance of a total debt to EBITDA ratio; (vi) maintenance of specified levels of EBITDA for four consecutive quarters; (vii) maintenance of an available cash to debt service ratio; and (viii) maintenance of a total liabilities to total shareholders’ equity ratio. The credit agreement allows for the distribution by VTR of certain restricted payments to its shareholders, as long as no default exists under the facility before or after giving effect to the distribution and VTR maintains certain minimum levels of cash, post distribution.
  Other Debt
     Other debt includes securities issued by the InvestCos, our consolidated subsidiaries that own a direct investment in Telenet, and other debt of our subsidiaries. As the securities issued by the InvestCos are mandatorily redeemable on March 30, 2050, or upon an IPO of Telenet or the occurrence of certain other events, we have classified the fair value of these securities that are held by third parties ($66,824,000 at June 30, 2005) as debt. For additional information concerning Telenet, see note 5.
  Maturities of Debt and Capital Lease Obligations
     Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

Six months ended December 31, 2005	$29,475
Year ended December 31, 2006	27,077
Year ended December 31, 2007	31,861
Year ended December 31, 2008	31,807
Year ended December 31, 2009	36,756
Thereafter	4,526,262

Total debt maturities	4,683,238
Unamortized discount on UGC Convertible Notes, net of fair value of embedded equity derivative	(23,808)

Total debt	$4,659,430

Current portion	$37,263

Noncurrent portion	$4,622,167

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Maturities of capital lease obligations for the next five years and thereafter are as follows (amounts in thousands):

Six months ended December 31, 2005	$4,796
Year ended December 31, 2006	6,948
Year ended December 31, 2007	5,875
Year ended December 31, 2008	5,750
Year ended December 31, 2009	5,758
Thereafter	27,958

57,085
Less: amount representing interest	(14,933)

Present value of net minimum lease payments	$42,152

Current portion	$2,681

Noncurrent portion	$39,471

(9) Related Party Transactions
     UGC’s related party revenue during the three and six months ended June 30, 2005 was $2,422,000 and $4,510,000, respectively, which consisted primarily of management, advisory and license fees, call center charges and fees for uplink services charged to our equity method affiliates and advertising and other services provided to LMI’s operating subsidiaries. Related party operating expenses during the three and six months ended June 30, 2005 were $4,126,000 and $10,317,000, respectively, which consisted primarily of programming costs and interconnect fees charged by our equity method affiliates and LMI’s operating subsidiaries.
     During the three and six months ended June 30, 2005 and 2004, we recognized interest income from equity method affiliates and other related parties. Such interest income aggregated $440,000 and $76,000 during the three months ended June 30, 2005 and 2004, respectively, and $798,000 and $141,000 during the six months ended June 30, 2005 and 2004, respectively. In addition, we recognized related party interest expense of $1,715,000 and nil during the three months ended June 30, 2005 and 2004, respectively, and $2,173,000 and $360,000 during the six months ended June 30, 2005 and 2004, respectively. Such interest expense consists primarily of interest accretion on the notes payable to LMI and CCC.
     Prior to the LGI Combination, LMC may have been deemed to be an affiliate of UGC by virtue of John C. Malone’s voting power in LMC and LMI, as well as his positions as Chairman of the Board of LMC and Chairman of the Board, Chief Executive Officer and President of LMI, and the fact that six of LMI’s eight directors were also directors of LMC. As a result of (i) the dilution of Mr. Malone’s voting power and (ii) a reduction in the number of common directors between LGI and LMC that has occurred in connection with the LGI Combination, we believe that LMC is not currently an affiliate of our company.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(10) Commitments and Contingencies
  Commitments
     In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, purchases of customer premises equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of June 30, 2005, the U.S. dollar equivalents (based on June 30, 2005 exchange rates) of such commitments are as follows:

	Payments due during:
	Six months
	ended
	December 31,	Years ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	amounts in thousands
Operating leases	$51,465	$84,944	$77,521	$57,486	$47,686	$147,514	$466,616
Programming and other purchase obligations	95,922	46,451	25,248	19,145	9,323	18,056	214,145
Other commitments	40,473	12,806	10,522	8,315	8,095	29,172	109,383

	$187,860	$144,201	$113,291	$84,946	$65,104	$194,742	$790,144

     Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations consist of commitments to purchase customer premises equipment that are enforceable and legally binding on us.
     Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, and perform network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.
  Contingent Obligations
     In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.
     Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 5.
     As further described in note 4, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has a corresponding call right.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair market value, subject to a $140 million floor price. We have reflected the $12,992,000 fair value of this put obligation at June 30, 2005 in other long-term liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 4.
  Guarantees and Other Credit Enhancements
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
  Legal Proceedings
     Cignal — On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, the former Cignal shareholders filed an appeal against the district court decision.
     Class Action Lawsuits Relating to the LGI Combination. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. On May 5, 2005, the plaintiffs filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
  Other Contingencies
     Netherlands Rate Increases — The Dutch competition authority (NMA) is currently investigating the price increases that UPC Nederland B.V. (UPC NL), a subsidiary of UPC Broadband Holding, made with respect to its analog video services in 2003 and 2004 (which increased prices were continued in 2005) to determine whether it abused a dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of UPC NL’s revenue from video services in The Netherlands for the relevant years and UPC NL could be obliged to reconsider the price increases. It is not clear when the NMA will render its decision.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Historically, in many parts of The Netherlands, UPC NL is a party to contracts with local municipalities that seek to control aspects of its Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted UPC NL’s attempts to move away from the contracts.
     Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives and an additional nineteenth retail market for receipt of broadcast transmission signals to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. On May 19, 2005, OPTA published a draft decision that UPC NL has significant market power on the wholesale market for transmission of broadcast signals and on the retail market for receipt of broadcast signals in The Netherlands. Consequently, with respect to the wholesale market, OPTA is considering imposing an obligation on UPC NL to allow network access to content providers and packagers who are seeking to distribute content on UPC NL’s network that is not already part of UPC NL’s own basic tier television offering. This access must be offered at cost oriented prices regulated by OPTA. Furthermore UPC NL would be obliged to grant program providers access to its basic tier offering in certain circumstances. These access obligations would not apply to third parties who have an alternative infrastructure or want to (i) duplicate existing programming packages or (ii) unbundle the network from the basic analog service.
     With respect to the retail market for receipt of broadcast signals, OPTA is considering introducing an obligation for UPC NL to charge cost oriented subscription fees for its basic tier television offering, with prices to be regulated by OPTA. Furthermore UPC NL would be required to indicate to its customers which part of the subscription fees relates to network costs and which part relates to programming costs. OPTA has indicated its intention to impose a restriction on subscription rate increases (except for increases tied to consumer price index increases) pending completion of its review of existing rates charged by cable operators.
     UPC NL has disputed these findings in the ongoing consultation process and intends to continue to do so if OPTA were to maintain its position in the final decision which is expected to be taken at the end of 2005 or the beginning of 2006 following notification to the European Commission.
     Income Taxes — We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.
     In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(11) Segment Reporting
     We own a variety of international subsidiaries and investments that provide broadband communications services, and to a lesser extent, video programming services. We identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets, and (ii) those equity method affiliates where our investment or share of operating cash flow represents 10% or more of our total assets or operating cash flow, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.
     Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, impairment of long-lived assets and restructuring and other charges). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests is presented below. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.
     For the three and six months ended June 30, 2005, we have identified the following consolidated operating segments as our reportable segments:
     Europe (UPC Broadband)
•	The Netherlands

•	France

•	Austria

•	Other Western Europe

•	Hungary

•	Other Central and Eastern Europe
     Chile (VTR)

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
All of the reportable segments set forth above provide broadband communications services. The UPC Broadband operating segments provide video, voice and Internet access services in 13 European countries. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile. Corporate and other includes (i) certain less significant operating segments that provide broadband services, video programming and other services in Europe, Brazil and Peru, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia.
     Prior to January 2005, the Internet division of chellomedia, which we refer to as chello broadband, provided Internet access, on-line content, product development and other support activity for UPC Broadband’s broadband Internet access business. In connection with the transfer of the assets and liabilities of chello broadband from chellomedia to UPC Broadband, together with the day-to-day management of the broadband Internet access business, we began reporting chello broadband as a component of UPC Broadband effective January 1, 2005. In addition, in connection with the LGI Combination, we decided that we would provide additional reportable segments within UPC Broadband and that UPC Broadband would allocate certain costs, which previously had been reflected in the corporate and other category, to its operating segments. The segment information for the three and six months ended June 30, 2004 has been restated to reflect the above-described changes.
Performance Measures of Our Reportable Segments

	Revenue		Operating Cash Flow
	Three months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$195,535	$172,568	$85,344	$86,129
France	128,285	30,982	21,265	1,470
Austria	81,744	75,929	34,899	30,493
Other Western Europe	114,216	65,373	41,832	23,364

Total Western Europe	519,780	344,852	183,340	141,456

Hungary	71,086	51,726	27,251	19,956
Other Central and Eastern Europe	84,723	59,621	34,547	23,224

Total Central and Eastern Europe	155,809	111,347	61,798	43,180

Total Europe (UPC Broadband)	675,589	456,199	245,138	184,636

Chile (VTR)	109,213	69,758	35,283	23,987

Corporate and other	62,959	36,356	(4,238)	(12,324)
Intersegment eliminations	(18,136)	(10,642)	—	—

	$829,625	$551,671	$276,183	$196,299

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
Performance Measures of Our Reportable Segments

	Revenue		Operating Cash Flow
	Six months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$399,997	$348,239	$190,674	$177,181
France	260,188	62,202	46,407	4,084
Austria	166,761	152,218	71,104	62,051
Other Western Europe	204,211	122,172	74,261	44,897

Total Western Europe	1,031,157	684,831	382,446	288,213

Hungary	143,330	102,384	55,782	40,133
Other Central and Eastern Europe	168,592	117,130	70,062	46,006

Total Central and Eastern Europe	311,922	219,514	125,844	86,139

Total Europe (UPC Broadband)	1,343,079	904,345	508,290	374,352

Chile (VTR)	194,102	141,441	65,958	49,017

Corporate and other	126,747	75,525	(18,733)	(22,786)
Intersegment eliminations	(36,017)	(22,298)	—	—

	$1,627,911	$1,099,013	$555,515	$400,583

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  Total Assets of Our Reportable Segments
     The total assets of our reportable segments are set forth below:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination
	June 30,	December 31,
	2005	2004
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$2,688,727	$2,024,365
France	1,216,779	1,198,372
Austria	1,052,439	827,506
Other Western Europe	1,174,620	776,019

Total Western Europe	6,132,565	4,826,262

Hungary	718,704	532,961
Other Central and Eastern Europe	1,082,754	523,781

Total Central and Eastern Europe	1,801,458	1,056,742

Total Europe (UPC Broadband)	7,934,023	5,883,004

Chile (VTR)	1,227,099	682,270

Corporate and other	2,237,006	2,569,023

	$11,398,128	$9,134,297

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
		(As restated-		(As restated-
		Note 4)		Note 4)
Total segment operating cash flow	$276,183	$196,299	$555,515	$400,583
Stock-based compensation credits (charges)	(22,826)	10,136	(31,564)	(51,716)
Depreciation and amortization	(242,930)	(217,577)	(469,829)	(435,271)
Impairment of long-lived assets	(167)	(16,623)	(167)	(16,623)
Restructuring and other credits (charges)	6,734	(4,573)	2,465	(8,908)

Operating income (loss)	16,994	(32,338)	56,420	(111,935)
Interest expense	(74,555)	(79,819)	(146,734)	(151,552)
Interest and dividend income	5,410	8,195	12,481	11,523
Share of earnings (losses) of affiliates, net	(1,029)	1,539	(10,191)	(3,955)
Realized and unrealized gains on derivative instruments, net	66,838	66,711	142,177	62,686
Foreign currency transaction losses, net	(109,579)	(5,207)	(157,711)	(27,059)
Gain (loss) on extinguishment of debt	(651)	3,871	(12,631)	35,787
Gains (losses) on disposition of assets, net	—	(463)	28,300	(417)
Other income (expense), net	(273)	1,390	(932)	(5,908)

Earnings (loss) before income taxes and minority interests	$(96,845)	$(36,121)	$(88,821)	$(190,830)

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
  Geographic Segments
     The revenue of our geographic segments is set forth below:

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Europe
UPC Broadband
The Netherlands	$195,535	$172,568	$399,997	$348,239
France	128,285	30,982	260,188	62,202
Austria	81,744	75,929	166,761	152,218
Norway	33,977	28,531	66,220	54,313
Sweden	23,787	21,172	48,089	43,199
Belgium	9,927	9,071	20,108	18,061
Ireland	46,525	6,599	69,794	6,599

Total Western Europe	519,780	344,852	1,031,157	684,831

Hungary	71,086	51,726	143,330	102,384
Poland	33,828	25,433	68,871	48,790
Czech Republic	25,077	19,920	50,680	39,895
Slovak Republic	9,746	7,887	19,757	15,850
Romania	9,405	6,381	18,241	12,595
Slovenia	6,667	—	11,043	—

Total Central and Eastern Europe	155,809	111,347	311,922	219,514

Total UPC Broadband	675,589	456,199	1,343,079	904,345

chellomedia	60,515	34,469	121,921	71,604

Total Europe	736,104	490,668	1,465,000	975,949

The Americas
Chile (VTR)	109,213	69,758	194,102	141,441
Other	2,444	1,887	4,826	3,921

Total — The Americas	111,657	71,645	198,928	145,362

Intersegment eliminations	(18,136)	(10,642)	(36,017)	(22,298)

	$829,625	$551,671	$1,627,911	$1,099,013

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(12) Subsequent Events
     Astral Acquisition Agreement
     On July 22, 2005, UGC Europe B.V., a subsidiary of UPC, reached an agreement to acquire Astral Telecom SA (“Astral”), a broadband telecommunications operator in Romania, from a group of Romanian entrepreneurs, foreign investors and AIG New Europe Fund. We will acquire 100% of the shares of Astral for a cash purchase price of $404.5 million. To the extent that the transaction has not closed by September 22, 2005, the cash purchase price is subject to upward adjustments of $3.6 million during the first 30-day period, $4.0 million during the second 30-day period, and $4.4 million during the third and all subsequent 30-day periods beginning after that date. The transaction, which is subject to approval by the Romanian competition authorities and other customary closing conditions, is expected to close in the fourth quarter of 2005.
     UPC Holding Senior Note Offering
     On July 29, 2005, UPC Holding B.V., our wholly-owned subsidiary and the owner of a 100% interest in UPC Broadband Holding, issued €500 million principal amount of Senior Notes due 2014. The Senior Notes mature on January 15, 2014 and bear interest at a rate of 7.75% per annum. The net proceeds will be used for general corporate purposes. The Senior Notes are secured by a first ranking pledge of all shares of UPC Holding.
     LGI Stock Dividend
     On August 8, 2005, LGI announced that its board of directors had approved a special stock dividend of one share of Series C common stock for each share of Series A Common Stock and each share of Series B Common Stock outstanding at 5:00 p.m., New York City time, on Friday, August 26, 2005 (“Record Date”). LGI intends to begin distributing shares of Series C common stock at 9:00 a.m., New York City time, on Tuesday, September 6, 2005. Holders of LGI stock as of the Record Date will not be required to take any action to receive the stock dividend.
     As a result of the dividend, holders of the UGC Convertible Notes will have the right to receive, upon conversion of their notes, in addition to the shares of LGI Series A common stock to which they are entitled, the number of shares of LGI Series C common stock that they would have received had they converted their notes immediately prior to the Record Date (or, at the option of UGC, one of the other settlement options available to UGC under the indenture governing the notes).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion provides additional information to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2005 and 2004.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements, and our off balance sheet arrangements and contractual commitments.

•	Market Risk Management. This section describes our exposure to potential loss arising from adverse changes in interest rates, foreign exchange rates and equity prices.
     The capitalized terms used below have been defined in the notes to the accompanying condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to UGC and its predecessors and subsidiaries. Unless the context otherwise indicates, we present pre-LGI Combination references to shares of UGC common stock in terms of the number of shares of LGI common stock issued in exchange for such UGC shares in the LGI Combination.
     Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2005.
Forward Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming, for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory proceedings in The Netherlands;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	our ability to obtain regulatory approval and satisfaction of other conditions necessary to close announced transactions, including the proposed acquisitions of MS Irish Cable and Astral;

•	uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002; and

•	competitor responses to our products and services, and the products and services of the entities in which we have interests.
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
Overview
     We are an international broadband communications provider of video, voice and Internet access services with consolidated operations in 16 countries outside of the continental United States, primarily in Europe (UPC Broadband) and Chile (VTR). We also have consolidated broadband communications operations in Brazil and Peru, minority interests in broadband communications companies in Europe and Australia and consolidated and minority interests in various programming businesses in Europe and Australia.
     As a result of VTR’s April 13, 2005 acquisition of Metropolis, a broadband communications provider in Chile, our ownership interest in VTR decreased from 100% to 80%.
     We have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) Noos, a broadband communications provider in France, on July 1, 2004, (ii) PHL, the immediate parent of Chorus Communications Limited (Chorus), a broadband communications provider in Ireland, on May 20, 2004, (iii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iv) a controlling interest in Zone Vision, a video programming company in Europe, on February 25, 2005 and (v) a number of less significant entities. In another transaction, UPC Broadband, through its contractual relationship with MS Irish Cable and MSDW Equity, began consolidating

NTL Ireland, a broadband communications provider in Ireland, effective May 1, 2005. As noted above, VTR acquired Metropolis on April 13, 2005.
     For additional information concerning our closed acquisitions, see note 4 to the accompanying condensed consolidated financial statements.
     Through our subsidiaries and affiliates, we are the largest broadband cable operator outside the United States in terms of subscribers. At June 30, 2005, our consolidated subsidiaries other than NTL Ireland (which we consolidate but do not control) owned and operated networks that passed approximately 16.5 million homes and served approximately 11.7 million revenue generating units (RGUs), consisting of approximately 9.1 million video subscribers, 1.7 million broadband Internet subscribers and 0.9 million telephone subscribers.
     In general, we are focused on growing our subscriber base and average revenue per subscriber by launching bundled entertainment, information and communications services, upgrading the quality of our networks where appropriate, leveraging the reach of our broadband distribution systems to create new content opportunities and entering into strategic alliances and acquisitions in order to increase our distribution presence and maximize operating efficiencies.
     Including the effects of acquisitions, we added a total of 747,000 RGUs during the six months ended June 30, 2005. Excluding the effects of acquisitions, we added total RGUs of 300,000 during the same period. The foregoing RGU addition amounts exclude NTL Ireland, which we consolidate but do not control. Most of this growth is attributable to the growth of our Internet access and digital telephony services as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. In addition to RGU growth, we also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling or other means. We plan to continue increasing revenue and operating cash flow in 2005 by making acquisitions, selectively extending and upgrading our existing networks to reach new customers, increasing rates for our video services in certain locations, migrating more customers to our digital video offerings, which include premium programming and enhanced pay-per-view services, and growing the RGUs in our existing customer base by increasing the penetration of our services.
     Our analog video service offerings include basic programming and expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand, (NVOD) and video on demand (VOD) in some markets. We offer broadband Internet access services in all of our markets. Residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other features.
     We offer telephony services in six countries in Europe and in Chile, primarily over our broadband networks. We also have begun offering telephony services in The Netherlands, France, Hungary and Chile through Voice over Internet Protocol (VoIP), and we plan to launch VoIP telephony services in several additional markets in Europe in 2005 and 2006.
     We believe that there is and will continue to be growth in the demand for broadband video, telephony and Internet access services in the markets where we do business. We believe our triple play offering of video, telephony, and broadband access to the Internet will continue to prove attractive to our existing customer base and allow us to be competitive and grow our business. The video, telephony and Internet access businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for labor and equipment costs. As technology changes in the video, telephony and Internet access industries, we may need to upgrade our systems to compete effectively in markets beyond what we currently plan. We may not have enough capital available from cash on hand, existing credit facilities and cash to be generated from operations for future capital needs. If we are unable to pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.
Results of Operations
     The comparability of our operating results during the 2005 and 2004 interim periods are affected by our acquisitions of Noos and Chorus during 2004, our consolidation of NTL Ireland during 2005, and our acquisitions of Telemach, Zone Vision and Metrópolis during 2005. The primary effect of the LGI Combination will be to increase our depreciation and amortization expense in future periods. Due to the fact that the LGI Combination occurred near the end of the second quarter of 2005, the effect on our depreciation and amortization expense for the six months ended June 30, 2005 was not material.
     Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro. In this regard, 62% of our U.S. dollar revenue during the six months ended June 30, 2005 was derived from subsidiaries whose functional currency is the euro. In addition, our operating results are impacted by changes in the exchange rates for the Chilean peso, Hungarian forint and other local currencies in Europe.
     At June 30, 2005, we owned an 80% interest in VTR. However, as we control VTR, GAAP requires that we consolidate 100% of the revenue and expenses of VTR in our condensed consolidated statements of operations. In addition, pursuant to the requirements of FIN 46(R), we have consolidated 100% of the operating results of MS Irish Cable, the immediate parent of NTL Ireland, since May 1, 2005 despite the fact that we do not have an ownership interest in MS Irish Cable. Notwithstanding our lack of ownership, we do not allocate any of NTL Ireland’s results to MSDW Equity, the legal owner of MS Irish Cable, due to the fact that MSDW Equity has no equity at risk in MS Irish Cable. For additional information, see note 4 to the accompanying condensed consolidated financial statements. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in VTR and that we are not the legal owner of MS Irish Cable.
   Discussion and Analysis of our Reportable Segments
     All of the reportable segments set forth below provide broadband communications services. The UPC Broadband operating segments provide video, voice and Internet access services in 13 European countries. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. Corporate and other includes (i) certain less significant operating segments that provide broadband services, video programming and other services in Europe, Brazil and Peru, and (ii) our corporate segment.
     For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 11 to the accompanying condensed consolidated financial statements.
     The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2005, as compared to corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table.
     As discussed above, acquisitions and the consolidation of NTL Ireland have affected the comparability of the result of operations of our reportable segments. For additional information, see the discussion under Overview above and note 4 to the accompanying condensed consolidated financial statements.
Revenue of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$195,535	$172,568	$22,967	13.3	$14,151	8.2
France	128,285	30,982	97,303	314.1	95,695	308.9
Austria	81,744	75,929	5,815	7.7	2,126	2.8
Other Western Europe	114,216	65,373	48,843	74.7	45,123	69.0

Total Western Europe	519,780	344,852	174,928	50.7	157,095	45.6

Hungary	71,086	51,726	19,360	37.4	15,518	30.0
Other Central and Eastern Europe	84,723	59,621	25,102	42.1	15,032	25.2

Total Central and Eastern Europe	155,809	111,347	44,462	39.9	30,550	27.4

Total Europe (UPC Broadband)	675,589	456,199	219,390	48.1	187,645	41.1

Chile (VTR)	109,213	69,758	39,455	56.6	31,252	44.8
Corporate and other	62,959	36,356	26,603	73.2	23,586	64.9
Intersegment eliminations	(18,136)	(10,642)	(7,494)	(70.4)	(6,683)	(62.8)

Total consolidated UGC	$829,625	$551,671	$277,954	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$399,997	$348,239	$51,758	14.9	$33,431	9.6
France	260,188	62,202	197,986	318.3	194,648	312.9
Austria	166,761	152,218	14,543	9.6	6,850	4.5
Other Western Europe	204,211	122,172	82,039	67.2	73,544	60.2

Total Western Europe	1,031,157	684,831	346,326	50.6	308,473	45.0

Hungary	143,330	102,384	40,946	40.0	29,691	29.0
Other Central and Eastern Europe	168,592	117,130	51,462	43.9	29,070	24.8

Total Central and Eastern Europe	311,922	219,514	92,408	42.1	58,761	26.8

Total Europe (UPC Broadband)	1,343,079	904,345	438,734	48.5	367,234	40.6

Chile (VTR)	194,102	141,441	52,661	37.2	43,847	31.0
Corporate and other	126,747	75,525	51,222	67.8	45,059	59.7
Intersegment eliminations	(36,017)	(22,298)	(13,719)	(61.5)	(12,108)	(54.3)

Total consolidated UGC	$1,627,911	$1,099,013	$528,898	NM	NM	NM

     NM — Not Meaningful

     The Netherlands. The Netherlands’ revenue increased 13.3% and 14.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 8.2% and 9.6%, respectively. The majority of these local currency increases during the three and six month periods is attributable to higher average monthly revenue from all sources per RGU (ARPU), due primarily to rate increases for video services and increased penetration of telephony and broadband Internet services. The impact of these factors on ARPU during the three and six month periods was somewhat offset by the movement of new and existing broadband Internet subscribers to lower priced tiers. Higher average RGUs also contributed to the increases during the three and six month periods, as increases in broadband Internet and telephony RGUs were only partially offset by declines in video RGUs.
     As discussed in more detail in note 10 to the accompanying consolidated financial statements, certain rate increases implemented by UPC NL in The Netherlands are being investigated by NMA, the Dutch competition authority. If the NMA were to conclude that these rate increases were an abuse of a dominant position, UPC NL could face significant fines and could be obliged to reconsider certain of its rates. Further, OPTA, the Dutch national regulatory agency is considering introducing rate regulation on a cost oriented basis of subscription fees for basic tier television offerings. Adverse outcomes in the NMA investigation and/or the regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or grow its video services revenue in The Netherlands.
     France. France’s revenue increased $97,303,000 and $197,986,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Noos acquisition accounted for $92,008,000 and $186,935,000, respectively, of such increases. Excluding the increases associated with the Noos acquisition and foreign exchange rate fluctuations, France’s revenue increased $3,687,000 or 11.9% and $7,313,000 or 12.4% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these local currency increases is attributable to higher ARPU resulting primarily from growth in France’s digital video and broadband Internet services. Increases in the average number of digital video and broadband Internet and telephony RGUs during the three and six months periods also contributed to the increases.
     Austria. Austria’s revenue increased 7.7% and 9.6% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 2.8% and 4.5%, respectively. These increases are attributable to increases in the average number of RGUs during the three and six month periods, as increases in broadband Internet and video RGUs more than offset small declines in telephony RGUs. The growth in video RGUs is primarily attributable to growth in digital television services. ARPU remained relatively constant over the 2005 and 2004 three and six month periods.
     Other Western Europe. Other Western Europe’s revenue increased $48,843,000 and $82,039,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the consolidation of NTL Ireland, the Chorus acquisition and other less significant acquisitions accounted for $41,629,000 and $64,898,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $3,494,000 or 5.3% and $8,646,000 or 7.1% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to increases in the average number of broadband Internet and video RGUs during the three and six month periods. The growth in video RGUs is primarily attributable to growth in digital video services. Increases in ARPU also contributed to the increases during the three and six month periods.
     Hungary. Hungary’s revenue increased 37.4% and 40.0% during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 30.0% and 29.0%, respectively. A significant portion of each of these increases is attributable to higher ARPU, due primarily to rate increases for video services and increased proportions of broadband

Internet and DTH subscribers. Increases in the average number of DTH and broadband Internet RGUs and, to a lesser extent, telephony and analog video RGUs, also contributed to the increases during the three and six month periods. The increases in telephony RGUs were primarily driven by VoIP telephony sales. Approximately one quarter of the overall local currency increases relates to growth in the comparatively low margin telephony transit service business.
     Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $25,102,000 and $51,462,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of these acquisitions and another less significant acquisition accounted for $7,243,000 and $11,619,000, respectively, of such increases. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $7,789,000 or 13.1% and $17,451,000 or 14.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Higher ARPU and growth in average RGUs contributed somewhat equally to these increases. The growth in RGUs is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth in Poland and the Czech Republic, and most of the video growth in Romania.
     Chile (VTR). VTR’s revenue increased $39,455,000 and $52,661,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Metrópolis acquisition accounted for approximately $19,604,000 of each of such increases. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $11,648,000 or 16.7% and $24,243,000 or 17.1% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to growth in the average number of VTR’s broadband Internet and telephony RGUs, and to a lesser extent, video RGUs. On a local currency basis, ARPU remained relatively constant over the 2005 and 2004 periods.

Operating Expenses of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$63,313	$50,698	$12,615	24.9	$9,785	19.3
France	67,344	17,294	50,050	289.4	49,087	283.8
Austria	30,979	29,049	1,930	6.6	523	1.8
Other Western Europe	50,837	26,388	24,449	92.7	22,955	87.0

Total Western Europe	212,473	123,429	89,044	72.1	82,350	66.7

Hungary	31,347	21,681	9,666	44.6	7,979	36.8
Other Central and Eastern Europe	32,781	23,562	9,219	39.1	5,276	22.4

Total Central and Eastern Europe	64,128	45,243	18,885	41.7	13,255	29.3

Total Europe (UPC Broadband)	276,601	168,672	107,929	64.0	95,605	56.7

Chile (VTR)	43,680	27,061	16,619	61.4	13,341	49.3
Corporate and other	46,461	29,404	17,057	58.0	15,111	51.4
Intersegment eliminations	(15,544)	(8,227)	(7,317)	(88.9)	(6,623)	(80.5)

Total consolidated UGC	$351,198	$216,910	$134,288	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$121,253	$100,754	$20,499	20.3	$15,012	14.9
France	134,815	35,316	99,499	281.7	97,621	276.4
Austria	62,634	57,626	5,008	8.7	2,132	3.7
Other Western Europe	89,967	48,815	41,152	84.3	37,652	77.1

Total Western Europe	408,669	242,511	166,158	68.5	152,417	62.8

Hungary	62,797	43,955	18,842	42.9	13,890	31.6
Other Central and Eastern Europe	65,154	47,638	17,516	36.8	8,729	18.3

Total Central and Eastern Europe	127,951	91,593	36,358	39.7	22,619	24.7

Total Europe (UPC Broadband)	536,620	334,104	202,516	60.6	175,036	52.4

Chile (VTR)	75,316	54,686	20,630	37.7	17,226	31.5
Corporate and other	97,332	59,423	37,909	63.8	33,627	56.6
Intersegment eliminations	(30,830)	(17,275)	(13,555)	(78.5)	(12,179)	(70.5)

Total consolidated UGC	$678,438	$430,938	$247,500	NM	NM	NM

     NM — Not Meaningful

     General. Operating expenses include programming, network operations, customer operations, customer care and other direct costs. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.
     UPC Broadband. Operating expenses for UPC Broadband increased $107,929,000 and $202,516,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $73,998,000 and $135,358,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s operating expenses increased $21,607,000 or 12.8% and $39,678,000 or 11.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to the following factors:
•	Increases in direct programming and copyright costs of $9,181,000 and $16,094,000 during the three and six month periods, respectively, primarily due to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher chellomedia charges for programming and consumer price index rate increases.

•	Increases in interconnect costs of $5,300,000 and $8,932,000 during the three and six month periods, respectively, primarily due to growth in telephony transit service activity in Hungary and growth in VoIP telephony subscribers in The Netherlands, France and Hungary.

•	Increase in salaries and other staff related costs of $3,622,000 and $9,109,000 during the three and six month periods, respectively, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:
•	higher subscriber numbers;

•	the greater volume of calls per subscriber that the increased proportion of digital video, data and telephony subscribers give rise to compared to an analog video subscriber;

•	increased customer service standard levels; and

•	annual wage increases.
•	Increases in bad debt charges of $2,372,000 and $1,865,000 during the three and six months, respectively, portions of which are attributable to a deterioration in collection experience with respect to Hungary’s DTH business; and
•	Increases in franchise fees, primarily in The Netherlands, of $884,000 and $2,357,000 during the three and six month periods, respectively, primarily reflecting the impact of rate increase negotiations with various municipalities in The Netherlands during 2004;
     Chile (VTR). VTR’s operating expenses increased $16,619,000 and $20,630,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Metrópolis acquisition accounted for approximately $10,761,000 of each such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $2,580,000 or 9.5% and $6,465,000 or 11.8% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to an overall increase in costs as a result of growth in VTR’s customer base. More specifically, increases in (i) international bandwidth and access charges, and (ii) labor and other technical services and maintenance costs accounted for most of these increases, with each factor having a somewhat equal effect. The net effect of higher programming costs and other individually insignificant items also contributed to these increases.

SG&A Expenses of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$46,878	$35,741	$11,137	31.2	$8,750	24.5
France	39,676	12,218	27,458	224.7	26,897	220.1
Austria	15,866	16,387	(521)	(3.2)	(1,233)	(7.5)
Other Western Europe	21,547	15,621	5,926	37.9	5,269	33.7

Total Western Europe	123,967	79,967	44,000	55.0	39,683	49.6

Hungary	12,488	10,089	2,399	23.8	1,712	17.0
Other Central and Eastern Europe	17,395	12,835	4,560	35.5	2,396	18.7

Total Central and Eastern Europe	29,883	22,924	6,959	30.4	4,108	17.9

Total Europe (UPC Broadband)	153,850	102,891	50,959	49.5	43,791	42.6

Chile (VTR)	30,250	18,710	11,540	61.7	9,252	49.4
Corporate and other	20,736	19,276	1,460	7.6	888	4.6
Intersegment eliminations	(2,592)	(2,415)	(177)	(7.3)	(60)	(2.5)

Total consolidated UGC	$202,244	$138,462	$63,782	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$88,070	$70,304	$17,766	25.3	$13,667	19.4
France	78,966	22,802	56,164	246.3	55,024	241.3
Austria	33,023	32,541	482	1.5	(1,053)	(3.2)
Other Western Europe	39,983	28,460	11,523	40.5	9,874	34.7

Total Western Europe	240,042	154,107	85,935	55.8	77,512	50.3

Hungary	24,751	18,296	6,455	35.3	4,564	24.9
Other Central and Eastern Europe	33,376	23,486	9,890	42.1	5,271	22.4

Total Central and Eastern Europe	58,127	41,782	16,345	39.1	9,835	23.5

Total Europe (UPC Broadband)	298,169	195,889	102,280	52.2	87,347	44.6

Chile (VTR)	52,828	37,738	15,090	40.0	12,651	33.5
Corporate and other	48,148	38,888	9,260	23.8	7,947	20.4
Intersegment eliminations	(5,187)	(5,023)	(164)	(3.3)	71	1.4

Total consolidated UGC	$393,958	$267,492	$126,466	NM	NM	NM

NM — Not Meaningful

     General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
     UPC Broadband. UPC Broadband’s SG&A expenses increased $50,959,000 and $102,280,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $32,359,000 and $65,061,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s SG&A expenses increased $11,432,000 or 11.1% and $22,286,000 or 11.4% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to:
(i)	An increase in sales and marketing expenses and commissions of $7,740,000 and $15,665,000 during the three and six month periods, respectively, reflecting the cost of marketing campaigns and the greater number of gross subscriber additions for data and telephony services;

(ii)	An increase in salaries and other staff related costs of $2,506,000 and $5,801,000 during the three and six month periods, respectively, reflecting increased staffing levels in sales and marketing and information technology functions, as well as annual wage increases; and

(iii)	Increases in consulting and contractor costs of $2,618,000 during the six month period, reflecting an increased level of support for certain information technology projects, as well as professional advisor fees with respect to compliance with the Sarbanes-Oxley Act of 2002 partially offset by lower legal fees. Such consulting and contractor costs remained relatively constant over the 2005 and 2004 three month periods.
     Chile (VTR). VTR’s SG&A expenses increased $11,540,000 and $15,090,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Metrópolis acquisition accounted for approximately $5,263,000 of each such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $3,989,000 or 21.3% and $7,388,000 or 19.6% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily due to an overall increase in costs as a result of growth in VTR’s customer base. More specifically, increases in (i) marketing, advertising and commission costs incurred in connection with VTR’s efforts to add customers and (ii) labor and other administrative costs accounted for most of these increases, with each factor having a somewhat equal effect. The net effect of other individually insignificant factors also contributed to these increases.

   Operating Cash Flow of our Reportable Segments
     Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, impairment of long-lived assets and restructuring and other charges). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 11 to the accompanying condensed consolidated financial statements. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

Operating Cash Flow of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$85,344	$86,129	$(785)	(0.9)	$(4,384)	(5.1)
France	21,265	1,470	19,795	1346.6	19,711	1340.9
Austria	34,899	30,493	4,406	14.4	2,836	9.3
Other Western Europe	41,832	23,364	18,468	79.0	16,899	72.3

Total Western Europe	183,340	141,456	41,884	29.6	35,062	24.8

Hungary	27,251	19,956	7,295	36.6	5,827	29.2
Other Central and Eastern Europe	34,547	23,224	11,323	48.8	7,360	31.7

Total Central and Eastern Europe	61,798	43,180	18,618	43.1	13,187	30.5

Total Europe (UPC Broadband)	245,138	184,636	60,502	32.8	48,249	26.1

Chile (VTR)	35,283	23,987	11,296	47.1	8,659	36.1
Corporate and other	(4,238)	(12,324)	8,086	65.6	7,874	63.9

Total	$276,183	$196,299	$79,884	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$190,674	$177,181	$13,493	7.6	$4,752	2.7
France	46,407	4,084	42,323	1036.3	42,003	1028.5
Austria	71,104	62,051	9,053	14.6	5,771	9.3
Other Western Europe	74,261	44,897	29,364	65.4	26,018	58.0

Total Western Europe	382,446	288,213	94,233	32.7	78,544	27.3

Hungary	55,782	40,133	15,649	39.0	11,237	28.0
Other Central and Eastern Europe	70,062	46,006	24,056	52.3	15,070	32.8

Total Central and Eastern Europe	125,844	86,139	39,705	46.1	26,307	30.5

Total Europe (UPC Broadband)	508,290	374,352	133,938	35.8	104,851	28.0

Chile (VTR)	65,958	49,017	16,941	34.6	13,970	28.5
Corporate and other	(18,733)	(22,786)	4,053	17.8	4,075	17.9

Total	$555,515	$400,583	$154,932	NM	NM	NM

     NM — Not Meaningful

     For a discussion of the factors contributing to the changes in operating cash flow of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses. Certain details of the operating cash flow of our corporate and other category are set forth in the tables below:

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$5,347	$(3,533)	$8,880	251.3	$8,572	242.6
Corporate costs	(9,585)	(8,791)	(794)	(9.0)	(698)	(7.9)

Total corporate and other	$(4,238)	$(12,324)	$8,086	65.6	$7,874	63.9

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$10,006	$(5,070)	$15,076	297.4	$14,654	289.0
Corporate costs	(28,739)	(17,716)	(11,023)	(62.2)	(10,579)	(59.7)

Total corporate and other	$(18,733)	$(22,786)	$4,053	17.8	$4,075	17.9

     The increase in corporate costs (and the corresponding decrease in operating cash flow) during the six months ended June 30, 2005 primarily is due to costs incurred by UGC in connection with the LGI Combination. Such costs aggregated $7,090,000 and $10,097,000 during the three and six month periods, respectively.
Discussion and Analysis of our Historical Operating Results
  General
     As noted above, the effects of the May 1, 2005 consolidation of NTL Ireland, and other acquisitions have affected the comparability of our results of operations during the 2005 and 2004 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, are primarily attributable to the effects of these transactions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.
  Revenue
     Our total consolidated revenue increased $277,954,000 and $528,898,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidation of NTL Ireland accounted for $175,124,000 and $311,600,000, respectively of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $60,676,000 or 11.0% and $132,432,000 or 12.1% during the three and six month periods, respectively, as compared to the corresponding prior year periods. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

  Operating expense
     Our total consolidated operating expense increased $134,288,000 and $247,500,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidation of NTL Ireland accounted for $90,146,000 and $157,884,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $27,288,000 or 12.6% and $55,826,000 or 13.0% during the three and six month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs, (ii) programming costs, (iii) interconnect costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.
   SG&A expense
     Our total consolidated SG&A expense increased $63,782,000 and $126,466,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidation of NTL Ireland accounted for $42,967,000 and $80,536,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $10,904,000 or 7.9% and $27,480,000 or 10.3% during the three and six month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing, advertising and commissions and (ii) labor costs. The increases in our marketing, advertising and commissions expenses primarily are attributable to our efforts to increase our RGUs. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.
     Stock-based compensation charges (credits)
     A summary of our stock-based compensation charges (credits) is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Stock appreciation rights	$11,241	$2,841	$20,276	$14,284
Stock options	9,698	(12,977)	7,160	37,432
Other	1,887	—	4,128	—

	$22,826	$(10,136)	$31,564	$51,716

     We record stock-based compensation that is associated with LGI common stock and certain other subsidiary common stock. As a result of adjustments to certain terms of UGC stock incentive awards in connection with our rights offering in February 2004, substantially all of the former UGC incentive awards are accounted for as variable-plan awards. The stock-based compensation expense for the six months ended June 30, 2004 includes a $50,409,000 charge to reflect a change from fixed-plan accounting to variable-plan accounting in connection with modifications to the terms of UGC stock options in connection with UGC’s February 2004 rights offering. Other fluctuations in our stock-based compensation expense during the three and six month periods are largely a function of changes in the market price of the underlying common stock. Due to the use of variable-plan accounting for most of our stock incentive awards, stock-based compensation expense with respect to such stock incentive awards is subject to adjustment in future periods based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised. For additional information concerning stock-based compensation, see note 2 to the accompanying condensed consolidated financial statements.

   Impairment of Long-Lived Assets
     During the second quarter of 2004, we recorded a $16,623,000 charge to reflect the impairment of certain telecommunications assets in Norway.
   Depreciation and amortization
     Depreciation and amortization expense increased $25,353,000 and $34,558,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of acquisitions and the consolidation of NTL Ireland and the effects of foreign currency exchange rate fluctuations, depreciation and amortization expense decreased $40,457,000 and $79,326,000 during the three and six months ended June 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to (i) the impact of certain of UGC’s information technology and other assets becoming fully depreciated during the last half of 2004 and (ii) the impact during the 2004 periods of the acceleration of the depreciation of certain customer premises equipment that was targeted for replacement.
   Interest expense
     Interest expense decreased $5,264,000 and $4,818,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, interest expense decreased $2,814,000 and $4,993,000, during the three and six months ended June 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. These increases are the net result of (i) a decrease associated with a lower weighted average interest rate on borrowings under the UPC Broadband Holding Bank Facility, and (ii) an increase associated with the issuance of the UGC Convertible Notes in April 2004.
   Interest and dividend income
     Interest and dividend income decreased $2,785,000 and increased $958,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The three month decrease is due primarily to a decrease in our consolidated cash balance resulting in lower interest income compared to the prior period.
Share of earnings (losses) of affiliates, net
     The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Telenet	$(5,931)	$—	$(11,870)	$—
Austar United	2,853	(69)	5,124	(1,677)
IPS	1,671	1,283	3,145	2,721
Melita	819	685	1,792	(759)
Metrópolis	—	(1,943)	(6,782)	(5,224)
Other	(441)	1,583	(1,600)	984

	$(1,029)	$1,539	$(10,191)	$(3,955)

   Realized and unrealized gains on derivative instruments, net
     The details of our realized and unrealized gains on derivative instruments, net are as follows for the indicated interim periods:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$75,627	$6,351	$95,807	$2,326
Embedded derivatives	(7,552)	60,360	47,607	60,360
CCC put right	(1,237)	—	(1,237)	—

	$66,838	$66,711	$142,177	$62,686

     The increase in the unrealized gains on the UPC Broadband Holding cross currency and interest rate swaps and caps is attributable to the net effect of (i) larger notional amounts during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods, (ii) market movements with respect to the appreciation of the U.S. dollar exchange rate compared to the euro that caused the value of these contracts to increase, and (iii) market movements with respect to lower interest rates which decreased the market value of the contracts.
     The unrealized gains (losses) reported for the embedded derivatives primarily relate to a derivative that is embedded in the UGC Convertible Notes. For additional information, see note 8 to the accompanying condensed consolidated financial statements.
Foreign currency transaction losses, net
     The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
U.S. dollar debt issued by our European subsidiaries	$(139,463)	$—	$(181,155)	$—
Euro denominated debt issued by UGC	34,216	(3,463)	53,095	(3,463)
Euro denominated cash held by UGC	(3,308)	(2,877)	(18,216)	(11,425)
Intercompany notes denominated in a currency other than the entities’ functional currency	3,617	3,809	(3,391)	(7,277)
Other	(4,641)	(2,676)	(8,044)	(4,894)

Total	$(109,579)	$(5,207)	$(157,711)	$(27,059)

   Gain (loss) on extinguishment of debt
     We recognized a gain (loss) on extinguishment of debt of ($12,631,000) and $35,787,000 during the six months ended June 30, 2005 and 2004, respectively. The 2005 loss represents the write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. The 2004 gain includes a $31,916,000 gain recognized in connection with the first quarter 2004 consummation of the plan of reorganization of UPC Polska, Inc., an indirect subsidiary of UGC.
Gains (losses) on disposition of assets, net
     We recognized gains (losses) on disposition of assets, net of nil and ($463,000) during the three months ended June 30, 2005 and 2004, respectively, and $28,300,000 and ($417,000) during the six months ended June 30, 2005 and 2004, respectively. The 2005 amounts include a $28,186,000 gain on the January 2005 sale of our investment in EWT.

   Income tax expense
     We recognized income tax benefit (expense) of ($28,634,000) and ($4,534,000) during the six months ended June 30, 2005 and 2004, respectively. The tax expense for the six months ended June 30, 2005 differs from the expected tax benefit of $29,163,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions, (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments and the UGC Convertible Notes, and (iv) the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate. The tax expense for the six months ended June 30, 2004 differs from the expected tax benefit of $66,616,000 (based on the U.S. federal 35% income tax rate) primarily due to an increase in valuation allowances against deferred tax assets, primarily in certain European tax jurisdictions.

Liquidity and Capital Resources
   Sources and Uses of Cash
     Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally do not expect to access the resources of our operating subsidiaries or business affiliates. In this regard, we and each of our operating subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, we discuss separately below our corporate level and our subsidiary level current and future liquidity. Following the discussion of our sources and uses of liquidity, we present a discussion of our condensed consolidated cash flow statements.
   Corporate Liquidity
     The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2005 are set forth in the following table (amounts in thousands):

Cash and cash equivalents held by:
UGC and its non-operating subsidiaries	$171,184
UPC Broadband	230,976
VTR	27,126
Other operating subsidiaries	25,650

Total cash and cash equivalents	$454,936

     The cash and cash equivalent balances held by UGC and its non-operating subsidiaries of $171,184,000, together with $29,357,000 of short term liquid investments that are available to UGC, represent available liquidity at the corporate level. Our remaining unrestricted cash and cash equivalents of $283,752,000 at June 30, 2005 were held by our operating subsidiaries as set forth in the table above. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments and derivative instruments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
     We believe that our current sources of liquidity are sufficient to meet our known liquidity and capital needs through 2006. However, in the event a major investment or acquisition opportunity were to arise, it is possible that we would be required to seek additional capital in order to consummate any such transaction.
     Our primary uses of cash have historically been investments in affiliates and acquisitions of consolidated businesses. We intend to continue expanding our collection of international broadband and programming assets. Accordingly, our future cash needs might include funding for acquisitions of consolidated business, additional investments in and loans to existing affiliates, funding new investment opportunities, and funding our corporate general and administrative expenses and interest payments on the UGC Convertible Notes.
     UGC has issued €500.0 million ($604.7 million) principal amount of 1 3/4% euro-denominated UGC Convertible Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. For additional information, see note 8 to the condensed consolidated financial statements.

   Subsidiary Liquidity
     UPC Broadband. At June 30, 2005, UPC Broadband held cash and cash equivalents of $230,976,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, UPC Broadband’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
     At June 30, 2005, UPC Broadband’s debt included outstanding euro denominated borrowings under three Facilities aggregating $2,044,026,000 in equivalent U.S. dollars and U.S. dollar denominated borrowings under two Facilities aggregating $1,775,000,000. Two additional euro denominated Facilities under the UPC Broadband Holding Bank Facility provide up to €1 billion ($1,209 million) of aggregate borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the most recent covenant compliance calculations submitted to the lenders, the aggregate amount that was available for borrowing under these Facilities at June 30, 2005 was approximately €533 million ($644.7 million). As a result of scheduled changes in required covenants at December 31, 2005 and future compliance dates, the ability of UPC Broadband Holding to maintain or increase the borrowing availability under these Facilities is dependent on its ability to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility) through acquisitions or otherwise, or reduce its senior debt. For additional information, see note 8 to the accompanying condensed consolidated financial statements.
     On February 10, 2005, we acquired 100% of the shares in Telemach, a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000) in cash.
     In April 2005, a subsidiary of UPC Broadband Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France for €90,105,000 ($115,950,000 at the transaction date) in cash.
     On May 9, 2005, UPC Ireland, a subsidiary of UPC, entered into certain agreements that provide for UPC Ireland’s acquisition of MS Irish Cable from MSDW Equity if regulatory approval is obtained. MS Irish Cable acquired NTL Ireland on May 9, 2005 for total purchase consideration of €347,441,000 ($446,238,000) at May 9, 2005) including direct acquisition costs. On that date, UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland and MS Irish Cable’s working capital needs pursuant to a loan agreement (the Loan Agreement). Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty. As we are responsible for any losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we were required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. For additional information, see note 4 to the accompanying condensed consolidated financial statements.
     On July 22, 2005, UGC Europe B.V., a subsidiary of UPC, reached an agreement to acquire Astral, a broadband telecommunications operator in Romania, from a group of Romanian entrepreneurs, foreign investors and AIG New Europe Fund, Astral. We will acquire 100% of the shares of Astral for a cash purchase price of $404.5 million. To the extent that the transaction has not closed by September 22, 2005, the cash purchase price is subject to upward adjustments of $3.6 million during the first 30-day period, $4.0 million during the second 30-day period, and $4.4 million during the third and all subsequent 30-day periods beginning after that date. The transaction, which is subject to approval by the Romanian competition authorities and customary closing conditions, is expected to close in the fourth quarter of 2005.
     On July 29, 2005, UPC Holdings issued €500 million ($607 million at July 29, 2005) principal amount of Senior Notes due 2014. The Senior Notes mature on January 15, 2014 and bear interest at a rate of 7.75% per annum. The net proceeds will be used for general corporate purposes. The Senior Notes are secured by a first ranking pledge of all shares of UPC Holding.
     For information concerning UPC Broadband’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
     We believe that UPC Broadband’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow UPC Broadband’s business through acquisitions, we believe that UPC Broadband may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
     VTR. At June 30, 2005, VTR held cash and cash equivalents of $27,126,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, VTR’s sources of liquidity include borrowing availability under its existing credit facility, if any, and its operating cash flow.
     On April 13, 2005, VTR completed its previously announced merger with Metrópolis, a Chilean broadband distribution company in Chile. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by CCC. As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR purchased certain indebtedness owed by Metrópolis to CCI in the amount of ChP6,067,204,167 ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is being exercisable beginning on April 13, 2006 and ending on April 13, 2015. As consideration for LMI’s interest in Metrópolis, (i) VTR issued a $100.0 million promissory note to LMI, such note bears interest at 5% per annum and is due and payable on April 13, 2009, and (ii) VTR purchased certain indebtedness owed by Metrópolis to LMI in the amount of ChP6,067,204,167 ($10,533,000).
     At June 30, 2005, the aggregate amount outstanding pursuant to the VTR Bank Facility was ChP 90.1045 billion ($155,745,000). Subsequent to June 30, 2005, VTR used ChP14.7238 billion ($25,456,000 at the transaction date) of additional borrowings under the VTR Bank Facility together with existing cash, to repay a $26 million promissory note to a third party that was due on July 3, 2005. Other than the amount borrowed in July 2005 to repay the promissory note, the VTR Bank facility did not provide for any additional borrowing availability at June 30, 2005. For additional information, see note 8 to the accompanying condensed consolidated financial statements.
     For information concerning VTR’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below. We believe that VTR’s existing sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow VTR’s business through acquisitions, we believe that VTR may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
     Other Subsidiaries. Certain of our consolidated businesses other than UPC Broadband and VTR completed transactions that affected our liquidity during the first six months of 2005.
     In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of $50,000,000 in cash and 351,111 shares of LGI Series A common stock valued at $14,973,000. We incurred $2,154,000 of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
     In January 2005, we sold our indirect 28.7% interest in EWT, which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($36,284,000) in cash. We received €27,000,000 ($32,656,000) of the sale price in January 2005, and we received the remainder in June 2005.

   Condensed Consolidated Cash Flow Statements
     Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
     During the six months ended June 30, 2005, we used net cash provided by our operating activities of $320,253,000, net cash provided by financing activities of $101,020,000 and a portion of our existing cash and cash equivalent balances of $574,057,000 (excluding a $69,572,000 decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $925,758,000.
     The net cash used by our investing activities during the six months ended June 30, 2005 includes cash paid for acquisitions of $701,913,000, capital expenditures of $378,959,000, net proceeds received upon dispositions of $39,067,000, and the net effect of other less significant sources and uses of cash.
     UPC Broadband and VTR accounted for $311,610,000 and $43,977,000, respectively of our consolidated capital expenditures during the six months ended June 30, 2005, and $146,524,000 and $15,409,000, respectively, during the six months ended June 30, 2004. We expect the 2005 capital expenditures of UPC Broadband and VTR to continue to significantly exceed the comparable prior year amounts throughout 2005 due primarily to: (i) costs for customer premises equipment as we expect to add more customers in 2005 than in 2004; (ii) increased expenditures for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as our plan to invest more aggressively in digital television in certain locations and our launch of VoIP in major markets in Europe and in Chile; and (iv) other factors such as improvements to our master telecom center in Europe, information technology upgrades and expenditures for UGC’s general support systems. In future periods, we expect UPC Broadband and VTR to continue to focus on increasing the penetration of services in their existing upgraded footprint and efficiently deploying capital aimed at services that result in positive net cash flows.
     During the six months ended June 30, 2005, the cash provided by our financing activities was $101,020,000. Such amount includes borrowings net of repayments of debt and capital lease obligations of $142,276,000.

   Off Balance Sheet Arrangements
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
     Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
     As further described in note 4 to the accompanying condensed consolidated financial statements, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has a corresponding call right.
     In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair market value, subject to a $140 million floor price, and its debt interest in VTR at par plus unpaid interest. We have reflected the $12,992,000 fair value of this put obligation at June 30, 2005 in other long-term liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 4 to the accompanying condensed consolidated financial statements.
     For a description of our contingent liabilities related to certain legal proceedings, see note 10 to the accompanying condensed consolidated financial statements.
     We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.
     In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

   Contractual Commitments
     As of June 30, 2005, the U.S. dollar equivalent (based on June 30, 2005 exchange rates) of our consolidated contractual commitments, classified by their currency denomination, are as follows:

	Payments due during:
	Six months
	ended
	December 31,	Year ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
		amounts in thousands
Debt (excluding interest):
U.S. dollar	$26,039	$220	$—	$—	$2,625	$1,772,375	$1,801,259
Euro	3,383	3,495	712	658	1,424	2,716,508	2,726,180
Other	53	23,362	31,149	31,149	32,707	37,379	155,799

	29,475	27,077	31,861	31,807	36,756	4,526,262	4,683,238

Capital leases (excluding interest):
Euro	2,542	2,810	2,765	3,000	3,289	27,178	41,584
Other	139	429	—	—	—	—	568

	2,681	3,239	2,765	3,000	3,289	27,178	42,152

Operating leases:
U.S. dollar	317	160	7	—	—	—	484
Euro	48,511	80,760	74,037	54,035	44,239	144,117	445,699
Other	2,637	4,024	3,477	3,451	3,447	3,397	20,433

	51,465	84,944	77,521	57,486	47,686	147,514	466,616

Programming and other purchase obligations:
U.S. dollar	—	—	—	—	—	—	—
Euro	86,574	27,756	25,248	19,145	9,323	18,056	186,102
Other	9,348	18,695	—	—	—	—	28,043

	95,922	46,451	25,248	19,145	9,323	18,056	214,145

Other commitments:
Euro	40,473	12,806	10,522	8,315	8,095	29,172	109,383
Other	—	—	—	—	—	—	—

	40,473	12,806	10,522	8,315	8,095	29,172	109,383

Total:
U.S. dollar	26,356	380	7	—	2,625	1,772,375	1,801,743
Euro	181,483	127,627	113,284	85,153	66,370	2,935,031	3,508,948
Other	12,177	46,510	34,626	34,600	36,154	40,776	204,843

	$220,016	$174,517	$147,917	$119,753	$105,149	$4,748,182	$5,515,534

Projected cash interest payments on debt and capital lease obligations*	$167,321	$333,819	$331,813	$326,942	$322,059	$527,132	$2,009,086

*	Based on interest rates and contractual maturities in effect as of June 30, 2005.

     Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations consist of commitments to purchase customer premises equipment that are enforceable and legally binding on us.
     Other commitments consist of commitments to rebuild or upgrade cable systems, extend the cable network to new developments, and perform network maintenance and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.
     In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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
Cash and Investments
     We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser degree, other currencies. At June 30, 2005, we held cash balances of $216,646,000 that were denominated in euros. These euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
     We are also exposed to market price fluctuations related to our investments in equity securities. At June 30, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $634,501,000.
Foreign Currency Risk
     We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro as 62% of our U.S. dollar revenue during the six months ended June 30, 2005 was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Chilean peso, the Hungarian Forint and other local currencies in Europe. We generally do not enter into derivative transactions that are designed to reduce our long-term exposure to foreign currency exchange risk.

     The relationship between the euro, Chilean peso and the Hungarian forint and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2005	2004

Euro	0.8268	0.7333
Chilean peso	578.54	559.19
Hungarian forint	204.45	180.59

Average rates:	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Euro	0.7929	0.8301	0.7768	0.8141
Chilean peso	581.95	629.10	580.19	607.30
Hungarian forint	197.96	209.25	188.38	208.57
   Inflation and Foreign Investment Risk
     Certain of our operating companies operate in countries where the rate of inflation is higher than that in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material. Our foreign operating companies are all directly affected by their respective countries’ government, economic, fiscal and monetary policies and other political factors.
   Interest Rate Risks
     We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding. UPC Broadband Holding has entered into various derivative transactions pursuant to its policies to manage exposure to movements in interest rates. UPC Broadband Holding uses interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UPC Broadband Holding also uses interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable it to otherwise pay lower market rates. UPC Broadband Holding manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UPC Broadband Holding to losses in the event of nonperformance, UPC Broadband Holding does not expect such losses, if any, to be significant.
     UPC Broadband Holding Cross-Currency Swaps — In June 2003, UPC Broadband Holding entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped to euros at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR (London Inter Bank Offer Rate) interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C of the UPC Broadband Holding Bank Facility (see note 8) in December 2004, UPC Broadband Holding paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remaining notional amount of $176,020,000 was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Holding Bank Facility in March 2005, when this swap was terminated.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in December 2004, UPC Broadband Holding entered into a seven year cross-currency and interest rate swap pursuant to which a notional amount of $525 million was swapped to euros at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of U.S.

dollar LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in March 2005, UPC Broadband Holding entered into a seven and a half year cross-currency and interest rate swap pursuant to which a notional amount of $1.250 billion was swapped to euros at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into a fixed rate (including margin) of 6.06%.
     UPC Broadband Holding Interest Rate Swaps — In March 2005, UPC Broadband Holding: (i) entered into a five-year interest rate swap pursuant to which a notional amount of €1.0 billion ($1,209 million) was swapped into a fixed interest rate (excluding margin) of 3.28% from July 2005 until April 2010; (ii) entered into an interest rate swap pursuant to which a notional amount of €525 million ($635 million) was swapped into a fixed interest rate (excluding margin) of 2.26% from April through December 2005; and (iii) entered into an interest rate swap pursuant to which a notional amount of €550 million ($665 million) was swapped into a fixed interest rate (excluding margin) of 2.3% from July through December 2005.
     In June 2005 UPC Broadband Holding entered into an interest rate swap pursuant to which a notional amount of €500 million ($605 million) was swapped into a fixed rate (excluding margin) of 2.96% from January 2006 through October 2012.
     UPC Broadband Holding Interest Rate Caps — During the first and second quarter of 2004, UPC Broadband Holding purchased interest rate caps for a total cost of $21,442,000 capping the variable interest rate excluding margin at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totalling €2.4 billion ($2,903 million) to €2.6 billion ($3,145 million) for 2005 and €1 billion ($1,209 million) to €1.5 billion ($1,814 million) for 2006.
     In March 2005 UPC Broadband Holding purchased interest rate caps that capped the variable EURIBOR interest rate excluding margin at 3.5% on a notional amount of €750.0 million ($907 million) for 2007.
     Weighted Average Variable Interest Rate — At June 30, 2005, the weighted-average interest rate (including margin) on variable rate indebtedness of our consolidated subsidiaries was approximately 5.7%. Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $10,095,000.
   Derivative Instruments
     The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to both LGI’s Series A common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statement of operations. During the six months ended June 30, 2005, we recognized an unrealized gain on the embedded equity derivative of $47,298,000. The U.S. dollar equivalents of the fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Debt host contract	$434,586	$462,164
Embedded equity derivative	146,347	193,645

	$580,933	$655,809

     In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair market value, subject to a $140 million floor price, and its debt interest in VTR at par plus unpaid interest. For additional information, see note 4 to the accompanying condensed consolidated financial statements.
   Credit Risk
     In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

ITEM 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures
     In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2005, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. We began consolidating the financial results of MS Irish Cable and its subsidiary, NTL Ireland, effective May 1, 2005, pursuant to the requirements of FIN 46(R). Because we do not control MS Irish Cable, our disclosure controls and procedures with respect to information regarding MS Irish Cable also are more limited than those for consolidated subsidiaries we control.
(c)	Changes in internal control over financial reporting
     As discussed in Item 9A. Controls and Procedures in our Form 10-K/A, as of December 31, 2004, we identified a material weakness in our internal controls over financial reporting related to the accounting for complex financial instruments. During the second quarter of 2005, we have taken steps to remediate this material weakness by enhancing the guidance in the company’s accounting policy manual around accounting for complex financial instruments and adding additional layers of review within the treasury process and the accounting process.
     We believe these changes remediate the material weakness relating to the accounting for complex financial instruments; however we have not yet tested the operating effectiveness of the controls. Accordingly, we will continue to monitor the effectiveness of the internal controls over financial reporting related to accounting for complex financial instruments and will make any further changes management determines appropriate.
     Except as described above, no change in our internal control over financial reporting occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information included under the heading “Legal Proceedings” in note 10 to the unaudited condensed consolidated financial statements in Part I — Financial Information, Item 1. — Financial Statements is incorporated in this Item 1. — Legal Proceedings by this reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 14, 2005, we held a Special Meeting of Stockholders. At this meeting, the following matter was submitted to a vote of UGC’s stockholders:
     A proposal (which we refer to as the merger proposal) to adopt the Agreement and Plan of Merger, dated as of January 17, 2005, among us, LMI, LGI and two subsidiaries of LGI, pursuant to which, among other things, LMI and our company became wholly owned subsidiaries of LGI was approved at the special meeting. In addition to the general stockholder approval, the proposal was approved by a majority of the aggregate voting power of the outstanding shares of UGC common stock, exclusive of shares beneficially owned by LMI, LMC or their respective subsidiaries or by the respective executive officers or directors of LMI, LMC or us. The transaction contemplated by the merger proposal was consummated on June 15, 2005.
     Below is a table setting forth the voting results with respect to each vote on the merger proposal:

				Broker
Matter	Votes For	Votes against	Abstentions	Non-Votes
Merger Proposal —
General Vote	4,153,038,463	59,832,091	3,939,766	—
Merger Proposal —
Minority Vote	214,932,776	59,832,091	3,939,766	—
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4	Instruments Defining the Rights of Security Holders:

4.1	First Supplemental Indenture, dated as of May 24, 2005, between UnitedGlobalCom, Inc. (“UGC”) and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated May 24, 2005 (File No. 000-49658)).

4.2	Second Supplemental Indenture, dated as June 15, 2005, among LGI, UGC and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated June 15, 2005 (file No. 000-49658)).

4.3	Notice of Merger and Conversion Period delivered to holders of UGC’s 1-3/4% Convertible Senior Notes due April 15, 2024 (incorporated by reference to Exhibit 99.1 to UGC’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658)).

10	Material Contracts

10.1	Letter Agreement, dated May 20, 2005, between Liberty Media International, Inc. (“LMI”) and UGC with respect to Office Lease (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated May 20, 2005 (file No. 000-49658)).

10.2	Purchase and Contribution Agreement, dated April 13, 2005, among VTR GlobalCom S.A., Liberty Comunicaciones de Chile Uno Ltda., and Cristalerías de Chile S.A., including as an exhibit thereto the Form of Guaranty between LMI and Cristalerías de Chile S.A. (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.3	Assignment of Credits, dated April 13, 2005, from Liberty Comunicaciones de Chile Uno Ltda. to VTR GlobalCom S.A. [English Translation] (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.4	Notary Record of the Purchase and Sale of Shares Issued by Metrópolis-Intercom S.A., dated April 13, 2005, executed by Jose Musalem Saffie in his capacity as Notary Public and Holder of Title to the 48th Notarial Office in and for Santiago, Chile [English Translation] (incorporated by reference to Exhibit 10.3 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.5	Agreement, dated April 13, 2005, between UGC and Liberty Media International Holdings, LLC (incorporated by reference to Exhibit 10.4 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.6	Agreement, dated April 13, 2005, between UGC and LMI (“LMI-United Agreement”) (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.7	Put Agreement, dated April 13, 2005, between UGC and Cristalerías de Chile S.A. (referenced in the LMI-United Agreement) (incorporated by reference to Exhibit 10.6 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.8	Dispute Resolution Agreement, dated April 13, 2005, among United Chile, Inc., United Chile Ventures Inc., VTR GlobalCom S.A., Liberty Comunicaciones de Chile Uno Ltda., Cristalerías de Chile S.A. and CristalChile Inversiones, S.A. (incorporated by reference to Exhibit 10.7 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Certification of President and Chief Executive Officer.*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer).*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer).*

32	Section 1350 Certification.*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM, INC.

Date: August 11, 2005	By:	/s/ MICHAEL T. FRIES

Michael T. Fries
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ CHARLES H.R. BRACKEN

Charles H.R. Bracken
Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2005	By:	/s/ BERNARD G. DVORAK

Bernard G. Dvorak
Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
4	Instruments Defining the Rights of Security Holders:

4.1	First Supplemental Indenture, dated as of May 24, 2005, between UnitedGlobalCom, Inc. (“UGC”) and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated May 24, 2005 (File No. 000-49658)).

4.2	Second Supplemental Indenture, dated as June 15, 2005, among LGI, UGC and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated June 15, 2005 (file No. 000-49658)).

4.3	Notice of Merger and Conversion Period delivered to holders of UGC’s 1-3/4% Convertible Senior Notes due April 15, 2024 (incorporated by reference to Exhibit 99.1 to UGC’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658)).

10	Material Contracts

10.1	Letter Agreement, dated May 20, 2005, between Liberty Media International, Inc. (“LMI”) and UGC with respect to Office Lease (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated May 20, 2005 (file No. 000-49658)).

10.2	Purchase and Contribution Agreement, dated April 13, 2005, among VTR GlobalCom S.A., Liberty Comunicaciones de Chile Uno Ltda., and Cristalerías de Chile S.A., including as an exhibit thereto the Form of Guaranty between LMI and Cristalerías de Chile S.A. (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.3	Assignment of Credits, dated April 13, 2005, from Liberty Comunicaciones de Chile Uno Ltda. to VTR GlobalCom S.A. [English Translation] (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.4	Notary Record of the Purchase and Sale of Shares Issued by Metrópolis-Intercom S.A., dated April 13, 2005, executed by Jose Musalem Saffie in his capacity as Notary Public and Holder of Title to the 48th Notarial Office in and for Santiago, Chile [English Translation] (incorporated by reference to Exhibit 10.3 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.5	Agreement, dated April 13, 2005, between UGC and Liberty Media International Holdings, LLC (incorporated by reference to Exhibit 10.4 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.6	Agreement, dated April 13, 2005, between UGC and LMI (“LMI-United Agreement”) (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.7	Put Agreement, dated April 13, 2005, between UGC and Cristalerías de Chile S.A. (referenced in the LMI-United Agreement) (incorporated by reference to Exhibit 10.6 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

10.8	Dispute Resolution Agreement, dated April 13, 2005, among United Chile, Inc., United Chile Ventures Inc., VTR GlobalCom S.A., Liberty Comunicaciones de Chile Uno Ltda., Cristalerías de Chile S.A. and CristalChile Inversiones, S.A. (incorporated by reference to Exhibit 10.7 to UGC’s Current Report on Form 8-K dated April 13, 2005 (File No. 000-49658)).

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Certification of President and Chief Executive Officer.*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer).*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer).*

32	Section 1350 Certification.*

*	Filed herewith