Form 10-Q
period 2005-09-30
UNITEDGLOBALCOM INC
filed 2005-11-14
CIK 1134061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(303) 220-6600
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑*
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of outstanding shares of UnitedGlobalCom, Inc.’s common stock as of November 3, 2005 was:
Class A common stock 412,191,820 shares;
Class B common stock 11,165,777 shares; and
Class C common stock 379,603,223 shares.

*	The Registrant is no longer filing on an accelerated basis as a result of the merger pursuant to which it became a wholly-owned subsidiary of Liberty Global, Inc.

UNITEDGLOBALCOM, INC.
INDEX

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004, the Three Months Ended September 30, 2005, the Six Months Ended June 30, 2005 and the Nine Months Ended September 30, 2004 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2005 and 2004, the Three Months Ended September 30, 2005, the Six Months Ended June 30, 2005 and the Nine Months Ended September 30, 2004 (unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2005 and the Three Months Ended September 30, 2005 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005, the Six Months Ended June 30, 2005 and the Nine Months Ended September 30, 2004 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	42
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	67
ITEM 4.	CONTROLS AND PROCEDURES	71
PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	71
ITEM 6.	EXHIBITS	72
Bylaws of the Registrant
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-Chief Financial Officer
Certification of Senior Vice President and Co-Chief Financial Officer
Section 1350 Certification

UNITEDGLOBALCOM, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination

	September 30,	December 31,
	2005	2004

	(Note 1)	(As restated —
		Note 4)
	Amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$1,414,849	$1,028,993
Trade receivables, net	180,259	184,222
Other receivables, net	74,121	134,110
Available-for-sale investment, net	326,160	—
Other current assets	318,092	191,130

Total current assets	2,313,481	1,538,455
Investments in affiliates, accounted for using the equity method (note 5)	470,496	403,134
Other investments	10,331	262,091
Property and equipment, net (note 7)	4,404,122	4,193,095
Goodwill (note 7)	4,392,255	2,170,705
Intangible assets not subject to amortization	62,274	67,224
Intangible assets subject to amortization, net (note 7)	612,163	377,948
Deferred tax assets	53,333	64,643
Other assets, net	265,324	131,757

Total assets	$12,583,779	$9,209,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,223	$345,535
Accrued liabilities and other	644,885	601,210
Deferred and advance payments from subscriber and others	300,172	332,765
Notes payable to parent	99,190	108,414
Current portion of debt and capital lease obligations (note 8)	112,622	34,325

Total current liabilities	1,466,092	1,422,249
Long-term debt and capital lease obligations (note 8)	5,433,208	4,818,583
Notes payable, related party	32,525	—
Deferred tax liabilities	66,275	33,743
Other long-term liabilities	429,122	341,360

Total liabilities	7,427,222	6,615,935

Commitments and contingencies (note 9)
Minority interests in subsidiaries	216,206	96,378
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; nil shares issued and outstanding	—	—
Class A common stock, $.01 par value. Authorized 1,000,000,000 shares; issued and outstanding 412,191,820 and 413,206,357 shares at September 30, 2005 and December 31, 2004, respectively	4,122	4,132
Class B common stock, $.01 par value. Authorized 1,000,000,000 shares; issued and outstanding 11,165,777 shares	112	112
Class C common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 379,603,223 shares	3,796	3,796
Additional paid-in capital	5,187,068	2,726,767
Accumulated deficit	(259,651)	(364,669)
Accumulated other comprehensive earnings, net of taxes	72,504	204,296
Deferred compensation	(10,708)	(1,851)
Investment in parent stock	(56,892)	—
Treasury stock, at cost	—	(75,844)

Total stockholders’ equity	4,940,351	2,496,739

Total liabilities and stockholders’ equity	$12,583,779	$9,209,052

The accompanying notes are an integral part of the these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	UGC	UGC	UGC	UGC
	Post-LGI	Pre-LGI	Post-LGI	Pre-LGI
	Combination	Combination	Combination	Combination

	Three Months Ended		Three Months	Six Months	Nine Months
	September 30,		Ended	Ended	Ended
			September 30,	June 30,	September 30,
	2005	2004	2005	2005	2004

	(Note 1)	(As restated —			(As restated —
		Note 4)	(Note 1)		Note 4)
	Amounts in thousands
Revenue (note 10)	$847,261	$678,586	$847,261	$1,627,911	$1,777,599
Operating costs and expenses:
Operating (other than depreciation) (note 10)	361,945	273,272	361,945	678,438	704,210
Selling, general and administrative (SG&A) (note 10)	187,286	158,408	187,286	393,958	425,900
Stock-based compensation expense — primarily SG&A (note 2)	42,898	12,178	42,898	31,564	63,894
Depreciation and amortization (note 7)	263,483	243,169	263,483	469,829	678,440
Impairment, restructuring and other operating charges (credits)	(2,851)	1,816	(2,851)	(2,298)	27,347

	852,761	688,843	852,761	1,571,491	1,899,791

Operating income (loss)	(5,500)	(10,257)	(5,500)	56,420	(122,192)

Other income (expense):
Interest expense (note 8)	(123,908)	(65,637)	(123,908)	(146,734)	(217,189)
Interest and dividend income	5,709	5,380	5,709	12,481	16,903
Share of earnings (losses) of affiliates, net (note 5)	(5,282)	2,655	(5,282)	(10,191)	(1,300)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(33,066)	(6,776)	(33,066)	142,177	55,910
Foreign currency transaction gains (losses), net	16,975	25,773	16,975	(157,711)	(1,286)
Gain (loss) on extinguishment of debt	—	—	—	(12,631)	35,787
Gains (losses) on disposition of assets, net (note 5)	—	(1,157)	—	28,300	(1,574)
Other expense, net	(105)	(1,108)	(105)	(932)	(7,016)

	(139,677)	(40,870)	(139,677)	(145,241)	(119,765)

Loss before income taxes and minority interests	(145,177)	(51,127)	(145,177)	(88,821)	(241,957)
Income tax expense	(16,127)	(19,174)	(16,127)	(28,634)	(23,708)
Minority interests in losses (earnings) of subsidiaries, net	(1,894)	2,116	(1,894)	5,497	2,616

Net loss	$(163,198)	$(68,185)	$(163,198)	$(111,958)	$(263,049)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination	UGC
			Post-LGI	UGC Pre-LGI
			Combination	Combination
	Three Months
	Ended		Three Months	Six Months	Nine Months
	September 30,		Ended	Ended	Ended
			September 30,	June 30,	September 30,
	2005	2004	2005	2005	2004

	(Note 1)	(As restated —	(Note 1)		(As restated —
		Note 4)			Note 4)
	Amounts in thousands
Net loss	$(163,198)	$(68,185)	$(163,198)	$(111,958)	$(263,049)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	36,731	75,157	36,731	(230,185)	12,766
Unrealized gains on available-for-sale securities	26,513	13,045	26,513	27,326	2,486
Other	392	—	392	—	—

Other comprehensive earnings (loss)	63,636	88,202	63,636	(202,859)	15,252

Comprehensive earnings (loss)	$(99,562)	$20,017	$(99,562)	$(314,817)	$(247,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						Other
	Common Stock			Additional		Comprehensive		Investment	Treasury	Total
				Paid-in	Accumulated	Earnings (Loss),	Deferred	in	Stock,	Stockholders’
	Class A	Class B	Class C	Capital	Deficit	Net of Taxes	Compensation	Parent Stock	at Cost	Equity

	Amounts in thousands
	UGC Pre-LGI Combination
	Six Months Ended June 30, 2005

Balance at December 31, 2004 (as restated — note 4)	$4,132	$112	$3,796	$2,726,767	$(364,669)	$204,296	$(1,851)	$—	$(75,844)	$2,496,739
Net loss	—	—	—	—	(111,958)	—	—	—	—	(111,958)
Other comprehensive loss, net of taxes	—	—	—	—	—	(202,859)	—	—	—	(202,859)
Issuance of Class A common stock for acquisition of programming business	—	—	—	482	—	—	(8,983)	—	8,501	—
Acquisition of treasury shares	—	—	—	—	—	—	—	—	(1,833)	(1,833)
Issuance of subsidiary stock for acquisition of distribution business	—	—	—	(115,152)	—	—	—	—	—	(115,152)
Deferred compensation	—	—	—	—	—	—	1,083	—	—	1,083
Stock issued in connection with equity incentive and 401(K) plans	18	—	—	8,371	—	—	—	—	—	8,389
Stock-based compensation (note 2)	—	—	—	7,161	—	—	—	—	—	7,161
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	(1,738)	—	—	—	—	—	(1,738)

Balance at June 30, 2005 (Pre-LGI Combination)	$4,150	$112	$3,796	$2,625,891	$(476,627)	$1,437	$(9,751)	$—	$(69,176)	$2,079,832

	UGC Post-LGI Combination
	Three Months Ended September 30, 2005

Balance at June 30, 2005 (Post-LGI combination) (note 1)	$4,122	$112	$3,796	$4,718,116	$(96,453)	$8,868	$(11,283)	$(56,892)	$—	$4,570,386
Net loss	—	—	—	—	(163,198)	—	—	—	—	(163,198)
Other comprehensive earnings, net of taxes	—	—	—	—	—	63,636	—	—	—	63,636
Contribution from parent	—	—	—	450,486	—	—	—	—	—	450,486
Deferred compensation	—	—	—	—	—	—	575	—	—	575
Stock-based compensation (note 2)	—	—	—	17,567	—	—	—	—	—	17,567
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	899	—	—	—	—	—	899

Balance at September 30, 2005 (note 1)	$4,122	$112	$3,796	$5,187,068	$(259,651)	$72,504	$(10,708)	$(56,892)	$—	$4,940,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	UGC
	Post-LGI
	Combination	UGC Pre-LGI
		Combination
	Three
	Months	Six Months	Nine Months
	Ended	Ended	Ended
	September 30,	June 30,	September 30,
	2005	2005	2004

	(Note 1)		(As restated —
			Note 4)
	Amounts in thousands
Cash flows from operating activities:
Net loss	$(163,198)	$(111,958)	$(263,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	42,898	31,564	63,894
Depreciation and amortization	263,483	469,829	678,440
Impairment, restructuring and other operating charges (credits), net	(2,851)	(2,298)	27,347
Amortization of deferred financing costs and non-cash interest	48,456	21,349	25,399
Share of losses of affiliates, net	5,282	10,191	1,300
Realized and unrealized losses (gains) on derivative instruments, net	33,066	(142,177)	(55,910)
Foreign currency transaction losses (gains), net	(16,975)	157,711	1,286
Loss (gain) on extinguishment of debt	—	12,631	(35,787)
Losses (gains) on disposition of assets, net	—	(28,300)	1,574
Deferred income tax expense	5,035	6,245	6,467
Minority interests in earnings (losses) of subsidiaries	1,894	(5,497)	(2,616)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and other	(35)	(49,386)	(14,830)
Payables and accruals	(7,575)	(49,651)	39,832

Net cash provided by operating activities	209,480	320,253	473,347

Cash flows from investing activities:
Capital expended for property and equipment	(205,580)	(378,959)	(292,557)
Proceeds received upon disposition of assets	—	39,067	697
Cash paid in connection with acquisitions, net of cash acquired	(1,082)	(701,913)	(625,970)
Payment of deposit for pending acquisition	(131,142)	—	—
Return of cash previously paid into escrow in connection with 2004 acquisition	—	56,883	—
Net cash received (paid) to purchase or settle derivative instruments	11,841	1,031	(21,442)
Purchases of short-term liquid investments	(16,289)	(35,520)	(244,859)
Proceeds from sale of short-term liquid investments	14,149	55,163	135,371
Change in restricted cash	4,182	24,652	1,333
Other investing activities, net	(261)	13,838	15,787

Net cash used by investing activities	(324,182)	(925,758)	(1,031,640)

Cash flows from financing activities:
Issuance of common stock	—	8,044	1,076,284
Borrowings of debt	800,588	3,388,353	816,902
Repayments of debt and capital lease obligations	(147,741)	(3,246,077)	(597,481)
Payment of deferred financing costs	(14,644)	(47,455)	(49,640)
Purchase of treasury shares	—	(1,833)	(5,349)
Contribution from parent	450,518	—	—
Other financing activities, net	12	(12)	—

Net cash provided by financing activities	1,088,733	101,020	1,240,716

Effect of exchange rates on cash	(14,118)	(69,572)	(11,146)

Net increase (decrease) in cash and cash equivalent	959,913	(574,057)	671,277
Cash and cash equivalents:
Beginning of period	454,936	1,028,993	310,361

End of period	$1,414,849	$454,936	$981,638
Supplemental Cash Flow Disclosures
Cash paid for interest	$60,221	$140,464	$227,640

Net cash paid for taxes	$3,236	$5,609	$(4,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(1)	Basis of Presentation
      UnitedGlobalCom, Inc. (UGC) is an international broadband communications provider of video, voice and Internet access services, with consolidated operations in 16 countries outside of the continental United States as of September 30, 2005, primarily in Europe and Chile. Through our indirect wholly owned subsidiary United Pan-Europe Communications, N.V. (UPC) and its broadband communications division (UPC Broadband), we provide video, voice and Internet access services in 13 European countries. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have: (i) consolidated broadband communications operations in Brazil and Peru; (ii) minority interests in broadband communications companies in Europe and Australia; (iii) consolidated interests in certain programming businesses in Europe, primarily held through chellomedia B.V. (chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe; and (iv) minority interests in certain programming businesses in Europe and the Americas.
      On January 5, 2004, Liberty Media Corporation (LMC) acquired 8,198,016 shares of Class B common stock from our founding stockholders in exchange for securities of LMC and cash (Founders Transaction). Upon completion of this transaction, the restriction on LMC’s right to exercise its voting power over us was terminated. LMC then had the ability to elect our entire board of directors and control us. On May 21, 2004, LMC contributed substantially all of its shares of our common stock and related contract rights to Liberty Media International (LMI), which at the time was a wholly owned subsidiary of LMC. On June 7, 2004, LMC distributed all of the capital stock of LMI to LMC’s stockholders in a spin-off. As a result, LMI became an independent publicly traded company that owned approximately 53.4% of our common stock prior to the merger transaction described below.
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
      LGI accounted for the LGI Combination as a step acquisition of the remaining minority interest in UGC. LGI’s historical investment basis in UGC was pushed down previously in January 2004 in connection with the Founders Transaction. After eliminating the minority interest in UGC from its condensed consolidated balance sheet, LGI pushed down its remaining investment basis of $2.491 billion to UGC. This basis was allocated to the identifiable assets and liabilities of UGC based on preliminary assessments of their respective

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair values (as adjusted to give effect to the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill. The purchase accounting for this step acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of UGC. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense.
      As a result of the push down of LGI’s remaining investment basis in UGC to the financial statements of UGC, a new basis of accounting was created effective June 15, 2005. As the impact of the push down was not material to the results of operations for the period from June 15, 2005 to June 30, 2005, for financial reporting purposes we have reflected this new basis of accounting effective June 30, 2005. For periods prior to June 30, 2005, the consolidated financial information of UGC is referred to herein as UGC Pre-LGI Combination, and for periods as of and subsequent to June 30, 2005 the consolidated financial information of UGC is sometimes referred to herein as UGC Post-LGI Combination. In the following text, the terms “UGC,” “we,” “us,” “our,” “our company” or similar terms refer to both UGC Post-LGI Combination and UGC Pre-LGI Combination. The effects of the LGI Combination have been included in our condensed consolidated financial statements beginning with the June 15, 2005 acquisition date.
      The following table presents the unaudited condensed consolidated balance sheet of UGC Pre-LGI Combination as of June 30, 2005 (prior to the push down of LGI’s basis), and the opening unaudited condensed consolidated balance sheet of UGC Post-LGI Combination as of June 30, 2005 (subsequent to the push down of LGI’s basis) (in thousands):

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination

	June 30,	June 30,
	2005	2005

Current assets	$886,255	$886,398
Property and equipment, net	4,370,696	4,035,508
Goodwill	4,372,263	2,541,262
Other Intangible assets, net	704,746	417,593
Other assets, net	1,023,789	908,521

Total assets	$11,357,749	$8,789,282

Current liabilities	$1,282,165	$1,282,165
Long-term debt and capital lease obligations	4,661,638	4,649,941
Other long-term liabilities	640,139	573,923

Total liabilities	6,583,942	6,506,029
Minority interests in subsidiaries	203,421	203,421
Stockholders’ equity	4,570,386	2,079,832

Total liabilities and stockholders’ equity	$11,357,749	$8,789,282

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K/A.
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
      We do not control the decision making process or business management practices of our equity affiliates or the entities that we consolidate solely pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable interest Entities (FIN 46(R)). Accordingly, we rely on management of these entities to provide us with accurate financial information prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our condensed consolidated financial statements. For information concerning these entities, see notes 4 and 5.
      Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of September 30, 2005.
      Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Stock-Based Compensation
      We account for our stock-based compensation awards to our employees using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation expense for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our variable-plan options and SARs using the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.
      As a result of the modification of certain terms of UGC stock options in connection with UGC’s February 2004 rights offering, we began accounting for stock options granted by UGC prior to February 2004 as variable-plan options. UGC stock options granted subsequent to February 2004 were accounted for as fixed-plan options through the date of the LGI Combination. Due to the modification of certain terms of the then outstanding UGC stock options in connection with the LGI Combination as described above, we began accounting for the then remaining UGC fixed-plan options as variable-plan options. As a result of these

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustments, most of the outstanding LGI stock options held by UGC employees at September 30, 2005 are accounted for as variable plan awards.
      As further described in note 4, we are recording stock-based compensation expense in connection with restricted shares of LGI Series A common stock and LGI Series C common stock issued to, and certain Zone Vision Networks Ltd. (Zone Vision) common stock held by, certain selling shareholders of Zone Vision. The restricted shares of LGI Series A common stock and LGI Series C common stock were issued in exchange for UGC Class A common stock in connection with the LGI Combination. The issuance of these and other restricted shares of LGI Series A common stock and LGI Series C common stock in exchange for restricted shares of UGC Class A common stock in connection with the LGI Combination resulted in the establishment of a new measurement date as of June 15, 2005.
      The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for restricted stock and SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock, SARs or to options granted in tandem with SARs:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination	UGC	UGC
			Post-LGI	Pre-LGI
			Combination	Combination
	Three Months
	Ended		Three Months	Six Months	Nine Months
	September 30,		Ended	Ended	Ended
			September 30,	June 30,	September 30,
	2005	2004	2005	2005	2004

	(Note 1)	(As restated —	(Note 1)		(As restated —
		Note 4)			Note 4)
	Amounts in thousands
Net loss	$(163,198)	$(68,185)	$(163,198)	$(111,958)	$(263,049)
Add stock-based compensation expense as determined under the intrinsic value method, net of taxes	11,213	1,570	11,213	4,425	24,703
Deduct stock-based compensation expense as determined under the fair value method, net of taxes	(2,557)	—	(2,557)	(903)	(25,246)

Pro forma net loss	$(154,542)	$(66,615)	$(154,542)	$(108,436)	$(263,592)

(3)	Recent Accounting Pronouncements

Statement No. 123(R)
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment (Statement No. 123(R)). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. Statement No. 123(R) will require then outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We are required to adopt Statement No. 123(R) beginning January 1, 2006. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include modified prospective and modified retroactive adoption methods. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the modified retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Although we are continuing to evaluate the requirements of Statement No. 123(R), we have determined that we will use the modified prospective method to adopt Statement No. 123(R). We expect that the adoption of Statement No. 123(R) will have a material impact on our results of operations.

Statement No. 154
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

Issue No. 05-08
      In September 2005, the EITF reached a consensus on Emerging Issues Task Force Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (Issue No. 05-08). Based on the consensus, a temporary difference arises as the result of an entity issuing convertible debt with a beneficial conversion feature. Additionally, the EITF agreed that the deferred tax liability for the related temporary difference should be recorded as an adjustment to additional paid-in capital.
      This consensus will be effective for the first annual or quarterly fiscal period beginning after December 15, 2005. Retrospective transition is required for all instruments with a beneficial conversion feature accounted for in accordance with Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue 98-5) and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (Issue 00-27).
      As further described in note 8, UGC issued the UGC Convertible Notes in April 2004. The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statements of operations. Although the

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UGC Convertible Notes do not contain a beneficial conversion feature, we believe that the tax accounting considerations set forth in Issue 05-08 are similar to those associated with the UGC Convertible Notes. Accordingly, we have concluded that our tax accounting for the UGC Convertible Notes should not be different than that prescribed by Issue 05-08, except that the deferred taxes associated with the UGC Convertible Notes should be charged or credited to our statement of operations to match the statement of operations treatment required for changes in the carrying values of the components of the UGC Convertible Notes. We intend to retrospectively adopt the provisions of Issue 05-08 in our consolidated financial statements as of and for the year ended December 31, 2005, and for the applicable comparative periods.

(4)	Acquisitions and Dispositions

Consolidation of MS Irish Cable
      On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley, owns NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland). NTL Ireland, Ireland’s largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. Certain obligations of UPC Ireland are guaranteed by our subsidiary and UPC Ireland’s immediate parent, UPC.
      MS Irish Cable acquired NTL Ireland from the NTL Group on May 9, 2005. On that date, pursuant to a loan agreement (the Loan Agreement), UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland, to pay certain taxes related to the acquisition and to provide for MS Irish Cable’s working capital needs. Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty.
      UPC Ireland’s acquisition of MS Irish Cable from MS Irish Cable’s parent company, Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), is subject to receipt of applicable Irish regulatory approval. On November 4, 2005, the Irish Competition Authority approved the acquisition subject to certain conditions designed to address concerns relating to cross-ownership of interests in other media businesses, in particular the ownership interest of John C. Malone, the Chairman of LGI’s board of directors, in Liberty, Liberty’s ownership interest in News Corporation (News Corp.) and News Corp.’s ownership interest in British Sky Broadcasting. The conditions relate to the process by which decisions are made with respect to the activities of the Irish business. The acquisition is now subject to independent review by the Minister of Enterprise, Trade and Employment, who may make independent findings on non-competition grounds. If the Minister does not make any additional findings by December 4, 2005, the Competition Authority’s decision will become final.
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

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The make whole arrangement with MSDW Equity is considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of FIN 46(R). As we are responsible for all losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we are the primary beneficiary, as defined by FIN 46(R), and are therefore required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. As MSDW Equity has no equity at risk in MS Irish Cable, the full amount of MS Irish Cable’s net earnings (loss) will be allocated to UPC Ireland. For financial reporting purposes, we began consolidating the results of operations of MS Irish Cable on May 1, 2005.
      MS Irish Cable’s acquisition of NTL Ireland has been accounted for using the purchase method of accounting. The total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), which includes direct acquisition costs of €14,029,000 ($18,018,000 at May 9, 2005) and an €8,412,000 ($10,804,000 at May 9, 2005) adjustment for cash held by NTL Ireland on the closing date, has been allocated to the acquired identifiable tangible and intangible assets and liabilities of NTL Ireland based on their respective fair values, with excess purchase consideration over the fair value of such net identifiable assets allocated to goodwill. The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of NTL Ireland. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods. The effect of any such adjustments are not expected to be material in relationship to our total assets or operating results.

VTR Acquisition of Metrópolis
      On April 13, 2005, VTR completed its previously announced merger with Metrópolis Intercom S.A. (Metrópolis), a Chilean broadband distribution company. Prior to the merger, LMI owned a 50% interest in

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC). As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CristalChile Inversiones S.A. (CCI) in the amount of ChP6.067 billion ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. The acquisition of CCC’s interest in Metropolis included the assumption of $25,773,000 in debt payable to a Chilean telecommunications company (CTC) and ChP30.335 billion ($51,773,000 as of April 13, 2005) of bank debt. The bank debt was repaid in April 2005 and the debt to CTC was repaid in July 2005 using proceeds from the VTR Bank Facility. See note 8. As consideration for LMI’s interest in Metrópolis, (i) VTR issued indebtedness, which the parties valued at approximately $100 million based on a 5% per annum interest rate, that is due and payable on April 13, 2009, and (ii) VTR purchased certain indebtedness owed by Metrópolis to LMI in the amount of ChP6.067 billion ($10,533,000). VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.
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

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We restated our previously issued unaudited condensed consolidated financial statements to reflect this reorganization as follows (in thousands):

	Three Months Ended

	March 31,	June 30,	September 30,	March 31,
	2004	2004	2004	2005

Statements of Operations
Net loss:
As previously reported	$(149,665)	$(39,974)	$(65,567)	$(2,859)
Adjustment for Metropolis share in results	(3,281)	(1,944)	(2,618)	(6,782)

As restated	$(152,946)	$(41,918)	(68,185)	$(9,641)

December 31,
2004

Balance Sheet
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

      In the absence of quoted market prices for VTR common stock, we estimated the fair value of the 20% interest in VTR that was exchanged for CCC’s interest in Metrópolis to be $180 million. The estimate was based on a discounted cash flow analysis and other available market data. Including the approximate $11,755,000 fair value at April 13, 2005 of the put right that UGC granted to CCC and $3,391,000 in direct acquisition costs, the preliminary purchase price for CCC’s interest in Metrópolis totaled approximately $195,146,000. We accounted for this merger as (i) a step acquisition by our company of an additional 30% interest in Metrópolis, and (ii) the sale of a 20% interest in VTR. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values (taking into account the 30% Metrópolis interest acquired), and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. We recorded a loss of approximately $4,573,000 associated with the dilution of our indirect ownership interest in VTR from 100% to 80% as a result of the transaction. For financial reporting purposes, we began consolidating the results of operations of Metrópolis on April 1, 2005.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Metrópolis. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. The effects of any such adjustments are not expected to be material in relationship to our total assets or operating results.

Acquisitions of Noos and the Remaining 19.9% Minority Interest in UPC Broadband France
      On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), an indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in the return of €43,732,000 ($56,883,000 as of January 19, 2005) to our company from an escrow account. The final purchase price for Noos was approximately €567,102,000 ($689,989,000 at the transaction dates), consisting of €487,085,000 ($592,633,000) in cash, a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000) and €8,678,000 ($10,558,000) of direct acquisition costs.
      In April 2005, a subsidiary of UPC exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our condensed consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France, taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Data
      The following unaudited pro forma condensed consolidated operating results for the three months ended September 30, 2005 and the six months ended June 30, 2005 give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable, VTR’s April 13, 2005 acquisition of Metrópolis, and the April 2005 acquisition of the 19.9% minority interest in UPC Broadband France, as if such transactions had been completed as of January 1, 2005. The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2004, give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable, VTR’s April 13, 2005 acquisition of Metrópolis, the April 2005 acquisition of the 19.9% minority interest in UPC Broadband France and the July 1, 2004 acquisition of Noos, as if such transactions had been completed as of January 1, 2004. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	UGC Post-LGI	UGC Pre-LGI	UGC Pre-LGI
	Combination	Combination	Combination

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	September 30,	June 30,	September 30,
	2005	2005	2004

	(Note 1)		(As restated —
			Note 4)
	Amounts in thousands
Revenue	$847,261	$1,693,163	$2,129,098

Net loss	$(163,198)	$(149,815)	$(342,802)

Other 2005 Acquisitions
      Zone Vision — In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of (i) $50,000,000 in cash, before considering direct acquisition costs of $2,154,000, and (ii) 351,111 shares of LGI Series A common stock and 351,111 shares of LGI Series C common stock valued at $14,973,000. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
      The Zone Vision Class A shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis. A group of the selling shareholders have been retained as employees of Zone Vision after the acquisition. These employees hold Class B1 shares of Zone Vision (representing the remaining 12.5% interest in Zone Vision) and, subject to the terms of an escrow agreement, are entitled to the LGI Series A common stock and LGI Series C common stock that we issued as purchase consideration. The Class B1 shares and the LGI Series A common stock and LGI Series C common stock vest through the continuing employment of one or more of such employees over five years at a rate of 5% per quarter. However, the vesting of 40% of the LGI Series A common stock and LGI Series C common stock also is subject to the achievement of performance targets by the end of 2006. As the vesting of the Class B1 shares and the shares of LGI Series A common stock and LGI Series C common stock are linked to continuing employment, we accounted for these shares as stock-based compensation. We record increases to the minority interest in Zone Vision as the Class B1 shares vest.
      Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value to settle the put is capped at an amount equal to ten times EBITDA, as defined in the Zone Vision shareholders agreement, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.
      Telemach — On February 10, 2005, we acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000 at the transaction date) in cash. We purchased Telemach to increase our market presence in Central and Eastern Europe.
      Accounting Treatment of Zone Vision and Telemach Acquisitions — We accounted for the Zone Vision and Telemach transactions using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for the Telemach acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the respective identifiable tangible and intangible assets and liabilities. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. We do not expect these adjustments to be material in relationship to our total assets or operating results. Our results of operations would not have been materially affected if the Zone Vision and Telemach acquisitions had occurred at the beginning of either of the respective nine month periods ended September 30, 2005 or 2004.

Acquisitions Completed Subsequent to September 30, 2005
      As further discussed in note 11, we completed the acquisitions of Cablecom and Astral subsequent to September 30, 2005.

2004 Acquisitions

PHL
      On May 20, 2004, LMI acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2,447,000, including €447,000 of acquisition costs ($2,918,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited (Chorus), owns and operates broadband communications systems in Ireland. In connection with this acquisition, LMI loaned an aggregate of €75,000,000 ($89,483,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital.
      LMI accounted for this acquisition using the purchase method of accounting, effective for financial reporting purposes as of June 1, 2004. On December 16, 2004, we acquired LMI’s interest in PHL in exchange for 6,413,991 shares of our Class A common stock, valued at $58,303,000 on that date. We accounted for this transaction as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of PHL using LMI’s historical cost, as if this transaction had been consummated by us as of June 1, 2004, the date of the original acquisition of PHL by LMI. Our results of operations would not have been materially affected if the PHL acquisition had occurred at the beginning of either of the respective nine month periods ended September 30, 2005 or 2004.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions
      EWT Holding GmbH Investment — In January 2005, we sold our 28.7% interest in EWT Holding GmbH (EWT), which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($39,067,000 at the transaction dates) in cash. We received €27,000,000 ($35,439,000 at the transaction date) of the sale price in January 2005, and we received the remainder in June 2005. We recorded a gain of $28,186,000 in connection with this transaction.

(5)	Investments in Affiliates Accounted for Using the Equity Method
      Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

	UGC
	Post-LGI		UGC
	Combination		Pre-LGI
			Combination

	September 30,		December 31,
	2005		2004

	Percentage	Carrying	Carrying
	Ownership	Amount	Amount

		(Note 1)	(As restated —
			Note 4)
		Dollar amounts in thousands
Telenet Group Holdings N.V. (Telenet)	(a)	$178,518	$232,649
Austar United Communications Ltd. (Austar United)	34%	154,726	19,204
Iberian Program Services C.V. (IPS)	50%	48,544	43,537
Melita Cable PLC (Melita)	50%	32,248	25,130
Metropolis	50%	—	57,344
Other	Various	56,460	25,270

		$470,496	$403,134

(a)	For a description of our indirect ownership interest in Telenet, see the discussion under Telenet below and note 11.

Telenet
      On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, UGC’s indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired LMI’s wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority owned by CPE (the Investcos) and related contract rights. The purchase price was equal to LMI’s carrying value for the debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137,950,000 and the Investco debt security. At September 30, 2005, the accreted value of our preferred interest in Belgium Cable Investors was $174,049,000. Belgian Cable Investors then distributed $115,592,000 of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. At September 30, 2005, (i) Belgian Cable Investors held an indirect 14.1% interest in Telenet and certain call options to purchase additional shares of Telenet, and (ii) the Investcos held certain warrants convertible into

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional shares of Telenet. For additional information regarding these call options and warrants, see note 11. Belgian Cable Investors’ indirect 14.1% interest in Telenet at September 30, 2005 resulted from its majority ownership of the Investcos. At September 30, 2005, the Investcos directly held in the aggregate 18.93% of the common stock of Telenet, and pursuant to a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the Investcos, controlled the voting and disposition of 21.28% of the stock of Telenet at September 30, 2005, including the stock held by the Investcos. As further described in note 9, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.
      On October 14, 2005, we purchased an additional interest in Telenet in connection with Telenet’s IPO. For additional information, see note 11.

Austar United
      We own an approximate 34% indirect interest in Austar United, a pay-TV provider in Australia. The increase in the carrying value of our investment from December 31, 2004 to September 30, 2005 is due primarily to the application of purchase accounting in connection with the LGI Combination.

(6)	Derivative Instruments
      The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination

	September 30,	December 31,
	2005	2004

	(Note 1)
	Amounts in thousands
UPC Broadband Holding B.V. (UPC Broadband Holding) cross-currency and interest rate swaps and caps	$94,306	$(23,264)
CCC put right	(10,870)	—
Foreign exchange contracts	(1,580)	—
Embedded derivatives(1)	1,483	(48)

Total(1)	83,339	(23,312)

Current asset	635	558
Current liability	(13,505)	(6,074)
Long-term asset	128,253	2,568
Long-term liability	(32,044)	(20,364)

Total(1)	$83,339	$(23,312)

(1)	Excludes embedded derivative components of the UGC Convertible Notes, as this amount is presented together with the host debt instrument in long-term debt and capital lease obligations in the accompanying condensed consolidated balance sheet. See note 8.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts:

	UGC	UGC	UGC
	Post-LGI	Pre-LGI	Post-LGI
	Combination	Combination	Combination	UGC Pre-LGI Combination

			Three	Six
	Three Months Ended		Months	Months	Nine Months
	September 30,		Ended	Ended	Ended
			September 30,	June 30,	September 30,
	2005	2004	2005	2005	2004

	(Note 1)		(Note 1)
	Amounts in thousands
UPC Broadband Holding cross- currency and interest rate swaps and caps	$27,328	$(19,344)	$27,328	$95,807	$(17,018)
Embedded derivatives(1)	(60,677)	12,568	(60,677)	47,607	72,928
Foreign exchange contracts	(1,839)	—	(1,839)	—	—
CCC put right	2,122	—	2,122	(1,237)	—

	$(33,066)	$(6,776)	$(33,066)	$142,177	$55,910

(1)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes. See note 8.

UPC Broadband Holding Cross-currency and Interest Rate Swaps and Caps
      UPC Broadband Holding, a subsidiary of UPC, has entered into cross-currency and interest rate swaps, interest rate caps and cross-currency forwards to manage foreign currency and interest rate exposure. The terms of these contracts outstanding at September 30, 2005, were as follows:

Cross-currency and Interest Rate Swaps:

		Notional	Interest Rate	Interest Rate
	Principal	Amount	(on Principal	(on Notional
	Amount Due	Due	Amount) Due	Amount) Due
	from	to	from	to
Maturity date	Counterparty	Counterparty	Counterparty	Counterparty

	Amounts in thousands
(1) December 2011	$525,000	€393,500	LIBOR + 3.0%	EURIBOR + 3.10%
(2) October 2012	1,250,000	994,000	LIBOR + 2.5%	6.06%

	$1,775,000	€1,387,500

(1)	Swap contract effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, LIBOR-indexed floating rate debt to Euro-denominated, EURIBOR-indexed floating rate debt.

(2)	Effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, floating rate debt to Euro-denominated, fixed rate debt (including margin).

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps:

		Variable	Fixed Interest
		Interest Rate	Rate, Excluding
	Principal	Due from	Margin, Due to
Maturity Date	Amount	Counterparty	Counterparty

	Amounts in
	thousands
(3) January 2006	€1,075,000	EURIBOR	2.29%
(3) April 2010	1,000,000	EURIBOR	3.28%
(3) September 2012	500,000	EURIBOR	2.96%

	€2,575,000

(3)	Swap contract effectively fixes the EURIBOR rate (excluding margin) on the indicated principal amount of UPC’s Euro-denominated debt.

Interest Rate Caps:

	Principal
Maturity Date	Amount	Cap Level(4)

	Amounts in
	thousands
(4) January 2006	€2,600,000	3.0%
(4) July 2006	900,000	4.0%
(4) January 2007	1,000,000	4.0%
(4) January 2008	750,000	3.5%

	€5,250,000

(4)	Caps the EURIBOR variable interest rate (excluding margin) on the indicated principal amount of UPC Broadband’s euro-denominated debt.

CCC Put Right
      In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to CCC with respect to the 20% interest in VTR owned by CCC. For additional information, see note 4.

Foreign Exchange Contracts
      VTR Foreign Currency Forward Contracts — VTR has several outstanding forward contracts with two commercial banks to reduce foreign currency exposures related to U.S. dollar-denominated programming costs. As of September 30, 2005 such forward contracts effectively allow VTR to convert a total of ChP11,827 million to a total of $20,900,000 through July 2006. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.

Embedded Derivatives
      Our embedded derivatives include the equity derivative that is embedded in the UGC Convertible Notes and other less significant embedded derivatives. For additional information concerning the UGC Convertible Notes, see note 8.
      See note 11 for additional information concerning derivative instruments.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Long-Lived Assets

Property and equipment, net
      The details of property and equipment and the related accumulated depreciation are set forth below:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination

	September 30,	December 31,
	2005	2004

	(Note 1)
	Amounts in thousands
Cable distribution systems	$3,733,753	$4,256,268
Support capital and other	953,267	886,467

	4,687,020	5,142,735
Accumulated depreciation	(282,898)	(949,640)

Property and equipment, net	$4,404,122	$4,193,095

      Depreciation expense related to our property and equipment was $232,726,000 and $215,778,000 for the three months ended September 30, 2005 and 2004, respectively, $430,028,000 for the six months ended June 30, 2005 and $619,641,000 for the nine months ended September 30, 2004.
      At September 30, 2005 and December 31, 2004, the amount of property and equipment, net, recorded under capital leases was $30,742,000 and $35,429,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Changes in the carrying amount of goodwill for the six months ended June 30, 2005 (Pre-LGI Combination) and the three months ended September 30, 2005 (Post-LGI Combination) are as follows:

	UGC Pre-LGI Combination

			Release of Pre-	Foreign
			Acquisition	Currency
	January 1,	Other	Valuation Allowance	Translation
	2005	Acquisitions	and Other	Adjustments	June 30, 2005

	Amounts in thousands
Europe (UPC Broadband)
The Netherlands	$823,496	$—	$(1,634)	$(93,015)	$728,847
France	6,494	26,795	(114)	(2,300)	30,875
Austria	545,214	—	(2,109)	(61,524)	481,581
Other Western Europe	282,048	280,533	(1,267)	(54,958)	506,356

Total Western Europe	1,657,252	307,328	(5,124)	(211,797)	1,747,659

Hungary	192,984	—	(380)	(22,000)	170,604
Other Central and Eastern Europe	121,383	69,543	(4,140)	(5,834)	180,952

Total Central and Eastern Europe	314,367	69,543	(4,520)	(27,834)	351,556

Total Europe (UPC Broadband)	1,971,619	376,871	(9,644)	(239,631)	2,099,215
Chile (VTR)	199,086	226,941	(1,470)	(3,842)	420,715
Corporate and Other	—	26,695	(3,449)	(1,914)	21,332

Total	$2,170,705	$630,507	$(14,563)	$(245,387)	$2,541,262

	UGC Post-LGI Combination

			Release of Pre-	Foreign
			Acquisition	Currency
	June 30,	Other	Valuation Allowance	Translation	September 30,
	2005	Acquisitions	and Other	Adjustments	2005

	Amounts in thousands
Europe (UPC Broadband)
The Netherlands	$1,334,613	$—	$564	$(3,858)	$1,331,319
France	135,899	—	97	(164)	135,832
Austria	707,297	—	(528)	(2,539)	704,230
Other Western Europe	710,017	22	(9,077)	(1,178)	699,784

Total Western Europe	2,887,826	22	(8,944)	(7,739)	2,871,165

Hungary	386,504	—	201	(806)	385,899
Other Central and Eastern Europe	438,798	—	2,482	435	441,715

Total Central and Eastern Europe	825,302	—	2,683	(371)	827,614

Total Europe (UPC Broadband)	3,713,128	22	(6,261)	(8,110)	3,698,779
Chile (VTR)	560,696	—	130	38,908	599,734
Corporate and Other	98,439	1,334	(6,076)	45	93,742

Total	$4,372,263	$1,356	$(12,207)	$30,843	$4,392,255

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization
      The details of our intangible assets that are subject to amortization are set forth below:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination

	September 30,	December 31,
	2005	2004

	(Note 1)
	Amounts in thousands
Gross carrying amount
Customer relationships	$610,551	$426,213
Other	34,732	24,676

	$645,283	$450,889

Accumulated amortization
Customer relationships	$(29,715)	$(69,038)
Other	(3,405)	(3,903)

	$(33,120)	$(72,941)

Net carrying amount
Customer relationships	$580,836	$357,175
Other	31,327	20,773

	$612,163	$377,948

      Amortization of intangible assets with finite useful lives was $30,757,000 and $16,249,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization of intangible assets with finite useful lives was $39,801,000 for the six months ended June 30, 2005 and $47,657,000 for the nine months ended September 30, 2004. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in thousands):

Three months ended December 31, 2005	$30,015
Year ended December 31, 2006	114,529
Year ended December 31, 2007	112,634
Year ended December 31, 2008	109,019
Year ended December 31, 2009	86,197
Thereafter	159,769

Total	$612,163

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Debt and Capital Lease Obligations
      The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	UGC Post-LGI	UGC Pre-LGI
	Combination	Combination

	September 30,	December 31,
	2005	2004

	(Note 1)
	Amounts in thousands
Debt:
UPC Broadband Holding Bank Facility	$3,808,205	$3,927,830
UPC Holding B.V. (UPC Holding) Senior Notes	601,540	—
UGC Convertible Notes	646,587	655,809
VTR Bank Facility	331,261	97,941
Telenet Securities	106,752	87,821
Other	9,975	35,153

Total debt	5,504,320	4,804,554
Total capital lease obligations	41,510	48,354

Total debt and capital lease obligations	5,545,830	4,852,908
Current maturities	(112,622)	(34,325)

Total long-term debt and capital lease obligations	$5,433,208	$4,818,583

UPC Broadband Holding Bank Facility
      The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding. The UPC Broadband Holding Bank Facility, originally executed in October 2000 and amended from time to time, is secured by a pledge over the shares of UPC Broadband Holdings and the shares of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter into or guarantee a loan and enter into a hedging arrangement.
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
      On March 8, 2005, the UPC Broadband Holding Bank Facility was amended to permit indebtedness under: (i) a new €1,000 million term loan facility (Facility G) maturing in full on April 1, 2010; (ii) a new term loan facility (Facility H) maturing in full on September 30, 2012, of which €550 million is denominated in euros and $1,250 million is denominated in U.S. dollars; and (iii) a €500 million redrawable term loan (Facility I) maturing in full on April 1, 2010. In connection with this amendment, €166.8 million of the existing revolving credit facility (Facility A) was cancelled, reducing Facility A to a maximum amount of €500 million. The

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate borrowing capacity of €1,000 million under Facilities A and I can be used to fund acquisitions and for general corporate purposes, subject to compliance with applicable covenants, as further described in note 2 to the following table.
      The U.S. dollar equivalents of the components of the UPC Broadband Holding Bank Facility are as follows:

		UGC		UGC
		Post-LGI		Pre-LGI
		Combination		Combination

				December 31,
		September 30, 2005		2004

	Denomination		Outstanding	Outstanding
Facility	Currency	Interest Rate (3)	Principal Amount	Principal Amount

			Amounts in thousands
A(1)(2)	Euro	EURIBOR + 2.50%	$—	$—
B	Euro	—	—	1,581,927
C1	Euro	—	—	60,464
C2	USD	—	—	176,020
E	Euro	—	—	1,393,501
F1(1)	Euro	EURIBOR + 3.25%	168,431	190,918
F2(1)	USD	LIBOR + 3.00%	525,000	525,000
G(1)	Euro	EURIBOR + 2.50%	1,203,080	—
H1(1)	Euro	EURIBOR + 2.50%	661,694	—
H2(1)	USD	LIBOR + 2.50%	1,250,000	—
I(1)(2)	Euro	EURIBOR + 2.50%	—	—

Total			$3,808,205	$3,927,830

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facility A is a revolving credit facility and Facility I is a redrawable term loan facility, and each provides up to €500 million ($601.5 million) of borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the September 30, 2005 covenant compliance calculations, the aggregate amount that was available for borrowing under these Facilities at September 30, 2005 was approximately €295 million ($355 million). In connection with our October 2005 transfer of Chorus to UPC Broadband Holding, UPC Broadband Holding borrowed €110 ($132 million) of the availability under Facility A. As a result of scheduled changes in required covenants, the aggregate borrowing availability at December 31, 2005 under Facility A and Facility I will decrease significantly from the September 30, 2005 amount unless UPC Broadband Holding is able to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility), through acquisitions or otherwise, or reduce its senior debt. Facility A and Facility I provide for an annual commitment fee of 0.75% of the unused portion of each Facility.

(3)	Interest rate information shown in the table does not reflect the impact of interest rate exchange agreements. As of September 30, 2005, six month EURIBOR and LIBOR rates were approximately 2.21% and 4.23%, respectively. Excluding the effects of interest rate exchange agreements, the weighted-average interest rate on all Facilities at September 30, 2005 was approximately 5.75%.

UPC Holding Senior Notes
      On July 29, 2005, UPC Holding, our indirect wholly-owned subsidiary and the owner of a 100% interest in UPC Broadband Holding, issued €500 million ($607 million at July 29, 2005) principal amount of Senior

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes due 2014. The Senior Notes mature on January 15, 2014 and bear interest at a rate of 7.75% per annum. The net proceeds will be used for general corporate purposes. The Senior Notes are secured by a first ranking pledge of all shares of UPC Holding. Subsequent to September 30, 2005, UPC Holding issued €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014. See note 11.

UGC Convertible Notes
      On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1 3/4% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock at an aggregate conversion price of €45.2719 for one share of LGI Series A common stock and one share of LGI Series C common stock, which was equivalent to a conversion price of $55.68 for one share of LGI Series A common stock and one share of LGI Series C common stock and a conversion rate of 22.09 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of LGI Series A common stock reaches a specified threshold (2) the combined price of LGI Series A common stock and LGI Series C common stock reaches a specified threshold, (3) UGC has called the UGC Convertible Notes for redemption, (4) the trading price for the UGC Convertible Notes falls below either of two specified thresholds or (5) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.
      The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statements of operations. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	September 30,	December 31,
	2005	2004

	(Note 1)
	Amounts in thousands
Debt host contract	$438,454	$462,164
Embedded equity derivative	208,133	193,645

	$646,587	$655,809

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VTR Bank Facility
      VTR has a Chilean peso-denominated seven-year amortizing term senior secured credit facility (as amended, the VTR Bank Facility) totaling ChP175.502 billion ($331,261,000) as of September 30, 2005. In July 2005, VTR borrowed ChP14.724 billion ($25,456,000 as of July 4, 2005) under the VTR Bank Facility to fund the repayment of an existing obligation to CTC (see note 4). On September 9, 2005, the VTR Bank Facility was amended to improve the maturity and other terms of its existing facility. On September 20, 2005, VTR completed the syndication of the amended VTR Bank Facility, raising proceeds of ChP70.674 billion ($132,262,000 as of September 20, 2005). These proceeds were used to repay a total of $119,578,000 in shareholder loans to our subsidiaries and $10,415,000 to repay a loan to CCC. Principal payments are due quarterly commencing December 17, 2006 with final maturity on June 17, 2012. The VTR Bank Facility bears interest at a variable interest rate (the 90 day peso-denominated Tasa Activa Bancaria), plus a margin of 1.15%, subject to change depending solely on VTR’s debt to EBITDA (as defined in the VTR Bank Facility) ratio. The interest rate on the VTR Bank Facility was 5.95% as of September 30, 2005. The VTR Bank Facility did not provide for any additional borrowing availability at September 30, 2005.
      The VTR Bank Facility is secured by VTR’s assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt owed to one of our subsidiaries and to future unsecured or subordinated indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of a ratio of EBITDA to interest expenditures; (v) maintenance of a total debt to EBITDA ratio; (vi) an EBITDA threshold for four consecutive quarters; and (vii) maintenance of a total liabilities to total shareholders’ equity ratio. The credit agreement allows for the distribution by VTR of certain restricted payments to its shareholders, as long as no default exists under the facility before or after giving effect to the distribution and VTR maintains certain minimum levels of cash, post distribution.

Telenet Securities
      As the securities issued to third parties are mandatorily redeemable on March 30, 2050, and are redeemable by the holder upon and at any time following an IPO of Telenet or the occurrence of certain other events, we have classified the September 30, 2005 fair value of these securities that are held by third parties €88,732,000 ($106,752,000) as debt. In connection with the consummation of the Telenet IPO on October 14, 2005, these securities held by third parties became immediately redeemable. Accordingly, we have included the fair value of these mandatorily redeemable securities at September 30, 2005 in the current portion of debt and capital lease obligations in our condensed consolidated balance sheet. During the third quarter of 2005, we increased our estimate of the fair value of these mandatorily redeemable securities by €33,484,000 ($40,775,000 at the average rate during the period). The increase in fair value, which is included in interest expense in the accompanying condensed statement of operations, was largely associated with the increased liquidity of the underlying Telenet shares following the Telenet IPO. In connection with the Telenet IPO that occurred on October 14, 2005, €74,451,000 ($89,981,000 at October 14, 2005) of these securities were redeemed. For additional information, see notes 5 and 11.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities
      Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

Three months ended December 31, 2005	$108,753
Year ended December 31, 2006	14,716
Year ended December 31, 2007	54,996
Year ended December 31, 2008	54,685
Year ended December 31, 2009	57,365
Thereafter	5,168,758

Total debt maturities	5,459,273
Unamortized discounts on the UGC Convertible Notes, net of fair value of related embedded equity derivative	45,047

Total debt	$5,504,320

Current portion	$(109,593)

Noncurrent portion	$5,394,727

(9)	Commitments and Contingencies

Commitments
      In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of September 30, 2005, the U.S. dollar equivalents (based on September 30, 2005 exchange rates) of such commitments are as follows:

	Payments Due During:

	Three Months
	Ended	Years Ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total

	Amounts in thousands
Operating leases	$28,815	$95,983	$84,685	$59,101	$49,179	$147,867	$465,630
Programming and other purchase obligations	45,867	91,434	27,123	20,401	8,559	17,875	211,259
Other commitments	28,390	13,761	11,332	8,245	8,068	27,508	97,304

	$103,072	$201,178	$123,140	$87,747	$65,806	$193,250	$774,193

      Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.
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

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Contingent Obligations
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
      As further described in note 4, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has a corresponding call right.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $10,870,000 fair value of this put obligation at September 30, 2005 in other current liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 6.

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

Legal Proceedings and Other Contingencies
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
      Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answer to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
      Netherlands Rate Increases — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland B.V. (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for our analog video services in 2003 — 2005. The NMA concluded that the price increases were not excessive and therefore we did not abuse our dominant position in the analog video services market. This decision will be, for six weeks, open for appeal by parties who can show they have an interest in the matter.
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
      Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives and an additional nineteenth retail market for receipt of broadcast transmission signals to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. On May 19, 2005, OPTA published a draft decision that UPC NL has significant market power on the wholesale market for transmission of broadcast signals and on the retail market for receipt of broadcast signals in The Netherlands. Consequently, with respect to the wholesale market, OPTA has proposed imposing an obligation on UPC NL to allow network access to content providers and packagers who are seeking to distribute content on UPC NL’s network that is not already part of UPC NL’s own basic tier television offering. This access must be offered at cost oriented prices regulated by OPTA. Furthermore UPC NL would be obliged to grant program providers access to its basic tier offering in certain circumstances. These access obligations would not apply to third parties who have an alternative infrastructure or want to (i) duplicate existing programming packages or (ii) unbundle the network from the basic analog service.
      With respect to the retail market for receipt of broadcast signals, OPTA has proposed introducing an obligation for UPC NL to charge cost oriented subscription fees for its basic tier television offering, with prices to be regulated by OPTA. Furthermore UPC NL would be required to indicate to its customers which part of the subscription fees relates to network costs and which part relates to programming costs. OPTA has indicated its intention to impose a restriction on subscription rate increases (except for increases tied to consumer price index increases) pending completion of its review of existing rates charged by cable operators. OPTA has also indicated it may require UPC NL to unbundled its basic video service (analog or digital) from its other services.
      On September 28, 2005, OPTA notified the Commission of European Communities (EC Commission) of its draft decisions that UPC NL has significant market power on (i) the wholesale market for transmission

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of broadcast signals and (ii) the retail market for receipt of broadcast signals, in the Netherlands and the obligations it proposes to impose. On November 9, 2005, the EC Commission announced that (i) it approved the draft decision in relation to wholesale market for transmission of broadcast signals and (ii) that it started a second phase investigation in relation to the retail market for receipt of broadcast signals.
      UPC NL will continue to challenge the decision in relation to the wholesale market for transmission of broadcast signals through the competent courts in The Netherlands and will be engaged in the second phase investigation in relation to the retail market for receipt of broadcast signals. It is expected that this second phase investigation will be completed by the middle of December 2005. It is unclear at what time the decision in relation to the wholesale market for transmission of broadcast signals will come into force.
      The decision in relation to the wholesale market for transmission of broadcast signals includes obligations on UPC NL to allow access to content providers and packagers who are seeking to distribute content over UPC NL’s network using their own conditional access platform and distributing content which is not already part of UPC NL’s own basic tier television offering, while allowing UPC NL to continue to offer this basic tier television offering to all customers on UPC NL’s network. This access should be offered on non discriminatory, transparent and cost oriented prices. Furthermore, UPC NL would be obliged to grant program providers access to UPC NL’s basic tier offering in certain circumstances in line with current laws and regulations.
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

(10)	Segment Reporting
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
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests is presented below. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.
      For the three months ended September 30, 2005 and the six months ended June 30, 2005, we have identified the following consolidated operating segments as our reportable segments:

•	Europe (UPC Broadband)

•	The Netherlands

•	France

•	Austria

•	Other Western Europe

•	Hungary

•	Other Central and Eastern Europe

•	Chile (VTR)
      All of the reportable segments set forth above provide broadband communications services, including video, voice and Internet services. The UPC Broadband operating segments provide services in 14 European countries at September 30, 2005. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Our corporate and other category includes (i) certain less significant operating segments that provide video programming and other services in Europe and broadband services in Brazil and Peru, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia.
      VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile.
      Prior to January 2005, the Internet division of chellomedia, which we refer to as chello broadband, provided Internet access, on-line content, product development and other support activity for UPC Broadband’s broadband Internet access business. In connection with the transfer of the assets and liabilities of chello broadband from chellomedia to UPC Broadband, together with the day-to-day management of the broadband Internet access business, we began reporting chello broadband as a component of UPC Broadband effective January 1, 2005. In addition, in connection with the LGI Combination, we decided that we would provide additional reportable segments within UPC Broadband and that UPC Broadband would allocate certain costs, which previously had been reflected in the corporate and other category, to its operating segments. The segment information for the three and nine months ended September 30, 2004 has been restated to reflect the above-described changes.

Performance Measures of Our Reportable Segments
      The amounts presented below represent 100% of each business’ revenue and operating cash flow. The minority owners’ interests in the operating results of VTR and other less significant majority owned

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in the accompanying condensed consolidated statements of operations. In addition, as discussed in note 4, our Ireland operating segment has included 100% of the operating results of MS Irish Cable, the immediate parent of NTL Ireland, since May 1, 2005 despite the fact that we do not have an ownership interest in MS Irish Cable. Notwithstanding our lack of ownership, we do not allocate any of NTL Ireland’s results to MSDW Equity, the legal owner of MS Irish Cable, due to the fact that MSDW Equity has no equity at risk in MS Irish Cable. When reviewing the segment information presented below, it is important to keep in mind that other third party entities own significant interests in VTR and that we are not the legal owner of MS Irish Cable.

	Revenue		Operating Cash Flow

	UGC	UGC	UGC	UGC
	Post-LGI	Pre-LGI	Post-LGI	Pre-LGI
	Combination	Combination	Combination	Combination

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	Amounts in thousands
Europe (UPC Broadband)
The Netherlands	$192,916	$181,845	$88,314	$100,307
France	127,355	120,974	31,543	19,534
Austria	78,566	73,993	35,179	31,289
Other Western Europe	124,419	77,605	41,855	28,585

Total Western Europe	523,256	454,417	196,891	179,715

Hungary	70,337	53,137	26,956	19,996
Other Central and Eastern Europe	83,963	63,550	31,755	26,071

Total Central and Eastern Europe	154,300	116,687	58,711	46,067

Total Europe (UPC Broadband)	677,556	571,104	255,602	225,782
Chile (VTR)	119,158	75,096	38,269	25,925
Corporate and other	69,591	45,051	4,159	(4,801)
Intersegment eliminations	(19,044)	(12,665)	—	—

Total consolidated UGC	$847,261	$678,586	$298,030	$246,906

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenue			Operating Cash Flow

	UGC			UGC
	Post-LGI	UGC Pre-LGI Combination		Post-LGI	UGC Pre-LGI Combination
	Combination			Combination
		Six Months	Nine Months		Six Months	Nine Months
	Three Months	Ended	Ended	Three Months	Ended	Ended
	Ended	June 30,	Sept. 30,	Ended	June 30,	Sept. 30,
	Sept. 30, 2005	2005	2004	Sept. 30, 2005	2005	2004

	Amounts in thousands
Europe (UPC Broadband)
The Netherlands	$192,916	$399,997	$530,084	$88,314	$190,674	$277,488
France	127,355	260,188	183,176	31,543	46,407	23,618
Austria	78,566	166,761	226,211	35,179	71,104	93,340
Other Western Europe	124,419	204,211	199,777	41,855	74,261	73,482

Total Western Europe	523,256	1,031,157	1,139,248	196,891	382,446	467,928

Hungary	70,337	143,330	155,521	26,956	55,782	60,129
Other Central and Eastern Europe	83,963	168,592	180,680	31,755	70,062	72,077

Total Central and Eastern Europe	154,300	311,922	336,201	58,711	125,844	132,206

Total Europe (UPC Broadband)	677,556	1,343,079	1,475,449	255,602	508,290	600,134
Chile (VTR)	119,158	194,102	216,537	38,269	65,958	74,942
Corporate and other	69,591	126,747	120,576	4,159	(18,733)	(27,587)
Intersegment eliminations	(19,044)	(36,017)	(34,963)	—	—	—

Total consolidated UGC	$847,261	$1,627,911	$1,777,599	$298,030	$555,515	$647,489

Total Assets of Our Reportable Segments
      The total assets of our reportable segments are set forth below:

	UGC	UGC
	Post-LGI	Pre-LGI
	Combination	Combination

	September 30,	December 31,
	2005	2004

		As restated
	(Note 1)	(Note 4)
	Amounts in thousands
Europe (UPC Broadband)
The Netherlands	$2,808,874	$2,024,365
France	1,139,816	1,198,372
Austria	1,033,885	827,506
Other Western Europe	1,151,397	776,019

Total Western Europe	6,133,972	4,826,262

Hungary	737,414	532,961
Other Central and Eastern Europe	1,019,185	523,781

Total Central and Eastern Europe	1,756,599	1,056,742

Total Europe (UPC Broadband)	7,890,571	5,883,004
Chile (VTR)	1,310,513	682,270
Corporate and other	3,382,695	2,643,778

Total consolidated UGC	$12,583,779	$9,209,052

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of total segment operating cash flow to loss before income taxes and minority interests:

	UGC Post-LGI	UGC Pre-LGI	UGC Post-LGI
	Combination	Combination	Combination	UGC Pre-LGI Combination

	Three Months	Three Months	Three Months	Six Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	June 30,	September 30,
	2005	2004	2005	2005	2004

		(As restated —			(As restated —
		Note 4)			Note 4)
	Amounts in thousands
Total segment operating cash flow	$298,030	$246,906	$298,030	$555,515	$647,489
Stock-based compensation expense	(42,898)	(12,178)	(42,898)	(31,564)	(63,894)
Depreciation and amortization	(263,483)	(243,169)	(263,483)	(469,829)	(678,440)
Impairment, restructuring and other operating credits (charges), net	2,851	(1,816)	2,851	2,298	(27,347)

Operating income (loss)	(5,500)	(10,257)	(5,500)	56,420	(122,192)
Interest expense	(123,908)	(65,637)	(123,908)	(146,734)	(217,189)
Interest and dividend income	5,709	5,380	5,709	12,481	16,903
Share of earnings (losses) of affiliates, net	(5,282)	2,655	(5,282)	(10,191)	(1,300)
Realized and unrealized gains (losses) on derivative instruments, net	(33,066)	(6,776)	(33,066)	142,177	55,910
Foreign currency transaction gains (losses), net	16,975	25,773	16,975	(157,711)	(1,286)
Gain (loss) on extinguishment of debt	—	—	—	(12,631)	35,787
Gains (losses) on disposition of assets, net	—	(1,157)	—	28,300	(1,574)
Other expense, net	(105)	(1,108)	(105)	(932)	(7,016)

Loss before income taxes and minority interests	$(145,177)	$(51,127)	$(145,177)	$(88,821)	$(241,957)

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Segments
      The revenue of our geographic segments is set forth below:

	UGC Post-LGI	UGC Pre-LGI	UGC Post-LGI
	Combination	Combination	Combination	UGC Pre-LGI Combination

	Three Months	Three Months	Three Months	Six Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	June 30,	September 30,
	2005	2004	2005	2005	2004

	Amounts in thousands
Europe
UPC Broadband
The Netherlands	$192,916	$181,845	$192,916	$399,997	$530,084
France	127,355	120,974	127,355	260,188	183,176
Austria	78,566	73,993	78,566	166,761	226,211
Norway	33,562	27,262	33,562	66,220	81,575
Sweden	22,443	21,059	22,443	48,089	64,258
Belgium	10,008	9,161	10,008	20,108	27,222
Ireland	58,406	20,123	58,406	69,794	26,722

Total Western Europe	523,256	454,417	523,256	1,031,157	1,139,248

Hungary	70,337	53,137	70,337	143,330	155,521
Poland	33,370	28,725	33,370	68,871	77,515
Czech Republic	24,869	20,145	24,869	50,680	60,040
Slovak Republic	9,775	7,966	9,775	19,757	23,816
Romania	9,219	6,714	9,219	18,241	19,309
Slovenia	6,730	—	6,730	11,043	—

Total Central and Eastern Europe	154,300	116,687	154,300	311,922	336,201

Total UPC Broadband	677,556	571,104	677,556	1,343,079	1,475,449

chellomedia	67,090	40,435	67,090	121,921	112,039

Total Europe	744,646	611,539	744,646	1,465,000	1,587,488

The Americas
Chile (VTR)	119,158	75,096	119,158	194,102	216,537
Other(1)	2,501	4,616	2,501	4,826	8,537

Total — The Americas	121,659	79,712	121,659	198,928	225,074

Intersegment eliminations	(19,044)	(12,665)	(19,044)	(36,017)	(34,963)

Total consolidated UGC	$847,261	$678,586	$847,261	$1,627,911	$1,777,599

(1)	Includes certain less significant operating segments that provide broadband services in Brazil and Peru.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Subsequent Events

Cablecom Acquisition
      On October 24, 2005, Liberty Global Switzerland, Inc., formerly United ACM Holdings, Inc., (LGI Switzerland), our indirect wholly-owned subsidiary, completed the purchase of all of the issued share capital of Cablecom Holdings AG (Cablecom), which is the parent company of Swiss cable operator Cablecom Gmbh, for a cash purchase price before direct acquisition costs of 2.826 billion Swiss Francs (CHF) ($2.185 billion at October 24, 2005) (the Cablecom Acquisition).
      The Cablecom Acquisition was effected pursuant to the terms of the Share Purchase Agreement, dated September 30, 2005 (the Purchase Agreement), between LGI Switzerland and Glacier Holdings S.C.A. At closing, 3% of the purchase price was placed in escrow, for a period not to exceed 89 days, pending any claims arising under the Purchase Agreement. Any payment made from this escrow will be treated as an adjustment to the purchase price.
      LGI Switzerland has also agreed to reimburse Glacier for certain costs incurred in connection with Cablecom’s aborted IPO. The amount of such reimbursement is limited to CHF 15 million ($11.6 million).
      The Cablecom Acquisition was funded through a combination of (i) a €550 million ($670 million at the borrowing date) 9.5 year split-coupon floating rate payment-in-kind loan (the PIK Loan) entered into by LGI Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014 by UPC Holding, a sister corporation of LGI Switzerland and (iii) corporate cash. The terms of the PIK Loan and the UPC Holding 8 5/8% Senior Notes are described below.
      At June 30, 2005, Cablecom and its subsidiaries reported outstanding debt of CHF 1.716 billion ($1.338 billion at June 30, 2005). The debt includes €290 million of 9 3/8% Senior Notes due 2014 issued by Cablecom Luxembourg S.C.A. (the Fixed Rate Notes) and CHF 390 million of Floating Rate Senior Secured Notes due 2010, €200 million of Floating Rate Senior Secured Notes due 2010 and €375 million of Floating Rate Senior Secured Notes due 2012 issued by Cablecom Luxembourg S.C.A. (collectively, the Floating Rate Notes and together with the Fixed Rate Notes, the Cablecom Notes). In addition, Cablecom Gmbh had a CHF 150 million Revolving Credit Facility (the Cablecom Revolving Credit Facility) that was undrawn at June 30, 2005.
      The consummation of the Cablecom Acquisition triggered a “change of control” put right (the Put Right) under the Cablecom Notes and, absent a waiver from the lenders under the Cablecom Revolving Credit Facility (the Waiver), requires a refinancing of the Cablecom Revolving Credit Facility. LGI Switzerland has entered into a Change of Control Backstop Commitment Letter with certain financial institutions (the Banks), pursuant to which (i) the Banks have agreed to enter into a new term facility under which a subsidiary of Cablecom may access the funds necessary to repurchase Cablecom Notes that are Floating Rate Notes tendered upon exercise of the Put Right or, absent an agreement on the definitive terms of the new term facility, in the case of tendered Floating Rate Notes, and if any Cablecom Notes that are Fixed Rate Notes are tendered, the Banks have agreed to purchase such tendered notes and enter into a remarketing arrangement with a subsidiary of Cablecom with respect to such tendered notes, and (ii) absent the Waiver, the Banks have agreed to enter into a new credit facility to refinance the Cablecom Revolving Credit Facility. LGI Switzerland’s right to terminate the Change of Control Backstop Commitment Letter is subject to a non-refundable commitment fee, payable within 3 business days of the expiration date of the Put Right. We have received the Waiver from the lenders.

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LGI Switzerland PIK Notes
      The new €550 million ($670 million at the borrowing date) 9.5 year split-coupon floating rate PIK Loan was executed on October 7, 2005 under a PIK Loan Facility Agreement, dated September 30, 2005 (the PIK Loan Facility). The PIK Loan Facility bears interest at a rate per annum equal to (i) 3-month EURIBOR (payable quarterly in cash), plus (ii) a margin of 1.75% (payable quarterly in cash), plus (iii) a PIK margin of 6.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LGI Switzerland, paid in cash) plus (iv) with respect to any period, or part thereof, after April 15, 2008, an additional PIK margin of 2.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LGI Switzerland, paid in cash). The net proceeds received from the PIK Loan of €531.7 million ($647.8 million at the borrowing date), less €50 million ($60.9 million at the borrowing date) placed in escrow to secure cash interest payments, were used to finance the Cablecom Acquisition.
      The PIK Loan is unsecured senior debt of LGI Switzerland and pari passu or senior in right of payment to all other indebtedness of LGI Switzerland. The PIK Loan is structurally subordinated to all indebtedness of LGI Switzerland’s subsidiaries, including the Cablecom Revolving Credit Facility and the Cablecom Notes and any other future debt incurred by LGI Switzerland’s subsidiaries. The PIK Loan is not guaranteed by Cablecom or any of its subsidiaries.
      The PIK Loan may not be optionally prepaid prior to April 16, 2007. From and following April 16, 2007, the PIK Loan may be prepaid by LGI Switzerland in designated minimum amounts. Optional prepayments during the 12-month period beginning on April 16, 2007 will be made at par. Optional prepayments from and following April 16, 2008 will be made at 102% of par. The PIK Loan matures on April 15, 2015.
      The PIK Loan Facility contains incurrence-based covenants similar to the covenants governing the Floating Rate Notes, adjusted to reflect a subordinated pay-in-kind issuance, and provides for events of default similar to the events of default in respect of the Floating Rate Notes. In addition, the PIK Loan Facility requires LGI Switzerland to make a prepayment offer at 101% of par following a “change of control.”

UPC Holding 8 5/8% Senior Notes
      On October 10, 2005, UPC Holding issued €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014. The UPC Holding 8 5/8% Senior Notes have terms (other than pricing and issue date) substantially identical to the terms of UPC Holding’s 7 3/4% Senior Notes due 2014 issued on July 29, 2005 and, under an intercreditor agreement, equally share the benefit with the holders of those existing notes of a security interest over the shares of UPC Holding. The net proceeds received from the UPC Holding 8 5/8% Senior Notes of €293.7 million ($355.8 million at the borrowing date) were used to finance the Cablecom Acquisition. See note 9.

Astral Acquisition
      On October 14, 2005, we completed the acquisition of Astral Telecom SA (Astral), a broadband telecommunications operator in Romania for a cash purchase price before direct acquisition costs of approximately $407 million. We also assumed $21 million of debt and acquired cash and cash equivalent balances of $7 million in connection with this acquisition.

Telenet
      On October 14, 2005, Telenet completed an IPO at a price of €21 ($25.26) per share of 30,553,293 ordinary shares held by existing shareholders assuming no exercise of the underwriters’ over-allotment option with respect to 6,582,994 shares, and 13,333,333 newly issued Telenet ordinary shares. In addition, we have been informed by Telenet that a total of 14,269 new Telenet shares were sold to employees of Telenet at a

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounted price of €17.50 ($21.05) in an offering open only to Telenet employees that closed on October 21, 2005. The foregoing share and per share amounts and all Telenet share amounts referenced elsewhere herein reflect a 3 for 1 stock split that was effected in connection with the Telenet IPO. In connection with the Telenet IPO, one of our indirect subsidiaries, chellomedia Investments B.V. (chellomedia Investments), purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €159,242,000 ($192,460,000 at October 14, 2005) before giving effect to pending post-closing adjustments that could result in an increase to the purchase price of up to €1,960,000 ($2,358,000). Of the 7,722,918 shares, 3,056,645 were purchased from existing shareholders as a substitute for exercising preemptive rights with respect to the primary shares sold in the offering. The remaining 4,666,273 shares were acquired from our co-investors in Telenet. As a result of the purchases, (i) chellomedia Investments and Belgian Cable Investors increased their combined economic ownership in the outstanding ordinary shares of Telenet from 14.1% to 19.89%, representing the 7,722,918 shares purchased by chellomedia Investments and Belgium Cable Investors’ attributed ownership of 12,208,356 or 94.72% of the 12,888,418 shares held directly by the Investcos. Following the completion of the Telenet IPO and related transactions (including the chellomedia Investments purchases), chellomedia Investments and Belgium Cable Investors together exercise voting control over a total of 21.50% of the Telenet shares outstanding following the Telenet IPO. Belgian Cable Investors additionally holds call options to acquire an additional 25,418,826 shares in Telenet, or 25.37% of the total shares outstanding following the Telenet IPO. The call options are priced at €20 ($24.06) per share as to 6,750,000 shares (all of which expire in August 2009, or earlier under certain circumstances) and €25 ($30.08) per share as to 18,668,826 shares (of which 10,093,041 expire in August 2007 and 8,575,785 expire in August 2009, or earlier under certain circumstances). The Investcos also hold certain warrants that are convertible into 120,000 Telenet ordinary shares at a price of €13.33 ($16.04) per share and together with one of the third party investors in the Investcos, the Investcos hold certain call options expiring on December 1, 2006 to purchase Telenet ordinary shares from another investor at a price of €25 ($30.08) per share. Belgium Cable Investors has a 66.04% interest in such warrants and call options.
      Following the Telenet IPO, we will begin accounting for the aforementioned call options and warrants as derivative instruments that are carried at fair value, with changes in fair value reported in our statements of operations. At September 30, 2005, these instruments were included with our equity method investment in Telenet and carried at the lower of cost or fair value due to the fact that the instruments did not then meet the net settlement criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Disposition of Investment in SBS
      On November 8, 2005, we received cash consideration of €276,432,000 ($326,412,000 at November 8, 2005) in connection with the disposition of our 19% ownership interest in SBS. Due to this disposition, we classified the carrying value of our available-for-sale investment in SBS as a current asset in our September 30, 2005 condensed consolidated balance sheet.

Cross-currency Forward Contract
      On October 4, 2005, LGI Switzerland entered into a forward contract that converts CHF 925.1 million to €606.4 million ($729.5 million). The forward contract expires in April 2007.

Scandinavian Assets
      Our management has been evaluating various options with respect to our Scandinavian assets (i.e., the assets of our broadband operating segments in Norway and Sweden), including a possible sale, and in the fourth quarter, commenced an auction process. Any final determination to sell any or all of our Scandinavian assets will depend on the price and terms offered and will be subject to, among other things, approval of our

UNITEDGLOBALCOM, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Board of Directors, receipt of requisite governmental and other third party consents and approvals, and a waiver of the covenant in the UPC Broadband Holding Bank Facility restricting dispositions of assets.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion provides additional information to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements, and our off balance sheet arrangements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in interest rates, foreign exchange rates and equity prices.
      The capitalized terms used below have been defined in the notes to the accompanying condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to UGC and its predecessors and subsidiaries. Unless the context otherwise indicates, we present pre-LGI Combination references to shares of UGC common stock in terms of the number of shares of LGI common stock issued in exchange for such LMI or UGC shares in the LGI Combination.
      Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2005.
Forward Looking Statements
      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming, for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory initiatives in The Netherlands;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	our ability to obtain regulatory approval and satisfaction of other conditions necessary to close announced transactions, including the proposed acquisition of MS Irish Cable;

•	uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002; and

•	competitor responses to our products and services, and the products and services of the entities in which we have interests.
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
Overview
      We are an international broadband communications provider of video, voice and Internet access services with consolidated operations in 17 countries outside of the continental United States, primarily in Europe (UPC Broadband) and Chile (VTR). We also have (i) consolidated broadband communications operations in Brazil and Peru, (ii) minority interests in communications companies in Europe and Australia, (iii) consolidated interests in certain programming businesses in Europe and (iv) minority interests in certain programming businesses in Europe and Australia.

      In connection with VTR’s April 13, 2005 acquisition of Metropolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%.
      We have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) Noos, a broadband communications provider in France, on July 1, 2004, (ii) PHL, the immediate parent of Chorus Communications Limited (Chorus), a broadband communications provider in Ireland, on May 20, 2004, (iii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iv) a controlling interest in Zone Vision, a video programming company in Europe, on February 25, 2005 and (v) a number of less significant entities. In another transaction, UPC Broadband, through its contractual relationship with MS Irish Cable and MSDW Equity, began consolidating NTL Ireland, a broadband communications provider in Ireland, effective May 1, 2005. As noted above, VTR acquired Metrópolis on April 13, 2005.
      Subsequent to September 30, 2005, we acquired (i) Cablecom, a broadband communications provider in Switzerland, and (ii) Astral, a broadband communications provider in Romania.
      For additional information concerning our closed acquisitions, see notes 4 and 11 to the accompanying condensed consolidated financial statements.
      Through our subsidiaries and affiliates, we are the largest broadband cable operator outside the United States in terms of subscribers. At September 30, 2005, our consolidated subsidiaries other than NTL Ireland (which we consolidate but do not control) owned and operated networks that passed approximately 16.5 million homes and served approximately 11.8 million revenue generating units (RGUs), consisting of approximately 9.0 million video subscribers, 1.8 million broadband Internet subscribers and 1.0 million telephony subscribers.
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
      Including the effects of acquisitions, we added a total of 0.9 million RGUs during the nine months ended September 30, 2005. Excluding the effects of acquisitions, we added total RGUs of 503,200 during the same period. The foregoing RGU addition amounts exclude NTL Ireland, which we consolidate but do not control. Most of this growth is attributable to the growth of our Internet access and digital telephony services, as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. In addition to RGU growth, we also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling or other means. We plan to continue increasing revenue and operating cash flow in 2005 by making acquisitions, selectively extending and upgrading our existing networks to reach new customers, increasing rates for our video services in certain locations, migrating more customers to our digital video offerings, which include premium programming and enhanced pay-per-view services, and growing the RGUs in our existing customer base by increasing the penetration of our services.
      Our analog video service offerings include basic programming and expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand (NVOD) and video on demand (VOD) in some markets. We offer broadband Internet access services in all of our markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other features.
      We offer telephony services in eight countries in Europe, Chile and other parts of the Americas, primarily over our broadband networks. We also have begun offering digital telephony services in The Netherlands,

France, Hungary, Chile and other parts of the Americas through Voice over Internet Protocol (VoIP), and we plan to launch VoIP telephony services in several additional markets in Europe in 2005 and 2006.
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
Results of Operations
      As a result of the push down of LGI’s remaining investment basis in UGC to the financial statements of UGC, a new basis of accounting was created effective June 15, 2005. As the impact of the push down was not material to the results of operations for the period from June 15, 2005 to June 30, 2005, for financial reporting purposes we have reflected this new basis of accounting effective June 30, 2005. For periods prior to June 30, 2005, the assets and liabilities of UGC and the related consolidated financial statements are sometimes referred to herein as UGC Pre-LGI Combination, and for periods as of and subsequent to June 30, 2005 the assets and liabilities of UGC and the related consolidated financial statements are sometimes referred to herein as UGC Post-LGI Combination. The effects of the LGI Combination have been included in our condensed consolidated financial statements beginning with the June 15, 2005 acquisition date. The primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. In order to provide a more meaningful basis for comparing the results of operations for the nine months ended September 30, 2005 and 2005, we have combined the UGC Post-LGI Combination results of operations for the three months ended September 30, 2005 with the UGC Pre-LGI Combination results of operations for the six months ended June 30, 2005 for purposes of the following discussion and analysis of our reportable segments and our historical results of operations. The combining of the predecessor UGC Pre-LGI Combination results of operations with the successor UGC Post-LGI Combination results of operations is not permitted by GAAP.
      The comparability of our operating results during the 2005 and 2004 interim periods are also affected by our acquisitions of Noos and Chorus during 2004, our consolidation of NTL Ireland during 2005, and our acquisitions of Telemach, Zone Vision and Metrópolis. The primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting.
      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro. In this regard, 40% of our U.S. dollar revenue during the nine months ended September 30, 2005 was derived from subsidiaries whose functional currency is the euro. In addition, our operating results are impacted by changes in the exchange rates for the Chilean peso, Hungarian forint and other local currencies in Europe.
      At September 30, 2005, we owned an 80% interest in VTR. However, as we control VTR, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in the accompanying condensed consolidated statements of operations. In addition, pursuant to the requirements of FIN 46(R), we have consolidated 100% of the operating results of MS Irish Cable, the immediate parent of NTL Ireland, since May 1, 2005 despite the fact that we do not have an ownership interest in MS Irish Cable. Notwithstanding our lack of ownership, we do not allocate any of NTL Ireland’s results to MSDW Equity, the legal owner of MS Irish Cable, due to the fact that MSDW Equity has no equity at risk in MS Irish Cable. For additional information, see note 4 to the accompanying condensed consolidated financial statements. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in VTR and that we are not the legal owner of MS Irish Cable.

Discussion and Analysis of our Reportable Segments
      For purposes of evaluating the performance of our reportable segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments.
      All of the reportable segments set forth below provide broadband communications services, including video, voice and Internet services. The UPC Broadband operating segments provided services in 13 European countries at September 30, 2005. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. Our corporate and other category includes (i) certain less significant operating segments that provide video programming and other services in Europe and broadband services in Brazil and Peru, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia.
      For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 10 to the accompanying condensed consolidated financial statements.
      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2005, as compared to corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table.
      As discussed above, acquisitions and the consolidation of NTL Ireland have affected the comparability of the result of operations of our reportable segments. In addition, we have combined the UGC Post-LGI Combination results of operations for the three months ended September 30, 2005 with the UGC Pre-LGI Combination results of operations for the six months ended June 30, 2005 for purposes of the following discussion and analysis of our reportable segments. For additional information, see the discussion under Overview above and note 4 to the accompanying condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$192,916	$181,845	$11,071	6.1	$12,002	6.6
France	127,355	120,974	6,381	5.3	6,946	5.7
Austria	78,566	73,993	4,573	6.2	4,958	6.7
Other Western Europe	124,419	77,605	46,814	60.3	45,732	58.9

Total Western Europe	523,256	454,417	68,839	15.1	69,638	15.3

Hungary	70,337	53,137	17,200	32.4	16,526	31.1
Other Central and Eastern Europe	83,963	63,550	20,413	32.1	14,601	23.0

Total Central and Eastern Europe	154,300	116,687	37,613	32.2	31,127	26.7

Total Europe (UPC Broadband)	677,556	571,104	106,452	18.6	100,765	17.6
Chile (VTR)	119,158	75,096	44,062	58.7	29,963	39.9
Corporate and other	69,591	45,051	24,540	54.5	24,839	55.1
Intersegment eliminations	(19,044)	(12,665)	(6,379)	(50.4)	(6,459)	(51.0)

Total consolidated UGC	$847,261	$678,586	$168,675

	Nine Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$592,913	$530,084	$62,829	11.9	$45,587	8.6
France	387,543	183,176	204,367	111.6	201,546	110.0
Austria	245,327	226,211	19,116	8.5	11,763	5.2
Other Western Europe	328,630	199,777	128,853	64.5	119,227	59.7

Total Western Europe	1,554,413	1,139,248	415,165	36.4	378,123	33.2

Hungary	213,667	155,521	58,146	37.4	46,190	29.7
Other Central and Eastern Europe	252,555	180,680	71,875	39.8	43,717	24.2

Total Central and Eastern Europe	466,222	336,201	130,021	38.7	89,907	26.7

Total Europe (UPC Broadband)	2,020,635	1,475,449	545,186	37.0	468,030	31.7
Chile (VTR)	313,260	216,537	96,723	44.7	73,839	34.1
Corporate and other	196,338	120,576	75,762	62.8	70,485	58.5
Intersegment eliminations	(55,061)	(34,963)	(20,098)	(57.5)	(18,565)	(53.1)

Total consolidated UGC	$2,475,172	$1,777,599	$697,573

      The Netherlands. The Netherlands’ revenue increased 6.1% and 11.9% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 6.6% and 8.6%, respectively. The majority of the local currency increases during the three and nine month periods is attributable to higher average RGUs, as increases in broadband Internet and telephony RGUs were only partially offset by declines in video RGUs. Higher average total monthly revenue from all sources per RGU (ARPU) also contributed to the local currency increases during the nine month period, and to a lesser extent, the three month period. The increases in ARPU reflect the net effects of the positive impacts of rate increases on video services and the negative impacts of decreases in ARPU from broadband Internet services due to competitive factors and an increase in the proportion of broadband Internet subscribers selecting lower priced tiers. The decreases in broadband Internet ARPU, which were only partially offset by increases in broadband Internet RGUs, resulted in 3% and 4% decreases in The Netherlands’ revenue from broadband Internet services during the three month and nine month periods, respectively, as compared to the corresponding prior year amounts.
      Certain rate increases implemented by UPC NL in The Netherlands had been under investigation by NMA, the Dutch competition authority. On September 28, 2005, the NMA informed UPC NL that it had closed its investigation with respect to the price increases for our analog video services in 2003-2005. The NMA concluded that our price increases were not excessive and therefore UPC NL did not abuse what NMA views as our dominant position in the analog video services market. This decision will be, for six weeks, open for appeal by parties who can show they have an interest in the matter. In another matter, OPTA, the Dutch national regulatory agency, has proposed (i) the introduction of rate regulation on a cost oriented basis for subscription fees for basic tier television offerings and (ii) the imposition of a restriction on subscription rate increases. OPTA has also indicated it may require UPC NL to unbundled its basic video service (analog or digital) from its other services. Adverse outcomes in the regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or increase its revenue in The Netherlands. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
      France. France’s revenue increased $6,381,000 and $204,367,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Noos acquisition on July 1, 2004 accounted for $186,935,000 of the nine month increase. Excluding the increases associated with the Noos acquisition and foreign exchange rate fluctuations, France’s revenue increased $6,946,000 or 5.7% and $14,611,000 or 8.0% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these local currency increases is attributable to increases in the average number of broadband Internet, telephony and digital video RGUs during the three and nine month periods. Higher ARPU resulting primarily from growth in France’s digital video and broadband Internet services also contributed to the increases.
      Austria. Austria’s revenue increased 6.2% and 8.5% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 6.7% and 5.2%, respectively. These increases are primarily attributable to increases in the average number of RGUs during the three and nine month periods, as increases in broadband Internet and video RGUs more than offset small declines in telephony RGUs. The growth in video RGUs is primarily attributable to growth in digital television services. ARPU increased slightly during the three and nine month periods. The slight increase in ARPU reflects the net effect of (i) higher ARPU associated with rate increases for analog video services, and (ii) lower ARPU from broadband Internet services reflecting an increase in the proportion of subscribers selecting lower tiered products and (iii) lower ARPU from digital video services, due primarily to increased competition.
      Other Western Europe. Other Western Europe’s revenue increased $46,814,000 and $128,853,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of the consolidation of NTL Ireland, the Chorus acquisition and another less significant acquisition accounted for $38,894,000 and $103,792,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $6,838,000 or 8.8% and $15,435,000 or 7.7% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The increases during the three month and nine month periods are due primarily to increases in the average number of broadband Internet and video RGUs and, to a slightly lesser extent, increases in ARPU. The growth in video RGUs is primarily attributable to growth in digital video services.
      Hungary. Hungary’s revenue increased 32.4% and 37.4% during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 31.1% and 29.7%, respectively. The majority of each of these increases is attributable to higher ARPU, due primarily to rate increases for video services and increased proportions of broadband Internet and DTH subscribers. Increases in the average number of DTH and broadband Internet RGUs and, to a lesser extent, telephony and analog RGUs, also contributed to the increases during the three and nine month periods. The increases in telephony RGUs were primarily driven by VoIP telephony sales. Approximately one fifth of the overall local currency increases during the three month and nine month periods relates to growth in the comparatively low margin telephony transit service business.
      Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $20,413,000 and $71,875,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of the Telemach acquisition and another less significant acquisition accounted for $7,130,000 and $18,749,000, respectively, of such increases. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $7,471,000 or 11.8% and $24,968,000 or 13.8% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Higher ARPU and growth in average RGUs contributed equally to the increase for the nine month period. During the three month period, higher average RGUs had a greater impact than ARPU growth due primarily to the fact that certain May 2004 rate increases did not impact ARPU comparisons for the 2005 and 2004 three month periods. The growth in RGUs during both the three month and nine month periods is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth in Poland and the Czech Republic, and most of the video growth in Romania.
      Chile (VTR). VTR’s revenue increased $44,062,000 and $96,723,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $19,352,000 and $38,956,000 of such increases. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $10,611,000 or 14.1% and $34,883,000 or 16.1% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to growth in the average number of VTR’s broadband Internet, telephony and video RGUs. Higher ARPU also contributed to the increases during the three and nine month periods.

Operating Expenses of our Reportable Segments

	Three Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$64,733	$48,514	$16,219	33.4	$16,495	34.0
France	61,226	68,826	(7,600)	(11.0)	(7,321)	(10.6)
Austria	27,929	25,659	2,270	8.8	2,386	9.3
Other Western Europe	58,020	26,938	31,082	115.4	30,444	113.0

Total Western Europe	211,908	169,937	41,971	24.7	42,004	24.7

Hungary	31,113	22,512	8,601	38.2	8,307	36.9
Other Central and Eastern Europe	33,453	25,883	7,570	29.2	5,252	20.3

Total Central and Eastern Europe	64,566	48,395	16,171	33.4	13,559	28.0

Total Europe (UPC Broadband)	276,474	218,332	58,142	26.6	55,563	25.4
Chile (VTR)	51,376	30,023	21,353	71.1	15,252	50.8
Corporate and other	50,346	34,966	15,380	44.0	15,596	44.6
Intersegment eliminations	(16,251)	(10,049)	(6,202)	(61.7)	(6,281)	(62.5)

Total consolidated UGC	$361,945	$273,272	$88,673

	Nine Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$185,986	$149,268	$36,718	24.6	$31,645	21.2
France	196,041	104,142	91,899	88.2	90,272	86.7
Austria	90,563	83,285	7,278	8.7	4,497	5.4
Other Western Europe	147,987	75,753	72,234	95.4	68,074	89.9

Total Western Europe	620,577	412,448	208,129	50.5	194,488	47.2

Hungary	93,910	66,467	27,443	41.3	22,200	33.4
Other Central and Eastern Europe	98,607	73,521	25,086	34.1	14,016	19.1

Total Central and Eastern Europe	192,517	139,988	52,529	37.5	36,216	25.9

Total Europe (UPC Broadband)	813,094	552,436	260,658	47.2	230,704	41.8
Chile (VTR)	126,692	84,709	41,983	49.6	32,613	38.5
Corporate and other	147,678	94,389	53,289	56.5	49,207	52.1
Intersegment eliminations	(47,081)	(27,324)	(19,757)	(72.3)	(18,444)	(67.5)

Total consolidated UGC	$1,040,383	$704,210	$336,173

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
      UPC Broadband. Operating expenses for UPC Broadband increased $58,142,000 and $260,658,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $23,854,000 and $159,212,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s operating expenses increased $31,709,000 or 14.5% and $71,492,000 or 12.9% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to the following factors:

•	Increases in direct programming and copyright costs of $1,064,000 and $15,379,000 during the three and nine month periods, respectively, primarily due to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher chellomedia charges for programming and consumer price index rate increases, offset, in part, by the termination of an unfavorable programming contract in mid May 2005.

•	Increases in interconnect costs of $6,001,000 and $14,938,000 during the three and nine month periods, respectively, primarily due to growth in telephony transit service activity in Hungary and growth in VoIP telephony subscribers in The Netherlands, France and Hungary.

•	Increase in salaries and other staff related costs of $5,565,000 and $14,678,000 during the three and nine month periods, respectively, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls per subscriber in The Netherlands and elsewhere that the increased proportion of digital video, broadband Internet and telephony subscribers give rise to compared to an analog video subscriber;

•	preparations for the commercial launch in October 2005 of The Netherlands’ program to migrate subscribers from analog video to digital video services;

•	increased customer service standard levels; and

•	annual wage increases.

•	Increases in network related expenses of $4,368,000 and $7,684,000 during the three and nine months, respectively, primarily driven by higher costs in The Netherlands and Hungary.

•	Increases in call overflow service costs of $1,075,000 and $4,017,000 during the three and nine months, respectively, driven by increased customer service calls in The Netherlands associated with the increased proportion of digital video, broadband Internet and telephony subscribers together with the roll out of VoIP telephony services.

•	Increases in franchise fees, primarily in The Netherlands, of $1,206,000 and $3,563,000 during the three and nine month periods, respectively, primarily reflecting the impact of rate increase negotiations with various municipalities in The Netherlands during 2004.
      Chile (VTR). VTR’s operating expenses increased $21,353,000 and $41,983,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $11,571,000 and $22,332,000, respectively, of such increases. Excluding the increases associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $3,681,000 or 12.3% and $10,281,000 or 12.1% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These three month and nine month increases, which are primarily attributable to growth in VTR’s subscriber base, include (i) increases in labor and other staff related costs; (ii) increases in local and cellular access charges, due primarily to an increase in customer traffic, and in the case of local access charges, an increase in rates and (iii) increases in technical services and maintenance costs.

SG&A Expenses of our Reportable Segments

	Three Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$39,869	$33,024	$6,845	20.7	$7,001	21.2
France	34,586	32,614	1,972	6.0	2,102	6.4
Austria	15,458	17,045	(1,587)	(9.3)	(1,534)	(9.0)
Other Western Europe	24,544	22,082	2,462	11.1	2,284	10.3

Total Western Europe	114,457	104,765	9,692	9.3	9,853	9.4

Hungary	12,268	10,629	1,639	15.4	1,509	14.2
Other Central and Eastern Europe	18,755	11,596	7,159	61.7	5,779	49.8

Total Central and Eastern Europe	31,023	22,225	8,798	39.6	7,288	32.8

Total Europe (UPC Broadband)	145,480	126,990	18,490	14.6	17,141	13.5
Chile (VTR)	29,513	19,148	10,365	54.1	6,932	36.2
Corporate and other	15,086	14,886	200	1.3	248	1.7
Inter-segment eliminations	(2,793)	(2,616)	(177)	(6.8)	(178)	(6.8)

Total consolidated UGC	$187,286	$158,408	$28,878

	Nine Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$127,939	$103,328	$24,611	23.8	$20,562	19.9
France	113,552	55,416	58,136	104.9	57,124	103.1
Austria	48,481	49,586	(1,105)	(2.2)	(2,578)	(5.2)
Other Western Europe	64,527	50,542	13,985	27.7	12,156	24.1

Total Western Europe	354,499	258,872	95,627	36.9	87,264	33.7

Hungary	37,019	28,925	8,094	28.0	6,045	20.9
Other Central and Eastern Europe	52,131	35,082	17,049	48.6	10,948	31.2

Total Central and Eastern Europe	89,150	64,007	25,143	39.3	16,993	26.5

Total Europe (UPC Broadband)	443,649	322,879	120,770	37.4	104,257	32.3
Chile (VTR)	82,341	56,886	25,455	44.7	19,569	34.4
Corporate and other	63,234	53,774	9,460	17.6	8,266	15.4
Intersegment eliminations	(7,980)	(7,639)	(341)	(4.5)	(121)	(1.6)

Total consolidated UGC	$581,244	$425,900	$155,344

      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
      UPC Broadband. UPC Broadband’s SG&A expenses increased $18,490,000 and $120,770,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $7,408,000 and $72,469,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC

Broadband’s SG&A expenses increased $9,733,000 or 7.7% and $31,788,000 or 9.8% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to:

•	Increases in sales and marketing expenses and commissions of $6,562,000 and $22,743,000 during the three and nine month periods, respectively, reflecting the cost of marketing campaigns and the greater number of gross subscriber additions for broadband Internet and telephony services, particularly in The Netherlands.

•	Increases in salaries and other staff related costs of $4,102,000 and $9,386,000 during the three and nine month periods, respectively, reflecting increased staffing levels, particularly in The Netherlands, in sales and marketing and information technology functions, as well as annual wage increases.
      Chile (VTR). VTR’s SG&A expenses increased $10,365,000 and $25,455,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $5,263,000 and $10,526,000 of such increases. Excluding the increases associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $1,669,000 or 8.7% and $9,043,000 or 15.9% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These three month and nine month increases, which are largely attributable to growth in VTR’s subscriber base, are primarily due to increases in labor and related costs and in sales commissions due primarily to VTR’s efforts to add customers.

Operating Cash Flow of our Reportable Segments
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 10 to the accompanying condensed consolidated financial statements. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

Operating Cash Flow of our Reportable Segments

	Three Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$88,314	$100,307	$(11,993)	(12.0)	$(11,494)	(11.5)
France	31,543	19,534	12,009	61.5	12,165	62.3
Austria	35,179	31,289	3,890	12.4	4,106	13.1
Other Western Europe	41,855	28,585	13,270	46.4	13,004	45.5

Total Western Europe	196,891	179,715	17,176	9.6	17,781	9.9

Hungary	26,956	19,996	6,960	34.8	6,710	33.6
Other Central and Eastern Europe	31,755	26,071	5,684	21.8	3,570	13.7

Total Central and Eastern Europe	58,711	46,067	12,644	27.4	10,280	22.3

Total Europe (UPC Broadband)	255,602	225,782	29,820	13.2	28,061	12.4
Chile (VTR)	38,269	25,925	12,344	47.6	7,779	30.0
Corporate and other	4,159	(4,801)	8,960	186.6	8,995	187.4

Total	$298,030	$246,906	$51,124

	Nine Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$278,988	$277,488	$1,500	0.5	$(6,620)	(2.4)
France	77,950	23,618	54,332	230.0	54,150	229.3
Austria	106,283	93,340	12,943	13.9	9,844	10.5
Other Western Europe	116,116	73,482	42,634	58.0	38,997	53.1

Total Western Europe	579,337	467,928	111,409	23.8	96,371	20.6

Hungary	82,738	60,129	22,609	37.6	17,945	29.8
Other Central and Eastern Europe	101,817	72,077	29,740	41.3	18,753	26.0

Total Central and Eastern Europe	184,555	132,206	52,349	39.6	36,698	27.8

Total Europe (UPC Broadband)	763,892	600,134	163,758	27.3	133,069	22.2
Chile (VTR)	104,227	74,942	29,285	39.1	21,657	28.9
Corporate and other	(14,574)	(27,587)	13,013	47.2	13,012	47.2

Total	$853,545	$647,489	$206,056

      For a discussion of the factors contributing to the changes in operating cash flow of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses. Certain details of the operating cash flow of our corporate and other category are set forth in the tables below:

	Three Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$5,443	$(371)	$5,814	1567.1	$5,847	1576.0
Corporate costs	(1,284)	(4,430)	3,146	71.0	3,148	71.1

Total corporate and other	$4,159	$(4,801)	$8,960	186.6	$8,995	187.4

	Nine Months Ended				Increase (Decrease)
	September 30,		Increase (Decrease)		Excluding FX

	2005	2004	$	%	$	%

	Amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$15,448	$(5,441)	$20,889	383.9	$20,423	375.4
Corporate costs	(30,022)	(22,146)	(7,876)	(35.6)	(7,411)	(33.5)

Total corporate and other	$(14,574)	$(27,587)	$13,013	47.2	$13,012	47.2

      Corporate costs primarily represent corporate and other administrative costs incurred by UGC. The increase in corporate costs (and the corresponding decrease in operating cash flow) during the nine months ended September 30, 2005 primarily is due to costs incurred by UGC in connection with the LGI Combination. Such costs aggregated $10,098,000 during the nine month period.

Discussion and Analysis of our Historical Operating Results

General
      As noted above, the effects of the LGI Combination, May 1, 2005 consolidation of NTL Ireland and other acquisitions have affected the comparability of our results of operations during the 2005 and 2004 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, are primarily attributable to the effects of these transactions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.
      As discussed above under Results of Operations, we have combined the UGC Post-LGI Combination results of operations for the three months ended September 30, 2005 with the UGC Pre-LGI Combination results of operations for the six months ended June 30, 2005 for purposes of the following discussion and analysis of our historical results of operations.

Revenue
      Our total consolidated revenue increased $168,675,000 and $697,573,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidation of NTL Ireland accounted for $81,082,000 and $392,683,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $68,026,000 or 10.0% and $201,106,000 or 11.3% during the three and nine month periods, respectively, as compared to the corresponding prior year periods. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense
      Our total consolidated operating expense increased $88,673,000 and $336,173,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidation of NTL Ireland accounted for $42,253,000 and $200,136,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $37,877,000 or 13.9% and $93,944,000 or 13.3% during the three and nine month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) interconnect costs, (ii) labor costs, (iii) programming costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense
      Our total consolidated SG&A expense increased $28,878,000 and $155,344,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidation of NTL Ireland accounted for $18,502,000 and $99,038,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $5,641,000 or 3.6% and $32,933,000 or 7.7% during the three and nine month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing, advertising and commissions and (ii) labor costs. The increases in our marketing, advertising and commissions expenses primarily are attributable to our efforts to increase our RGUs. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense
      We record stock-based compensation that is associated with LGI common stock and certain other subsidiary common stock. As a result of adjustments to certain terms of former UGC stock incentive awards in connection with (i) our rights offering in February 2004 and (ii) the LGI Combination in June 2005 most of the LGI stock incentive awards outstanding held by UGC employees at September 30, 2005 are accounted for as variable-plan awards. The stock-based compensation expense for the nine months ended September 30, 2004 includes a $50,409,000 charge to reflect a change from fixed-plan accounting to variable-plan accounting in connection with modifications to the terms of UGC stock options in connection with UGC’s February 2004 rights offering. Other fluctuations in our stock-based compensation expense during the three and nine month periods are largely a function of changes in the market price of the underlying common stock. Due to the use of variable-plan accounting for most of our outstanding stock incentive awards, stock-based compensation expense with respect to such stock incentive awards is subject to adjustment in future periods based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised. For additional information concerning stock-based compensation, see note 2 to the accompanying condensed consolidated financial statements.

Depreciation and amortization
      Depreciation and amortization expense increased $20,314,000 and $54,872,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of acquisitions and the consolidation of NTL Ireland and the effects of foreign currency exchange rate fluctuations, depreciation and amortization expense increased $8,191,000 and decreased $56,919,000 during the three and nine months ended September 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to (i) the impact of certain of UGC’s information technology and other assets becoming fully depreciated during the last half of 2004 and (ii) the impact during the 2004 periods of the acceleration of the depreciation of certain customer premise equipment that was targeted for replacement. The impact of these decreases was partially offset by a

$24,758,000 increase in depreciation and amortization due to the application of purchase accounting in connection with the June 15, 2005 LGI Combination.

Impairment, restructuring and other operating charges (credits), net
      We incurred impairment, restructuring and other operating charges (credits) of ($5,149,000) and $27,347,000 during the nine months ended September 30, 2005 and 2004, respectively. The 2004 amount includes (i) an impairment charge of $16,623,000 that was recorded during the second quarter of 2004 and (ii) other less significant restructuring and other charges. The second quarter 2004 impairment charge was recorded by us to write-down the long-lived assets of certain telecommunications operations in Norway.

Interest expense
      Interest expense increased $58,271,000 and $53,453,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $58,107,000 and $45,405,000, during the three and nine months ended September 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. The increases during the three and nine month periods include (i) $40,775,000 of non-cash interest expense that was recorded during the third quarter of 2005 as a result of an adjustment to increase the estimated fair value of the mandatorily redeemable securities issued by the Investcos and (ii) $8,410,000 of interest expense incurred on the €500 million ($601.5 million) principal amount of Senior Notes due 2014 that were issued by UPC Holding on July 29, 2005. The increase in the estimated fair value of the mandatorily redeemable securities of the Investcos is largely associated with the increased liquidity of the underlying Telenet shares following the Telenet IPO. The three and nine month increases also reflect a increase in the interest expense incurred on the UPC Broadband Holding Bank Facility, as higher weighted average borrowings more than offset a decline in the weighted average variable interest rate. The increase during the nine month period also reflects the net effect of (i) an increase associated with the issuance of the UGC Convertible Notes in April 2004, (i) a decrease resulting from lower amortization of deferred financing costs, due primarily to debt extinguishments and the application of purchase accounting, and (iii) other individually insignificant fluctuations.

Interest and dividend income
      Interest and dividend income increased $329,000 and $1,287,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The increase during the nine month period is due primarily to increases in our cash and cash equivalent balances.

Share of earnings (losses) of affiliates, net
      The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	Amounts in thousands
Telenet	$(7,256)	$—	$(19,126)	$—
Austar United	(1,342)	4,183	3,782	2,506
Metropolis	—	(2,618)	(6,782)	(7,842)
Other	3,316	1,090	6,653	4,036

	$(5,282)	$2,655	$(15,473)	$(1,300)

Realized and unrealized gains (losses) on derivative instruments, net
      The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated interim periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	Amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$27,328	$(19,344)	$123,135	$(17,018)
Embedded derivatives	(60,677)	12,568	(13,070)	72,928
Foreign exchange contracts	(1,839)	—	(1,839)	—
CCC put right	2,122	—	885	—

	$(33,066)	$(6,776)	$109,111	$55,910

      The increase in the unrealized gains on the UPC Broadband Holding cross currency and interest rate swaps and caps is attributable to the net effect of (i) larger notional amounts during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods, (ii) market movements with respect to the appreciation of the U.S. dollar exchange rate compared to the euro that caused the value of these contracts to increase, and (iii) market movements with respect to lower interest rates which decreased the market value of the contracts.
      The unrealized gains (losses) reported for the embedded derivatives primarily relate to the embedded derivative components of the UGC Convertible Notes. For additional information, see note 8 to the accompanying condensed consolidated financial statements.

Foreign currency transaction gains (losses), net
      The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	Amounts in thousands
U.S. dollar debt issued by our European subsidiaries	$(9,296)	$(7,525)	$(191,520)	$(7,525)
Euro denominated debt issued by UGC	2,397	(7,980)	55,771	(11,443)
Euro denominated cash held by UGC	—	6,845	(18,216)	(4,580)
Intercompany notes denominated in a currency other than the entities’ functional currency	22,805	27,628	9,160	24,808
Other	1,069	6,805	4,069	(2,546)

Total	$16,975	$25,773	$(140,736)	$(1,286)

Gain (loss) on extinguishment of debt
      We recognized a gain (loss) on extinguishment of debt of ($12,631,000) and $35,787,000 during the nine months ended September 30, 2005 and 2004, respectively. The 2005 loss represents the write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. The 2004 gain includes a $31,916,000 gain recognized in connection with the first quarter 2004 consummation of the plan of reorganization of UPC Polska, Inc., an indirect subsidiary of UGC.

Gains (losses) on disposition of assets, net
      We recognized gains (losses) on disposition of assets, net of 28,300,000 and ($1,574,000) during the nine months ended September 30, 2005 and 2004, respectively. The 2005 amounts include a $28,186,000 gain on the January 2005 sale of our investment in EWT.

Income tax expense
      We recognized income tax expense of $44,761,000 and $23,708,000 during the nine months ended September 30, 2005 and 2004, respectively. The tax expense for the nine months ended September 30, 2005 differs from the expected tax benefit of $81,899,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans, investments in subsidiaries, the mandatorily redeemable securities of the Investcos, and the UGC Convertible Notes, (iii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, and (iv) the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate. The tax expense for the nine months ended September 30, 2004 differs from the expected tax benefit of $84,685,000 (based on the U.S. federal 35% income tax rate) primarily due to an increase in valuation allowances against deferred tax assets, primarily in certain European tax jurisdictions.
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

Corporate Liquidity
      The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2005 are set forth in the following table (amounts in thousands):

Cash and cash equivalents held by:

UGC and its non-operating subsidiaries	$595,383
UPC Broadband(a)	753,106
VTR	32,805
Other operating subsidiaries	33,555

Total cash and cash equivalents	$1,414,849

(a)	UPC Holding and UPC Broadband Holding hold €383,160,000 ($460,972,000) and €193,828,000 ($233,191,000), respectively, of UPC Broadband’s consolidated cash and cash equivalents at September 30, 2005.
      The cash and cash equivalent balances held by UGC and its non-operating subsidiaries of $595,383,000, together with $31,496,000 of short term liquid investments that are available to UGC and its non-operating subsidiaries, represent available liquidity at the corporate level at September 30, 2005. Our remaining unrestricted cash and cash equivalents of $819,466,000 at September 30, 2005 were held by our operating subsidiaries as set forth in the table above. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
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
      UGC has issued €500.0 million ($601.5 million) principal amount of the 1 3/4% euro-denominated UGC Convertible Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. For additional information, see note 8 to the condensed consolidated financial statements.
      Subsequent to September 30, 2005, (i) we used most of our consolidated cash balances, together with proceeds received upon the issuance of additional debt financing, to fund the Cablecom and Astral acquisitions and an additional investment in Telenet, and (ii) we received cash proceeds in connection with the November 2005 sale of our investment in SBS. The aggregate consolidated cash used to fund the Cablecom, Astral and Telenet transactions, net of the cash proceeds received from the additional debt financings and the sale of our SBS investment was approximately $1.376 billion and the aggregate increase to our debt as a direct result of these transactions was approximately $1.186 billion, excluding the debt of Cablecom (approximately $1.338 billion equivalent U.S. dollars at June 30, 2005, the most recent date for which Cablecom has publicly reported its debt balances). If these transactions had occurred on September 30, 2005, our cash and cash equivalent balances would have been approximately $39 million, and our total debt and capital lease obligations would have been approximately $8.070 billion. For additional information, see below and note 11 to the accompanying condensed consolidated financial statements.
      We believe that our current sources of liquidity are sufficient to meet our known liquidity and capital needs through 2006. However, in the event a major investment or acquisition opportunity were to arise, we expect that we would be required to seek additional capital in order to consummate any such transaction.

Subsidiary Liquidity
      UPC Broadband and Cablecom. At September 30, 2005, UPC Broadband held cash and cash equivalents of $753,106,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, UPC Broadband’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
      At September 30, 2005, UPC Broadband’s debt included (i) outstanding euro denominated borrowings under three Facilities of the UPC Broadband Holding Bank Facility aggregating $2,033,205,000 in equivalent U.S. dollars and U.S. dollar denominated borrowings under two Facilities aggregating $1,775,000,000, and (ii) €500 million ($601.5 million) principal amount of 7 3/4% Senior Notes due 2014. Two additional euro denominated Facilities (Facility A and Facility I) under the UPC Broadband Holding Bank Facility provide up to €1 billion ($1.203 billion) of aggregate borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the September 30, 2005 covenant compliance calculations, the aggregate amount that was available for borrowing under these Facilities at September 30, 2005 was approximately €295 million ($355 million). In connection with our October 2005 transfer of Chorus to UPC Broadband Holding, UPC Broadband Holding borrowed €110 million ($132 million) of the availability under Facility A. As a result of scheduled changes in required covenants, the aggregate borrowing availability at December 31, 2005 under Facility A and Facility I will decrease significantly from the September 30, 2005 amount unless UPC Broadband Holding is able to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility), through acquisitions or otherwise, or reduce its senior debt. For additional information, see note 8 to the accompanying condensed consolidated financial statements.

      Our management has been evaluating various options with respect to our Scandinavian assets (i.e., the assets of our broadband operating segments in Norway and Sweden), including a possible sale, and in the fourth quarter, commenced an auction process. Any final determination to sell any or all of our Scandinavian assets will depend on the price and terms offered and will be subject to, among other things, approval of our Board of Directors, receipt of requisite governmental and other third party consents and approvals, and a waiver of the covenant in the UPC Broadband Holding Bank Facility restricting dispositions of assets.
      On October 24, 2005, LGI Switzerland , our indirect wholly owned subsidiary, completed the purchase of all of the issued share capital of Cablecom, which is the parent company of Swiss cable operator Cablecom Gmbh, for a cash purchase price before direct acquisition costs of CHF 2.826 billion ($2.185 billion at October 24, 2005).
      The Cablecom Acquisition was effected pursuant to the terms of the Purchase Agreement, dated September 30, 2005 between LGI Switzerland and Glacier. At closing, 3% of the purchase price was placed in escrow, for a period not to exceed 89 days, pending any claims arising under the Purchase Agreement. Any payment made from this escrow will be treated as an adjustment to the purchase price.
      LGI Switzerland has also agreed to reimburse Glacier for certain costs incurred in connection with Cablecom’s aborted IPO. The amount of such reimbursement is limited to CHF 15 million ($11.6 million).
      The Cablecom Acquisition was funded through a combination of (i) a €550 million ($670 million at the borrowing date) 9.5 year split-coupon floating rate PIK Loan entered into by LGI Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014 by UPC Holding, a sister corporation of LGI Switzerland, and (iii) corporate cash. The terms of the LGI Switzerland PIK Loan and the UPC Holding 8 5/8% Senior Notes are described in note 11 to the accompanying condensed consolidated financial statements.
      At June 30, 2005, Cablecom and its subsidiaries reported outstanding debt of CHF 1.716 billion ($1.338 billion at June 30, 2005) and CHF 161 million ($126 million at June 30, 2005) of cash and cash equivalents. The debt includes €290 million of 9 3/8% Senior Notes due 2014 issued by Cablecom Luxembourg S.C.A., which we refer to as the Fixed Rate Notes, and CHF 390 million of Floating Rate Senior Secured Notes due 2010, €200 million of Floating Rate Senior Secured Notes due 2010 and €375 million of Floating Rate Senior Secured Notes due 2012 issued by Cablecom Luxembourg S.C.A., which we collectively refer to as the Floating Rate Notes and together with the Fixed Rate Notes, the Cablecom Notes. In addition, Cablecom Gmbh had a CHF 150 million Cablecom Revolving Credit Facility that was undrawn at June 30, 2005.
      The consummation of the Cablecom Acquisition triggered a “change of control” Put Right under the Cablecom Notes and, absent a waiver from the lenders under the Cablecom Revolving Credit Facility (the Waiver), requires a refinancing of the Cablecom Revolving Credit Facility. LGI Switzerland has entered into a Change of Control Backstop Commitment Letter with certain financial institutions (the Banks), pursuant to which (i) the Banks have agreed to enter into a new term facility under which a subsidiary of Cablecom may access the funds necessary to repurchase Cablecom Notes that are Floating Rate Notes tendered upon exercise of the Put Right or, absent an agreement on the definitive terms of the new term facility, in the case of tendered Floating Rate Notes, and if any Cablecom Notes that are Fixed Rate Notes are tendered, the Banks have agreed to purchase such tendered notes and enter into a remarketing arrangement with a subsidiary of Cablecom with respect to such tendered notes, and (ii) absent the Waiver, the Banks have agreed to enter into a new credit facility to refinance the Cablecom Revolving Credit Facility. LGI Switzerland’s right to terminate the Change of Control Backstop Commitment Letter is subject to a non-refundable commitment fee, payable within 3 business days of the expiration date of the Put Right. We have received the Waiver from the lenders.
      On October 14, 2005, we completed the acquisition of Astral, a broadband telecommunications operator in Romania for a cash purchase price before direct acquisition costs of approximately $407 million. We also assumed $21 million of debt and acquired cash and cash equivalent balances of $7 million in connection with this acquisition.

      On May 9, 2005, UPC Ireland, a subsidiary of UPC, entered into certain agreements that provide for UPC Ireland’s acquisition of MS Irish Cable from MSDW Equity if regulatory approval is obtained. MS Irish Cable acquired NTL Ireland on May 9, 2005 for total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), including direct acquisition costs of €14,029,000 ($18,018,000 at May 9, 2005) and an €8,412,000 ($10,804,000 at May 9, 2005) adjustment for cash held by NTL Ireland on the closing date. On that date, UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland and MS Irish Cable’s working capital needs pursuant to a loan agreement (the Loan Agreement). Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty. As we are responsible for any losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we were required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. For additional information, see note 4 to the accompanying condensed consolidated financial statements.
      In April 2005, a subsidiary of UPC Broadband Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash.
      On February 10, 2005, we acquired 100% of the shares in Telemach, a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000 at the transaction date) in cash.
      For information concerning UPC Broadband’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      We believe that UPC Broadband’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow UPC Broadband’s business through acquisitions, we expect that UPC Broadband will need additional sources of financing, most likely to come in the form of debt financing.
      VTR. At September 30, 2005, VTR held cash and cash equivalents of $32,805,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, VTR’s primary source of liquidity is its operating cash flow.
      On April 13, 2005, VTR completed its previously announced merger with Metrópolis, a Chilean broadband distribution company. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by CCC. As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CCI in the amount of ChP6.067 billion ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. The acquisition of CCC’s interest in Metropolis included the assumption of $25,773,000 in debt payable to CTC and ChP30.335 billion ($51,773,000 at April 13, 2005) of bank debt. The bank debt was repaid in April 2005 and the debt to CTC was repaid in July 2005 using proceeds from the VTR Bank Facility. Final regulatory approval for the combination was obtained in March 2005, subject to certain conditions The most significant conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way capacity on all portions of the combined network within five years; and (iii) limit basic tier price increases to the rate of inflation plus a programming cost escalator over the next three years.
      VTR has a Chilean peso-denominated seven-year amortizing term senior secured credit facility totaling ChP175.502 billion ($331,261,000) as of September 30, 2005. In July 2005, VTR borrowed ChP14.724 billion ($25,456,000 as of July 4, 2005) under the VTR Bank Facility to fund the repayment of an existing obligation to CTC. On September 9, 2005, the VTR Bank Facility was amended to improve the maturity and other terms of its existing facility. On September 20, 2005, VTR completed the syndication of the amended VTR Bank

Facility, raising proceeds of ChP70.674 billion ($132,262,000 as of September 20, 2005). These proceeds were used to repay a total of $119,578,000 in shareholder loans to our subsidiaries and $10,415,000 to repay a loan to CCC. For additional information, see note 8 to the accompanying condensed consolidated financial statements.
      For information concerning VTR’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      We believe that VTR’s existing sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow VTR’s business through acquisitions, we believe that VTR may need additional sources of financing, most likely in the form of debt financing.
      Other Subsidiaries. Certain of our consolidated businesses other than UPC Broadband and VTR completed transactions that affected our liquidity during the first nine months of 2005.
      On November 8, 2005, we received cash consideration of €276,432,000 ($326,412,000 at November 8, 2005) in connection with the disposition of our 19% ownership interest in SBS. Due to this disposition, we classified the carrying value of our available-for-sale investment in SBS as a current asset in our September 30, 2005 condensed consolidated balance sheet.
      In connection with the October 14, 2005 Telenet IPO, (i) one of our indirect subsidiaries, chellomedia Investments, purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €159,242,000 ($192,460,000 at October 14, 2005) before giving effect to pending post-closing adjustments that could result in an increase to the purchase price of up to €1,960,000 ($2,358,000), and (ii) €74,451,000 ($89,981,000 at October 14, 2005) of the mandatorily redeemable securities previously issued by the Investcos to third parties were redeemed. For additional information, see notes 8 and 11 to the accompanying condensed consolidated financial statements.
      In January 2005, we sold our 28.7% interest in EWT, which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($39,067,000 at the transaction date) in cash. We received €27,000,000 ($35,439,000 at the transaction date) of the sale price in January 2005, and we received the remainder in June 2005.
      In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of (i) $50,000,000 in cash, before considering direct acquisition costs of $2,154,000, and (ii) 351,111 shares of LGI Series A common stock and 351,111 shares of LGI Series C common stock valued at $14,973,000. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.

Condensed Consolidated Cash Flow Statements
      Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
      During the nine months ended September 30, 2005, we used net cash provided by our operating activities of $529,733,000, net cash provided by financing activities of $1,189,753,000 and $385,856,000 of our existing cash and cash equivalent balances (excluding a $83,690,000 decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $1,249,940,000.
      The net cash used by our investing activities during the nine months ended September 30, 2005 includes cash paid for acquisitions of $702,995,000, capital expenditures of $584,539,000, net proceeds received upon dispositions of $39,067,000, and the net effect of other less significant sources and uses of cash.
      UPC Broadband and VTR accounted for $466,785,000 and $68,878,000, respectively of our consolidated capital expenditures during the nine months ended September 30, 2005, and $225,593,000 and $27,578,000, respectively, during the nine months ended September 30, 2004. We expect the 2005 capital expenditures of

(i) UPC Broadband and Cablecom in Europe and (ii) VTR in Chile to continue to significantly exceed the comparable prior year amounts due primarily to: (i) increased costs for customer premise equipment as we expect our operating segments in Europe and Chile to continue to add more customers in 2005 than in 2004; (ii) increased expenditures for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as our plan to invest more aggressively in digital television in The Netherlands and other locations and our launch of VoIP in major markets in Europe and in Chile; and (iv) other factors such as improvements to our master telecom center in Europe, information technology upgrades and expenditures for general support systems. In future periods, we expect UPC Broadband, Cablecom and VTR to continue to focus on increasing the penetration of services in their existing upgraded footprint and efficiently deploying capital aimed at services that result in positive net cash flows. Due in large part to the capital requirements associated with recently acquired entities such as Cablecom, Astral and Metrópolis, we expect the 2006 capital expenditures of our broadband segments in Europe and Chile to significantly exceed the comparable 2005 amounts.
      During the nine months ended September 30, 2005, the cash provided by our financing activities was $1,189,753,000. Such amount includes net borrowings of debt and capital lease obligations of $795,123,000 and capital contributions from parent of $450,518,000.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations

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
      As further described in note 4 to the accompanying condensed consolidated financial statements, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has a corresponding call right.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $10,870,000 fair value of this put obligation at September 30, 2005 in other current liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 6 to the accompanying condensed consolidated financial statements.
      For a description of our contingent liabilities related to certain legal proceedings, see note 9 to the accompanying condensed consolidated financial statements.
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

Contractual Commitments
      As of September 30, 2005, the U.S. dollar equivalent (based on September 30, 2005 exchange rates) of our consolidated contractual commitments, classified by their currency denomination, are as follows:

	Payments Due During:

	Three Months
	Ended	Year Ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total

	Amounts in thousands
Debt (excluding interest):
U.S. dollar	$3	$220	$—	$—	$2,625	$1,772,375	$1,775,223
Euro	108,750	1,246	1,994	1,683	1,738	3,237,378	3,352,789
Other	—	13,250	53,002	53,002	53,002	159,005	331,261

	108,753	14,716	54,996	54,685	57,365	5,168,758	5,459,273

Capital leases (excluding interest):
Euro	178	818	609	616	641	4,782	7,644
Other	769	2,444	2,624	2,843	3,097	22,089	33,866

	947	3,262	3,233	3,459	3,738	26,871	41,510

Operating leases:
U.S. dollar	1,470	1,834	1,661	1,784	1,633	4,168	12,550
Euro	24,052	82,362	72,033	46,811	37,245	126,111	388,614
Other	3,293	11,787	10,991	10,506	10,301	17,588	64,466

	28,815	95,983	84,685	59,101	49,179	147,867	465,630

Programming and other purchase obligations:
U.S. dollar	288	1,084	1,891	1,155	1,213	17,037	22,668
Euro	37,221	68,507	23,796	18,349	7,346	838	156,057
Other	8,358	21,843	1,436	897	—	—	32,534

	45,867	91,434	27,123	20,401	8,559	17,875	211,259

Other commitments:
U.S. dollar	233	—	—	—	—	—	233
Euro	24,884	13,530	11,101	8,245	8,068	27,508	93,336
Other	3,273	231	231	—	—	—	3,735

	28,390	13,761	11,332	8,245	8,068	27,508	97,304

Total:
U.S. dollar	1,994	3,138	3,552	2,939	5,471	1,793,580	1,810,674
Euro	195,085	166,463	109,533	75,704	55,038	3,396,617	3,998,440
Other	15,693	49,555	68,284	67,248	66,400	198,682	465,862

	$212,772	$219,156	$181,369	$145,891	$126,909	$5,388,879	$6,274,976

Projected cash interest payments on debt and capital lease obligations*	$78,824	$294,930	$292,685	$289,280	$281,175	$708,033	$1,944,927

*	Based on interest rates and contractual maturities in effect as of September 30, 2005.
      Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.
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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

Cash and Investments
      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser degree, other currencies. At September 30, 2005, we held cash balances of $711,309,000 that were denominated in euros. These euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
      We are also exposed to market price fluctuations related to our investments in equity securities. At September 30, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $760 million, including the $326,160,000 carrying value of our investment in SBS, which was sold subsequent to September 30, 2005.

Foreign Currency Risk
      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro as 40% of our U.S. dollar revenue during the nine months ended September 30, 2005 was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Chilean peso, the Hungarian Forint and other local currencies in Europe.
      VTR has several outstanding forward contracts with two commercial banks to reduce foreign currency exposures related to U.S. dollar-denominated programming costs. As of September 30, 2005, such forward contracts effectively allow VTR to convert a total of ChP11,827 million to a total of $20,900,000 through July 2006. Changes in the fair value of these contracts are recorded in the realized and unrealized gains (losses) on derivative instruments in the accompanying condensed consolidated statements of operations.
      On October 4, 2005, Liberty Switzerland entered into a forward contract that converts CHF 925.1 million to €606.4 million ($729.5 million). The forward contract expires in April 2007.
      The relationship between the euro, Chilean peso and the Hungarian forint and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2005	2004

Euro	0.8312	0.7333
Chilean peso	529.80	559.19
Hungarian forint	207.72	180.59

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Average rates:	2005	2004	2005	2004

Euro	0.8212	0.8175	0.7916	0.8154
Chilean peso	551.35	628.22	570.39	614.70
Hungarian forint	202.22	203.52	195.61	206.89

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

Interest Rate Risks
      We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding. UPC Broadband Holding has entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. UPC Broadband Holding uses interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UPC Broadband Holding also uses interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable it to otherwise pay lower market rates. UPC Broadband Holding manages the credit risks associated with their derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UPC Broadband Holding to losses in the event of nonperformance, UPC Broadband Holding expects such losses, if any, to be significant.
      Weighted Average Variable Interest Rate — At September 30, 2005, the weighted-average interest rate (including margin) on variable rate indebtedness of our consolidated subsidiaries was approximately 5.8%. Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $19,820,000.

Derivative Instruments

UPC Broadband Holding Cross-currency and Interest Rate Swaps and Caps
      UPC Broadband Holding, a subsidiary of UPC, has entered into cross-currency and interest rate swaps, interest rate caps and cross-currency forwards to manage foreign currency and interest rate exposure. The terms of these contracts outstanding at September 30, 2005, were as follows:

Cross-currency and Interest Rate Swaps:

			Interest Rate	Interest Rate
		Notional	(on Principal	(on Notional
	Principal Amount	Amount	Amount)	Amount)
	Due From	Due to	Due From	Due to
Maturity Date	Counterparty	Counterparty	Counterparty	Counterparty

	Amounts in thousands
December 2011(1)	$525,000	€393,500	LIBOR + 3.0%	EURIBOR + 3.10%
October 2012(2)	1,250,000	994,000	LIBOR + 2.5%	6.06%

	$1,775,000	€1,387,500

(1)	Swap contract effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, LIBOR-indexed floating rate debt to Euro-denominated, EURIBOR-indexed floating rate debt.

(2)	Effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, floating rate debt to Euro-denominated, fixed rate debt (including margin).

Interest Rate Swaps:

			Fixed Interest
		Variable Interest	Rate, Excluding
	Principal	Rate Due From	Margin, Due to
Maturity Date	Amount	Counterparty	Counterparty

	Amounts in
	thousands
(3) January 2006	€1,075,000	EURIBOR	2.29%
(3) April 2010	1,000,000	EURIBOR	3.28%
(3) September 2012	500,000	EURIBOR	2.96%

	€2,575,000

(3)	Swap contract effectively fixes the EURIBOR rate (excluding margin) on the indicated principal amount of UPC’s Euro-denominated debt.

Interest Rate Caps:

Maturity Date	Principal Amount	Cap Level(4)

	Amounts in thousands
(4) January 2006	€2,600,000	3.0%
(4) July 2006	900,000	4.0%
(4) January 2007	1,000,000	4.0%
(4) January 2008	750,000	3.5%

	€5,250,000

(4)	Caps the EURIBOR variable interest rate (excluding margin) on the indicated principal amount of UPC Broadband’s euro-denominated debt.
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 15% in the value of the U.S. dollar relative to the euro at September 30, 2005 would have increased (decreased), respectively, the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately $266 million, and (ii) an instantaneous increase (decrease) in the relevant base floating rate (excluding margin) of 50 basis points (0.50%) at September 30, 2005 would have increased (decreased), respectively, the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately $77 million.

UGC Convertible Notes
      The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statement of operations. During the nine months ended September 30, 2005, we recognized an unrealized loss on the embedded equity derivative of $14,488,000. The U.S. dollar equivalents of the fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	September 30,	December 31,
	2005	2004

	Amounts in thousands
Debt host contract	$438,454	$462,164
Embedded equity derivative	208,133	193,645

	$646,587	$655,809

      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the fair value of the Euro relative to the U.S. dollar at September 30, 2005 would have increased (decreased) the fair value of the embedded equity derivative by approximately €47.5 million (€36.5 million), (ii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at September 30, 2005 would have decreased (increased) the value of the embedded equity derivative by approximately €6.5 million, and (iii) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A common stock and LGI Series C common stock at September 30, 2005 would have increased (decreased) the fair value of the embedded equity derivative by approximately €42 million.

Other derivative instruments
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. For additional information, see note 4 to the accompanying condensed consolidated financial statements.

Credit Risk
      In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 4.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
      In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2005, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. We began consolidating the financial results of MS Irish Cable and its subsidiary, NTL Ireland, effective May 1, 2005, pursuant to the requirements of FIN 46(R). Because we do not control MS Irish Cable, our disclosure controls and procedures with respect to information regarding MS Irish Cable also are more limited than those for consolidated subsidiaries we control.
(c) Changes in internal control over financial reporting
      As discussed in Item 9A. Controls and Procedures in our Form 10-K/A, as of December 31, 2004, we identified a material weakness in our internal controls over financial reporting related to the accounting for complex financial instruments. During the second quarter of 2005, we took steps to remediate this material weakness by enhancing the guidance in the company’s accounting policy manual around accounting for complex financial instruments and adding additional layers of review within the treasury process and the accounting process.
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
      No change in our internal control over financial reporting occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Class Action Lawsuits Relating to the LGI Combination. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
      For additional information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to our Quarterly Report on Form 10-Q filed on August 11, 2005, our Quarterly Report on Form 10-Q filed on May 10, 2005 and our Annual Report on Form 10-K/A filed on April 28, 2005.

Item 6.	Exhibits.
      Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed February 14, 2002 (File No. 333-82776))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 8 to its Registration Statement on Form S-1 filed September 29, 2003 (File No. 333-82776))
3.3	Bylaws of the Registrant*
10	Material Contracts:
10.1	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2005 (file No. 000-49658) (the ‘Cablecom 8-K‘)) (the ‘Cablecom Share Purchase Agreement”)
10.2	Excerpts from Schedule 4.6 to the Cablecom Share Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.3	Deed, dated September 30, 2005, between Liberty Media International, Inc. and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
10.4	Indenture, dated as of April 6, 2004, between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-49658))

10.5	First Supplemental Indenture, dated as of May 24, 2005, between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658))
10.6	Second Supplemental Indenture, dated as June 15, 2005, among Liberty Global, Inc., the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-49658))
10.7	Third Supplemental Indenture, dated August 26, 2005, among Liberty Global, Inc., the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 26, 2005 (File No. 000-49658))
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDGLOBALCOM. INC.

Dated: November 14, 2005	/s/ Michael T. Fries ----------------------------------------------- Michael T. Fries President and Chief Executive Officer

Dated: November 14, 2005	/s/ Charles H.R. Bracken ----------------------------------------------- Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2005	/s/ Bernard G. Dvorak ----------------------------------------------- Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed February 14, 2002 (File No. 333-82776))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 8 to its Registration Statement on Form S-1 filed September 29, 2003 (File No. 333-82776))
3.3	Bylaws of the Registrant*
10	Material Contracts:
10.1	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2005 (file No. 000-49658) (the “Cablecom 8-K”)) (the “Cablecom Share Purchase Agreement”)
10.2	Excerpts from Schedule 4.6 to the Cablecom Share Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.3	Deed, dated September 30, 2005, between Liberty Media International, Inc. and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
10.4	Indenture, dated as of April 6, 2004, between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-49658))
10.5	First Supplemental Indenture, dated as of May 24, 2005, between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658))
10.6	Second Supplemental Indenture, dated as June 15, 2005, among Liberty Global, Inc., the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-49658))
10.7	Third Supplemental Indenture, dated August 26, 2005, among Liberty Global, Inc., the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 26, 2005 (File No. 000-49658))
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith